Form 10-K405
period 1999-09-30
ALTIGEN COMMUNICATIONS INC
filed 1999-12-29
CIK 1003607

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

(Mark One)
[X]Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act
   of 1934
   For the fiscal year ended: September 30, 1999
                                       OR
[_]Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange
   Act of 1934
   For the transition period from        to

                        Commission File Number 000-27427

                               ----------------

                          ALTIGEN COMMUNICATIONS, INC.
             (Exact name of Registrant as specified in its charter)

                                                       94-3204299
                Delaware                            (I.R.S. Employer
    (State or other jurisdiction of              Identification Number)
     incorporation or organization)


                                                         94538
        47427 Fremont Boulevard                        (zip code)
          Fremont, California
    (address of principal executive
                offices)

       Registrant's telephone number, including area code: (510) 252-9712
        Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: Common Stock
                                (Title of Class)

                               ----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $40,582,656 as of December 23, 1999 based on the closing price of the Common Stock as reported on The Nasdaq Stock Market for that date. There were 13,387,289 of the Registrant's Common Stock issued and outstanding on December 23, 1999.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Certain sections of AltiGen Communications, Inc.'s definitive Proxy Statement for the 2000 Annual Meeting of Shareholders to be held on February 11, 2000 are incorporated by reference in Part III of this Form 10-K to the extent stated herein.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                                   Page
                                                                                                   ----
                                                   PART I
Item 1.     Business..............................................................................  3
Item 2.     Properties............................................................................ 12
Item 3.     Legal Proceedings..................................................................... 13
Item 4.     Submission of Matters to a Vote of Security Holders................................... 13
                                                   PART II
Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters.................. 14
Item 6.    Selected Financial Data................................................................ 15
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.. 15
Item 7(a)  Quantitative and Qualitative Disclosures about Market Risk............................. 29
Item 8.    Financial Statements and Supplementary Data............................................ 29
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure... 29
                                                  PART III
Item 10.    Directors and Executive Officers of the Registrant.................................... 30
Item 11.    Executive Compensation................................................................ 30
Item 12.    Security Ownership of Certain Beneficial Owners and Management........................ 30
Item 13.    Certain Relationships and Related Transactions........................................ 30
                                                   PART IV
Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K....................... 31
SIGNATURES.......................................................................................  33

                                     PART I

   This Annual Report on Form 10-K contains certain forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended) that involve risks and uncertainties. Actual results and the timing of certain events could differ materially from those projected in the forward-looking statements as a result of certain known and unknown factors, including the those set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors Affecting Business, Operating Results, and Financial Condition" and other factors discussed elsewhere in this Annual Report on Form 10-K. In this Annual Report on Form 10-K, the "Company," "AltiGen," "we," "us," and "our" refer to AltiGen Communications, Inc.

Item 1. Business

INTRODUCTION

   AltiGen designs, manufactures and markets integrated, multifunction telecommunications systems that allow businesses to use data networks, such as the Internet, and the traditional telephone network interchangeably and seamlessly to carry voice and data communications.

   The Company's principal executive offices are located at 47427 Fremont Blvd., Fremont, California 94538. The telephone number at that address is (510) 252-9712. The Company was incorporated in May 1994 and reincorporated by merger in Delaware in June 1999.

BACKGROUND AND GENERAL DEVELOPMENT OF BUSINESS

FISCAL 1999

   Entering fiscal year 1999, AltiGen had three key objectives: to continue and accelerate the development of its telecommunications systems, to extend and expand our market position and to prepare for an initial public offering.

   The Company met its first objective by providing a next generation communications system to allow businesses to use integrated systems that receive, manipulate and transmit voice communications over the traditional telephone network, as well as data networks such as the Internet. Our integrated, multifunction telecommunications systems provide new services to end users, giving businesses the choice of placing calls over data networks or traditional phone lines. Net revenues increased 69.7% to $6.6 million in fiscal 1999 from $3.9 million in fiscal 1998.

   The Company met its second objective of extending and expanding our market position by utilizing advertising and promotional activities to establish brand-name recognition, increasing training to identify and educate new qualified authorized dealers and to build a well-developed distribution channel, promoting customer and end user awareness of the features and benefits of our products. According to a Frost & Sullivan research report, AltiGen's market share in the North America Server-Based PBX Market increased from 21% in 1998 to 38% in 1999.

   The Company met its third objective by maintaining a considerable lead position in product development and marketing, providing high quality service and technical support, developing sales and distribution capabilities, maintaining efficiency of manufacturing, and establishing brand-name recognition. These efforts culminated in the completion of an initial public offering of our common stock on October 4, 1999.

INDUSTRY BACKGROUND

 The Growth of the Internet

   The Internet is experiencing tremendous growth and is emerging as a global medium for communications and commerce. Many factors are driving the growth of the Internet, including:

  . improvements in the design and construction of computer systems and networks;

  . the emergence of technologies which facilitate the buying and selling of goods and services on the Internet, which is referred to as online commerce or e-commerce; and

  . easier, faster and cheaper Internet access through a large and growing base of personal computers and other devices.

According to International Data Corporation, or IDC, the number of Internet users worldwide will grow from 69 million at the end of 1997 to 320 million by 2002. The increasing capabilities and use of the Internet and other networks such as corporate intranets are significantly influencing telecommunications today.

 Convergence of Voice and Data

   Traditionally, businesses have supported two separate, incompatible networks to handle their communications needs. The first has been the traditional telephone network, which relies on a technology called "circuit-switching." A circuit-switched network establishes and maintains a dedicated (i.e. not shared) line between calling parties for the duration of a call. The second type of network on which businesses have traditionally relied is a data or "packet-switched" network, such as the Internet. In packet-switched networks, voice, video, images or data is divided into small packets of signals that are simultaneously routed over different paths to a final destination where they are recombined. Packet-switched networks are more efficient than the traditional telephone network because network paths are not dedicated to a single user, but instead are available to be shared by all users. In contrast to a circuit-switched network, network capacity is allocated only during transmission, and messages can be compressed and stored more efficiently. The Internet is accelerating the convergence of voice and data to a single integrated packet-based network that can support both voice and data using Internet Protocol.

   A growing number of businesses have recognized data networks such as the Internet as a valuable and economical medium for internal and public communications. These businesses seek to reduce their telecommunications costs by moving their voice communications to packet-switched networks, such as corporate intranets and the Internet. Although packet-switched networks can offer more efficiency and value to businesses, the traditional telephone network remains the standard for voice communications today. As a result, businesses that wish to take advantage of packet-switched networks for voice communications must nevertheless be able to place and receive calls over the traditional telephone network with customers, suppliers and others who rely solely on the traditional telephone network for voice communications. Consequently, there is a need for one common switching system that can interface with both packet-switched networks and the traditional telephone network.

 Evolution Begins in Small- to Medium-Sized Businesses

   Small-to medium-sized businesses of up to 150 employees are likely to be the first to use converged voice and data networks because, unlike large organizations, they may not be heavily invested in outdated systems that continue to be used because the costs of replacing them outweigh their shortcomings, and can more quickly take advantage of new technological trends. Most of these businesses today use a traditional private telephone network as the backbone of their connection to the voice network, and maintain a separate data network.

   Today's traditional private telephone network remains an expensive, proprietary solution. These systems require skilled personnel to physically prepare the installation site and to install the equipment and can be difficult to install, upgrade and maintain. For example, adding voice mail to a traditional private telephone network system requires personnel to configure and connect a separate server to the system. Thus, after adding a number of features such as voice mail, a traditional private telephone network may be difficult to maintain because of the diversity of its hardware components, as well as the number and complexity of connections between those components. Administering this system thus may become prohibitively expensive for small- to medium-sized businesses with limited resources.

   In recent years, a new generation of integrated, multifunction telecommunications systems has emerged to address the challenges and inadequacies associated with traditional private telephone systems. Frost & Sullivan estimates that the market for integrated, multifunction telecommunications systems that rely on general-purpose computers, which it terms the "server-based PBX systems market" was $41.8 million in 1998 and will grow to $403.9 million in 2002, representing a compounded annual growth rate of 76.3%. Frost & Sullivan also estimates that the market for integrated, multifunction telecommunications systems that rely on data networks that use the same communications format as the Internet, which it refers to as "IP-based PBX systems" was $31.5 million in 1998 and will grow to $595.1 million in 2002, representing a compounded annual growth rate of 108.4%.

   Most existing telecommunications systems do not address the needs of businesses that wish to transmit voice communications over both the traditional telephone network and data networks. For example, businesses may wish to route internal calls over their existing voice network and route calls between offices over data networks, such as the Internet, all using the same telecommunications system. We believe a significant opportunity exists to provide small- to medium-sized businesses with an integrated solution that delivers the benefits of integrated, multifunction telecommunications systems using the Internet as well as the traditional telephone network.

THE ALTIGEN SOLUTION

   We design, manufacture and market next generation, integrated, multifunction telecommunications systems that use both data networks, such as the Internet, and the traditional telephone network to provide new services to end users that were unavailable with traditional private telephone systems. AltiServ, our Windows NT-based system, interfaces with the traditional telephone network and data networks, permitting our customers to take advantage of the converging communications infrastructure. Our systems integrate voice and data communications with fewer components than traditional systems and other multifunction telecommunications systems.

   Key benefits of our solution include:

  . Ability to use both Data Networks, such as the Internet, and the Traditional Telephone Network. Our systems provide the benefits of the converging communications infrastructure by enabling businesses to route voice calls over the Internet and other data networks or the traditional telephone network. Our system design integrates seamlessly with both types of networks, providing flexibility for businesses to configure their telecommunications systems to suit their needs.

  . Lower Telecommunications Costs. By routing voice over data networks, including the Internet, our systems eliminate toll charges associated with long-distance calls. Using our products, businesses can send and receive voice communications over the Internet or existing data lines that constitute their intranets.

  . Innovative Features. Our systems provide integrated voice and data capability, allowing numerous features previously available only with a combination of multiple systems, typically from different vendors. AltiGen's AltiServ system has typical call handling and routing functions, as well as specialized functions such as Zoomerang, which enables users to retrieve a voice mail message, automatically place a call to respond and return to the voice mail system to continue reviewing messages.

  . Ease of Installation, Use and Maintenance. The configuration of the
    AltiServ system and its use of industry-standard hardware and software platforms allows for easy installation and system maintenance. AltiServ enables system administrators to manage the voice, voice messaging, e-mail and Internet features of our products through a single consistent user interface.

  . Reduced Administration Costs. Our user interface allows end users to administer their system internally. With traditional private telephone systems, businesses frequently require a third-party service provider to perform tasks as simple as changing a phone extension or adding a phone line. These expenses can be significant for installation, system upgrades and modifications. Using AltiServ, system administrators can perform many of these tasks and reduce additional expenditures.

PRODUCTS AND CORE TECHNOLOGIES

   We design and develop hardware (circuit boards) and software for integration by our distributors and dealers into general purpose computer platforms for use by small- to medium-sized business. AltiGen's AltiServ system is a complete communications system capable of coordinating different types of communications, including e-mail and voice mail. The AltiServ system answers incoming phone calls, transfers calls to individual extensions or to groups of company representatives and tracks the call activity for future performance improvements. An auto attendant feature allows incoming callers the opportunity to select choices in the kind of service they need or to answer calls when no attendants are available. Our software is designed for easy installation and maintenance.

   The AltiServ system functions over packet-switched networks including corporate intranets and the Internet. AltiServ supports combining multiple forms of communication such as voice mail and data files into a single e-mail message. The AltiServ system forwards e-mail and voice mail messages over data networks to other mail service systems. The AltiServ system also provides remote employees access to their voice mail messages over the Internet.

   The AltiServ system allows a business to connect multiple branch offices using AltiServ systems such that calls between these locations can be carried over low-cost data network connections as opposed to the traditional telephone network.

   The main features of our products are as follows:

         Product                                Description
         -------                                -----------
Software
AltiWare IP............... Enables people to place and receive telephone calls over data networks supporting the same communication
                           format as the Internet.
AltiView.................. A personal computer program that allows users to, for example, receive and place calls, listen to voice
                           mail messages and identify the phone number of the
                           caller.
AltiWare OE............... A graphical user interface program that provides telephone services to users through their computers.
AltiWare CE............... Provides the same services as AltiWare OE but does not support some desktop program messaging
                           capabilities offered by AltiWare OE.

          Product                               Description
          -------                               -----------
Hardware
Triton IP.................. A circuit board that allows calls to be carried over public and private data networks that support the
                            Internet Protocol.
Triton T1.................. A circuit board that allows calls to be carried over digital telecommunications lines.
Quantum.................... A circuit board that allows calls to be carried over traditional analog telephone lines.
ISDN BRI................... A circuit board that allows calls to be carried over specialized digital telephone lines supporting the
                            Japanese telephone system.

 Hardware and Firmware

   AltiGen developed a single base circuit board with powerful digital signal processing technology. Digital signal processing is a computer built on to the circuit board which can run special, high-speed software programs, called firmware. The firmware can receive, send and modify digital information for communications with network services. AltiGen's basic Triton DSP board can be used to create different circuit boards to meet many communication requirements by simply adding a few hardware and/or software components to the basic board. For example, AltiGen's Triton DSP series circuit board becomes a T1 or ISDN communication circuit board or a circuit board supporting the same communication format as the Internet with simple changes in on-board software and, in some cases, new chips.

   This modular design not only allows AltiGen to provide new capabilities, but also allows AltiGen's products to achieve a high degree of reliability since the underlying technology is the same and hence receives our full attention to any material and processing improvements that can or need to be made.

 Software

   AltiGen's software products are based on modular software components similar to the concept discussed for our hardware and firmware above. The service provider layer of software is composed of separate software components, each of which communicates with a hardware circuit board within the AltiServ system. The middleware layer interacts with all the service providers in the system and manages their resources. This layer hides the complexity of the hardware from application programs wanting to provide specific features. The application program layer consists of components that implement the application logic such as voice mail and auto attendant. These applications do not need to know about the hardware or how to communicate with the hardware.

   The layered architecture of AltiServ provides important benefits:

  . Shorter time is required to develop new features;

  . Development times are more predictable, thus saving money;

  . New hardware and software features can be added easily and rapidly; and

  . Changing one component in the system does not mean that other components have to be changed.

MARKETING, SALES AND CUSTOMER SUPPORT

 Marketing

   Our marketing efforts currently focus on increasing demand for our products in North America, Japan, Europe and Latin America. We work to increase market awareness of our technology and demand for our products in the small- to medium-sized business market through cooperative marketing, print, radio and Web advertising and direct mail campaigns. We have a customer referral program through which our AltiServ customers can refer potential buyers to us through our Web site.

   To assist our distributors, dealers, original equipment manufacturers and strategic partners, we provide market development funds and technical and sales training developed specifically for our products. In return, these companies must provide us with point-of-sale reports that allow us to develop a profile of end users of our systems and evaluate the effectiveness of our marketing efforts.

   We have recently formed marketing alliances with Hewlett-Packard and Compaq. Specifically, we have signed a memorandum of understanding with the Covision Internet Solutions Program of Hewlett-Packard, under which this group will market our products through its Internet channels. We have signed a Compaq Solutions Alliance Agreement, under which Compaq will market and bundle our products to its channel members and to customers. To date we have not recognized significant revenues as a result of these alliances.

 Sales

   We currently have sales and support staff in: New York, New York; Chicago, Illinois; Atlanta, Georgia; Dallas, Texas; and Fremont, California. Our network of distributors and over 400 dealers sell our systems to end users. Our sales force answers incoming calls from end users and refers new leads to a qualified dealer near each end user's location.

 Customers

   Our customers are primarily distributors and dealers who sell and resell our products to end users. We have distribution agreements with Ingram Micro and Tech Data Corporation in the United States and Kanematsu Semiconductor Corporation and Nitsuko Corporation abroad. Sales through Ingram Micro and Tech Data accounted for approximately 3% and 24%, respectively, of our revenues in fiscal year 1998, and approximately 19% and 27%, respectively, of our revenues in fiscal 1999. We also have over 400 authorized dealers, who sell our products directly to end users. We continually seek to identify and authorize new dealers. We review our dealers quarterly and de-authorize those who do not meet our standards.

 Customer Support

   We believe that consistent, high-quality service and support are key factors in attracting and retaining customers. Our customer support group, located in Fremont, California, coordinates service and technical support of our products and provides service 24 hours a day, seven days a week. This group assists our distributors and dealers in resolving installation and support issues that arise from their sales to end users and also provides limited support to end users to supplement their dealer support. Customers can also access technical information and receive technical support through our Web site.

RESEARCH AND DEVELOPMENT

   The market for our products is characterized by rapidly changing technology, evolving industry standards and frequent product introductions. We believe that our future success depends in large part upon our ability to continue to enhance the functionality and uses of our core technology. We intend to extend the functionality and uses of our hardware and software technology by continuing to invest in research and development.

   We currently conduct the majority of our product development in-house. We also use a small number of independent contractors to assist with certain product development and testing activities. We intend to continue working with our strategic partners to enhance our products. As of September 30, 1999, we employed 32 individuals in engineering, research and development and support.

   During fiscal 1999, 1998, and 1997, our research and development expenses were approximately $3,658,000, $1,927,000, and $1,498,000, respectively.

COMPETITION

   The markets for our products are intensely competitive, continually evolving and subject to changing technologies. We currently compete with companies providing traditional telephone systems, principally Lucent

Technologies and Nortel Networks. We also compete against companies providing multifunction telecommunications systems, including Picazo Communications, Inc. and Artisoft, Inc. We face potential competition from companies such as Shoreline Teleworks, Inc., NBX Corporation, acquired by 3Com Corporation, Selsius Systems, acquired by Cisco Systems, Inc., as well as any number of future competitors. Many of our competitors are substantially larger than we are and have significantly greater name recognition, financial, sales and marketing, technical, customer support, manufacturing and other resources. These competitors may also have more established distribution channels and stronger relationships with local, long distance and Internet service providers. These competitors may be able to respond more rapidly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sale of their products. These competitors may enter our existing or future markets with solutions that may be less expensive, that may provide higher performance or additional features or that may be introduced earlier than our solutions.

   We believe the principal competitive factors in our market include, or are likely to include:

  . product performance and features such as the ability to integrate voice and data;

  . price;

  . reliability;

  . ease of use;

  . size of customer base;

  . quality of service and technical support;

  . sales and distribution capabilities; and

  . strength of brand name.

   We believe that our principal competitive advantages include:

  . established brand-name recognition;

  . a well-developed and trained distribution channel; and

  . a considerable lead in product development and marketing.

   We cannot be certain that we will be able to compete successfully with existing or new competitors. If we fail to compete successfully against current or future competitors, our business could suffer.

SEASONALITY

   Typically, the Server-Based PBX industry experiences some seasonal variations in demand, with weaker sales in the winter months because of holidays and customers' planned shutdowns. This seasonality is particularly evident in the North American market.

INTELLECTUAL PROPERTY

   We generally rely upon patent, copyright, trademark and trade secret laws to protect and maintain our proprietary rights for our technology and products. AltiGen is a registered trademark, and Zoomerang is a trademark pending registration by AltiGen in the United States and other jurisdictions. In addition, the AltiGen logo is a trademark of AltiGen in the United States and other jurisdictions.

   We have filed several U.S. patent applications relating to various aspects of our client and server software, mixed-media communications and computer telephony. We expect to file patent applications as we deem appropriate to protect our technology and products. We cannot be sure that our patent applications will result in the issuance of patents, or that any issued patents will provide commercially significant protection to our technology.

   To help protect our intellectual property rights, our employees, consultants and strategic partners enter into confidentiality agreements that prohibit disclosure of our proprietary information. We also currently require employees and consultants to assign to us their ideas, developments, discoveries and inventions.

   We attempt to avoid infringing known proprietary rights of third parties in our product and service development efforts. We have not, however, conducted and do not conduct comprehensive patent searches to determine whether the technology used in our products infringes patents held by third parties. In addition, it is difficult to proceed with certainty in a rapidly evolving technological environment in which there may be numerous patent applications pending, many of which are confidential when filed, with regard to similar technologies. If we were to discover that our products violate third-party proprietary rights, we might not be able to obtain licenses to continue offering these products without substantial reengineering. Efforts to undertake this reengineering might not be successful, licenses might be unavailable on commercially reasonable terms, if at all, and litigation might not be avoided or settled without substantial expense and damage awards (See Part I, Item 3, Legal Proceedings).

MANUFACTURING AND ASSEMBLY

   Our manufacturing operations consist of purchasing, receiving, inspecting, testing, packaging and shipping. We depend on three suppliers who provided us with about 76% of our hardware product components during 1999. We put these components into kits and send them to a sub-contractor or external manufacturing facility for assembly. The final hardware assembly, software installation and testing of our products is performed in-house at our 11,000 square-foot manufacturing floor, located at our corporate headquarters in Fremont, California. Our manufacturing and assembly processes enable us to configure our products to adapt to different customer specifications at the final assembly stage. This flexibility is designed to reduce both our assembly cycle time and our need to maintain a large inventory of finished goods. We believe that the efficiency of our assembly process to date is largely due to our product architecture and our commitment to assembly process design.

   We test our products both during and after the assembly process using internally developed product assurance testing procedures, which include initial visual inspection and functional testing and final systems testing. Although we generally use standard components for our products and try to maintain alternative sources of supply, we purchase some key components from sole-source suppliers for which alternative sources are not currently available. We incorporate the following sole-sourced components in our products:

  . A Mitel Corporation chip is included in all of our boards and is particularly important because it is the means by which our boards communicate with each other to enable our products to function correctly.

  . Texas Instruments Incorporated's digital signal processor ("DSP") chip for our Triton family of boards. The DSP chip is designed to perform the mathematics, data compression and other tasks that are needed to manipulate voice communications that are routed through our products. The DSP chip is also used in our Integrated Services Digital Network Basic Rate Interface board. This board enables our products to work with communications networks that are used in Japan. We expect that sales of these boards will represent an increasing percentage of our revenues in the future.

  . PMC-Sierra, Inc.'s T1 chip for our Triton T1 board allows our board to work with digital communications lines. We expect that sales of our Triton T1 board will represent an increasing percentage of our revenues in the future.

   Loss of any key component supplier would adversely impact our business.

EMPLOYEES

   As of September 30, 1999, we had 85 full-time employees, including 32 in research and development, 33 in marketing, sales and support, 9 in operations, and 11 in finance and administration. Our future success will depend, in part, on our ability to continue to attract, retain and motivate highly qualified technical, marketing, engineering and management personnel, who are in great demand.

EXECUTIVE OFFICERS

   The following sets forth certain information with regard to the executive officers of the Company and their ages as of September 30, 1999:

Name                            Age                   Position
----                            ---                   --------
Gilbert Hu(1)..................  42 President, Chief Executive Officer, Director
Philip M. McDermott............  53 Chief Financial Officer
Simon Chouldjian...............  46 Vice President of Manufacturing
Tricia Chu.....................  45 Vice President of Finance and Administration
En-Kuang Lung..................  32 Vice President of Research and Development
Carl M. Marszewski.............  56 Vice President of Business Development
Michele Shannon................  37 Vice President of Sales
Anthony Spielman...............  51 Vice President of Marketing
Tsyr-Yi (Shirley) Sun..........  39 Director of IP Telephony

--------
(1) Member of the Compensation Committee

   Gilbert Hu founded AltiGen and has served as our President and Chief Executive Officer and a Director since May 1994. Before founding AltiGen, Mr. Hu was a founder, President and Chief Executive Officer of Centrum Communications, Inc., a networking company acquired by 3Com Corporation in early 1994. Mr. Hu has also served in technical and managerial roles at Vitalink Communication Corporation, an internetworking equipment manufacturer. He received a Bachelor of Science degree in Electrical Engineering from National Chiao-Tung University in Taiwan and a Masters of Science degree in Electrical Engineering from Arizona State University. Mr. Hu is a brother-in-law of director Wen-Huang (Simon) Chang.

   Philip M. McDermott has served as our Chief Financial Officer since June 1999. From October 1995 to May 1999, Mr. McDermott served as Director of Finance Americas Sales for 3Com Corporation, a networking equipment company. From October 1994 to October 1995, Mr. McDermott served as Vice President of Finance, Operations and Administration for DAVID Systems, a division of Chipcom Corporation, a public networking company. Chipcom was subsequently acquired by 3Com Corp. Mr. McDermott received Certified Management Accountant accreditation from The Society of Management Accounting in Montreal, Canada.

   Simon Chouldjian has served as our Vice President of Manufacturing since June 1997. From July 1984 to June 1997, Mr. Chouldjian was the founder and Vice President of Engineering of Luxcom, Inc., a manufacturer of communication hub equipment. Mr. Chouldjian has held supervisory and project leader positions in engineering at the Hewlett-Packard Company and TRW, Inc. He received a Bachelor of Science degree in Electrical Engineering from the University of California, Berkeley and a Masters of Science degree in Electrical Engineering from Stanford University.

   Tricia Chu has served as our Vice President of Finance and Administration since June 1999. From March 1999 to June 1999, Ms. Chu served as our Senior Director of Finance and Administration. From February 1994 to March 1999, Ms. Chu worked for 3Com Corporation, first as Controller of 3Com's Remote Access Division, then as Controller of Americas Sales. Ms. Chu has also held finance and accounting positions with Centrum Communications, Inc., a networking company acquired by 3Com Corporation in early 1994, Integrated Silicon Solutions, Inc., a designer and manufacturer of memory devices, and Rugged Digital Systems Inc., a producer of computer systems. Ms. Chu received a Bachelor of Science degree in Finance and International Trade from Tankung University in Taiwan and a Masters in Business Administration from Central State University in Oklahoma.

   En-Kuang Lung has served as our Vice President of Research and Development since May 1998. Mr. Lung joined our engineering group in September 1995 as Director of Application Engineering and, in February 1997, was named as our Director of Platform Engineering. From January 1990 to September 1995, Mr. Lung worked first as Senior Software Engineer/Project Lead, then as Manager of Product Development for Centigram Communications Corp., a manufacturer of voice messaging systems. Prior to working at Centigram, Mr. Lung spent over two years at Bell Northern Research/Nortel, where he worked on the development of Nortel's Meridian digital telephone sets. Mr. Lung received a Bachelor of Science degree in Electrical Engineering and Computer Science from The Johns Hopkins University. Mr. Lung resigned from AltiGen in late October 1999 to pursue an employment opportunity in an unrelated field.

   Carl M. Marszewski has served as our Vice President of Business Development since November 1998. From August 1997 to November 1998, Mr. Marszewski worked as an independent sales and marketing consultant who specialized in distribution channel development for small companies. From January 1994 to July 1997, Mr. Marszewski served as a Vice President of Worldwide Sales of Repeater Technology, Inc., a wireless telecommunications company. Mr. Marszewski has held managerial positions with Compression Labs, Inc., a videoconferencing equipment manufacturer, and Nortel, a telecommunications equipment company.
Mr. Marszewski received a Bachelor of Arts degree in Psychology from Seton Hall University.

   Michele Shannon has served as our Vice President of Sales since October 1996. From March 1995 to October 1996, Ms. Shannon was Director of Worldwide Channel Sales and Marketing at NetManage, Inc., an international supplier of standards- based intranet software. Ms. Shannon served from December 1991 to February 1995 as Director of Field Marketing at Novell, Inc., a networking applications company. Ms. Shannon has also held sales and marketing positions with Businessland Inc., a retailer of advanced office equipment and computer systems. Ms. Shannon received a Bachelor of Arts degree in music from Arizona State University.

   Anthony Spielman has served as our Vice President of Marketing since May 1999. From September 1997 to December 1998, Mr. Spielman was Senior Director of U.S. Sales and Business Development for Teltrend Ltd., a European and U.S.- based networking company. From May 1994 to October 1997, Mr. Spielman served as Vice President of Marketing and Asian Sales for SBE, Inc., a data communications company. Mr. Spielman has also held marketing positions at Asante Technologies, Inc., a manufacturer of networking products, 3Com Corporation, Network Systems Corporation, a manufacturer of secure networking and provider of intranet solutions, and the Hewlett-Packard Company.

   Tsyr-Yi (Shirley) Sun has served as our Director of IP Telephony since April 1998. From February 1994 to March 1998, Ms. Sun worked for 3Com Corporation as an Engineering Manager. From August 1991 to February 1994, Ms. Sun was a founder and an Engineering Manager with Centrum Communications, Inc., a networking company acquired by 3Com Corporation in early 1994. Ms. Sun received a Bachelor of Science degree in Mechanical Engineering from National Central University in Taiwan and a Master of Science degree in computer science from Utah State University. We have appointed Ms. Sun to replace En-Kuang Lung as our Vice President of Research and Development effective upon Mr. Lung's resignation.

Item 2. Properties

   Our headquarters for corporate administration, research and development and sales and marketing occupies approximately 35,000 square feet of space in Fremont, California, which we lease at an annual rental of approximately $325,000. We also conduct research and development in a 2,919 square foot facility in Shanghai, China, which we lease at an annual rate of approximately $30,000. We believe that our existing facilities are adequate for our needs through at least the end of year 2000. We believe that any additional space we may need in the future will be available on commercially reasonable terms.

Item 3. Legal Proceedings

   Generally, litigation, which could be costly and time consuming, may be necessary to determine the scope and validity of others' proprietary rights, or to enforce any patent issued to us, in either case, in judicial or administrative proceedings. For example, we are currently engaged in litigation with NetPhone, Inc. In June 1999, we received a letter from NetPhone alleging that we infringe a patent owned by NetPhone. On June 30, 1999, we filed a request for a declaration from the United States District Court for the Northern District of California that AltiGen does not infringe any valid claim of NetPhone's patent. NetPhone answered AltiGen's complaint on July 13, 1999 and asserted a counterclaim against AltiGen alleging that AltiGen infringes the NetPhone patent and seeking to preliminarily and permanently enjoin AltiGen from making, importing, using, offering to sell or selling a device under the name Quantum. On August 11, 1999, NetPhone filed a motion for preliminary injunction. On September 7, 1999, we filed our Opposition to NetPhone's motion. NetPhone's Motion has not yet been decided. A hearing was held on NetPhone's Motion for Preliminary Injuction on December 13, 1999, and the Court has taken the matter under submission. Based upon advice of our patent prosecution counsel, we believe that the claims of NetPhone's patent are invalid or not infringed by our Quantum board product. Accordingly, we intend to continue to litigate the lawsuit and to contest NetPhone's Motion vigorously, and we do not believe that the ultimate outcome of this matter will have a material impact on our business. However, litigation is subject to inherent uncertainties and, therefore, we cannot assure you that we will prevail in this litigation, or that an adverse outcome would not adversely affect our business or financial condition.

   An adverse outcome in the NetPhone litigation or any other litigation could subject us to significant liabilities to third parties, require us to obtain licenses from third parties, or require us to cease product sales and possibly alter the design of our products. Not all licenses to third-party patents or proprietary rights may be available on acceptable terms. In addition, the laws of certain countries may not protect our intellectual property.

Item 4. Submission of Matters to a Vote of Security Holders

   Not applicable.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

   The effective date of AltiGen's initial public offering was on October 4, 1999. The principal market for Company's common stock is The Nasdaq Stock Market. On September 30, 1999, AltiGen was a privately-held company.

   As of September 30, 1999, the Company had approximately 160 shareholders of record. We have never declared or paid any cash dividends on our capital stock. We currently expect to retain future earnings, if any, to support operations and to finance the growth and development of our business. Therefore, we do not expect to pay cash dividends in the foreseeable future.

USE OF PROCEEDS FROM SALES OF REGISTERED SECURITIES

   On October 8, 1999, the Company completed an initial public offering (the "Offering") of its Common Stock, $.001 par value. The managing underwriters in the Offering were CIBC World Markets Corp., Dain Rauscher Wessels, a division of Dain Rauscher Incorporated, and FAC/Equities, a division of First Albany Corporation (the "Underwriters"). The shares of Common Stock sold in the Offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (the "Registration Statement") (Reg. No. 333-80037) that was declared effective by the SEC on October 4, 1999. The Offering commenced on October 5, 1999. All 3,737,500 shares of Common Stock registered under the Registration Statement (including 487,500 shares sold pursuant to the exercise of the Underwriters' over-allotment option) were sold at a price of $10.00 per share. The aggregate price of the Offering amount registered was $37.4 million. In connection with the Offering, the Company paid an aggregate of $2.6 million in underwriting discounts and commissions to the Underwriters. In addition, the following table sets forth all expenses incurred in connection with the Offering, other than underwriting discounts and commissions.

   SEC registration fee............................................. $   20,000
   NASD filing fee..................................................      7,000
   Nasdaq National Market listing fee...............................     89,000
   Blue Sky fees and expenses.......................................     12,000
   Printing and engraving expenses..................................    394,000
   Legal fees and expenses..........................................    486,000
   Accounting fees and expenses.....................................    370,000
   Transfer Agent fees..............................................     25,000
   Miscellaneous....................................................     58,000
                                                                     ----------
     Total.......................................................... $1,461,000
                                                                     ==========

   After deducting the underwriting discounts and commissions and the Offering expenses described above, the Company received net proceeds from the Offering of approximately $33.3 million. The Company intends to use the proceeds for general corporate purposes as described in the prospectus for the Offering. None of the Company's net proceeds of the Offering were paid directly or indirectly to any director, officer, general partner of the Company or their associates, persons owning 10% or more of any class of equity securities of the Company, or an affiliate of the Company.

Item 6. Selected Financial Data

   This section presents selected historical financial data of AltiGen as a Delaware corporation. You should read carefully the consolidated financial statements included in this Form 10-K, including the notes to the financial statements. The selected data in this section are not intended to replace the consolidated financial statements.

                                      Fiscal Year Ended September 30,
                                ------------------------------------------------
                                  1999     1998     1997     1996       1995
                                --------  -------  -------  -------  -----------
                                                                     (unaudited)
                                   (in thousands, except per share data)
Consolidated Statement of
 Operations Data:
  Revenues, net...............  $  6,599  $ 3,890  $ 1,379  $   229    $   --
  Cost of revenues............     3,300    2,520    1,040      238        --
                                --------  -------  -------  -------    -------
  Gross profit (loss).........     3,299    1,370      339       (9)       --
  Operating expenses:
    Research and development..     3,658    1,927    1,498      753        700
    Sales and marketing.......     4,319    2,770    1,448      446         72
    General and
     administrative...........     1,807      675      718      547        329
    Deferred stock
     compensation.............       770      164      --       --         --
                                --------  -------  -------  -------    -------
      Total operating
       expenses...............    10,554    5,536    3,664    1,746      1,101
                                --------  -------  -------  -------    -------
Loss from operations..........    (7,255)  (4,166)  (3,325)  (1,755)    (1,101)
                                --------  -------  -------  -------    -------
Interest and other income,
 net..........................       360      246      206      124         33
                                --------  -------  -------  -------    -------
Net loss......................  $ (6,895) $(3,920) $(3,119) $(1,631)   $(1,068)
                                ========  =======  =======  =======    =======
Basic net loss per share......  $  (5.76) $ (4.75) $ (3.91) $ (2.14)   $ (1.77)
                                ========  =======  =======  =======    =======
Shares used in computing basic
 net loss per share...........     1,197      825      797      762        603
Consolidated Balance Sheet
 Data:
  Cash, cash equivalents and
   short-term investments.....  $  5,934  $ 8,057  $ 3,093  $ 3,152    $ 1,768
  Working capital.............     8,426    8,698    3,535    3,501      1,948
  Total assets................    12,687   11,102    4,714    3,762      2,076
  Convertible preferred
   stock......................         8        8        6        5          3
  Accumulated deficit.........   (16,721)  (9,826)  (5,906)  (2,787)    (1,156)
Total stockholders' equity....     9,341    9,251    3,787    3,579      2,020
                                ========  =======  =======  =======    =======

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

   We are a leading provider of integrated, multifunction telecommunications systems. We were incorporated in May 1994 and began operations in July 1994. From inception through July 1996, we were a development-stage company and had no revenues. During this period, our operating activities consisted primarily of developing our initial product, recruiting personnel, raising capital and building our corporate infrastructure. We first recognized revenues from product sales of our Quantum board and AltiWare software in July 1996. We generated net revenues of $6.6 million in fiscal year 1999, $3.9 million in fiscal year 1998 and $1.4 million in fiscal year 1997. As of September 30, 1999, we had an accumulated deficit of $16.7 million.

   We derive our revenues from sales of our AltiServ system, which includes Quantum boards, Triton boards and AltiWare software. Software sales currently make up less than 11% of our net revenues. We believe software sales will comprise a greater portion of our net revenues in the future. Product revenues consist of sales to end users (including dealers) and to distributors. Revenues from product sales to end users are recognized upon shipment. We defer recognition of sales to distributors until they resell our products to their customers. Under our distribution contracts, a distributor has the right in some circumstances to return products it determines are overstocked, so long as it provides an offsetting purchase order for products in an amount equal to or greater than the dollar value of the returned products. In addition, we afford distributors protection from subsequent price reductions.

   Our cost of revenues consists of component and material costs, direct labor costs, provisions for excess and obsolete inventory, warranty costs and overhead related to manufacturing our products. Software sales typically carry a higher gross margin than hardware sales.

   We have experienced operating losses and negative cash flows from operations in each quarterly and annual period since our inception and we currently expect to continue to incur losses for the foreseeable future. We have not recognized any future tax benefits of our cumulative net operating losses due to uncertainty as to future realizability.

 Results of Operations

   The following table sets forth consolidated statements of operations data for the periods indicated as a percentage of net revenues.

                                                       Fiscal Year Ended
                                                         September 30,
                                                      ------------------------
                                                       1999     1998     1997
                                                      ------   ------   ------
Consolidated Statement of Operations Data:
  Revenues, net......................................  100.0%   100.0%   100.0%
  Cost of revenues...................................   50.0     64.8     75.4
                                                      ------   ------   ------
  Gross profit.......................................   50.0     35.2     24.6
                                                      ------   ------   ------
Operating expenses:
  Research and development...........................   55.4     49.6    108.7
  Sales and marketing................................   65.4     71.2    105.0
  General and administrative.........................   27.4     17.3     52.1
  Deferred stock compensation........................   11.7      4.2      --
                                                      ------   ------   ------
    Total operating expenses.........................  159.9    142.3    265.8
                                                      ------   ------   ------
Loss from operations................................. (109.9)  (107.1)  (241.2)
Interest and other income, net.......................    5.4      6.3     15.0
                                                      ------   ------   ------
Net loss............................................. (104.5)% (100.8)% (226.2)%
                                                      ======   ======   ======

 Fiscal Year Ended September 30, 1999 Compared to Fiscal Year Ended September 30, 1998

   Revenues, net. Revenues consist of sales to end users (including dealers) and to distributors. Net revenues increased from $3.9 million in fiscal year 1998 to $6.6 million in fiscal year 1999, representing an increase of 69.7%. This change was primarily from increased market acceptance of our products through our main distributors. Sales through Ingram Micro and Tech Data accounted for approximately 19% and 27%, respectively, of our revenues in fiscal year 1999, and approximately 3% and 24%, respectively, of our revenues in fiscal year 1998.

   Cost of revenues. Cost of revenues in fiscal year 1999 increased to $3.3 million from approximately $2.5 million in fiscal year 1998. Cost of revenues consists primarily of component and material costs, direct labor costs, provisions for excess and obsolete inventory, warranty costs and overhead related to manufacturing our products. Cost of revenues decreased as a percentage of net revenues in fiscal year 1999 compared to fiscal year 1998. This decrease was primarily a result of production efficiencies as well as lower component and overhead costs due to increased production. In addition, the cost of revenues of fiscal year 1998 includes a provision for excess and obsolete inventory of $361,000 related primarily to the impact of design changes to our Quantum product. As a result of higher sales and lower costs, gross profit increased to $3.3 million in fiscal year 1999 from $1.4 million in fiscal year 1998. Although gross profit as a percentage of revenue has increased each fiscal year, there can be no assurance that this trend will continue in the future.

   Research and development expenses. Research and development expenses increased to $3.7 million in fiscal year 1999 from $1.9 million in fiscal year 1998. Research and development expenses consist principally of salaries and related personnel expenses, consultant fees and prototype expenses related to the design, development and testing of our products. We expense our research and development costs as incurred. The increase was primarily due to our hiring additional engineers, as well as opening of a research and development office in China and increases in depreciation and other related charges due to increases in capital spending on design and simulation software. We currently intend to increase research and development expenses in absolute dollars in the foreseeable future to allow us to develop new products and features. Until these new products and features are introduced, we expect this increase in expenses to increase our net loss (or to reduce any net profits that we may have).

   Sales and marketing expenses. Sales and marketing expenses increased to $4.3 million in fiscal year 1999 from $2.8 million in fiscal year 1998, representing an increase of 55.9%. Sales and marketing expenses consist of compensation, commissions and related costs for personnel engaged in sales and marketing functions, trade show expenses, selling and promotional programs, marketing programs and related expenses. This increase was primarily due to hiring additional sales and marketing personnel, increasing advertising and promotional activities and increasing training to identify and educate new qualified authorized dealers. We currently intend to increase sales and marketing expenses in absolute dollars as we continue to pursue new channels and markets and to promote customer and end user awareness of the features and benefits of our products. We expect these increased expenses to increase the amount of our net losses (or reduce the amount of any net profits that we may have).

   General and administrative expenses. General and administrative expenses increased to $1.8 million in fiscal year 1999 from $675,000 in fiscal year 1998. General and administrative expenses consist primarily of salaries and related expenses for executive, finance and administrative personnel, recruiting expenses, professional fees and other general corporate expenses. The increase was primarily due to legal fees related to the NetPhone litigation (see Part I, Item 3, Legal Proceedings), hiring of additional personnel in our finance and accounting, management information systems and administrative groups, and an increase in related facilities expenses and professional services expenses. We currently intend to increase general and administrative expenses in absolute dollars, as we add personnel and incur additional costs resulting from the growth of our business. We expect these increased expenses to increase the amount of our net losses (or reduce the amount of any net profits that we may have).

   Deferred stock compensation expense. Deferred stock compensation expense was $770,000 in fiscal year 1999 as compared to $164,000 for fiscal year 1998. Deferred stock compensation expense reflects the amortization of stock compensation charges resulting from granting stock options at exercise prices below the deemed fair value of our common stock on the dates the options were granted. We are amortizing these amounts using the straight-line method over the vesting period of the stock options. We expect to amortize approximately $973,000 of this deferred stock compensation in fiscal year 2000, $973,000 in fiscal year 2001, $809,000 in fiscal year 2002 and $203,000 in fiscal year 2003 and doing so will increase our loss (or reduce any profits that we may have).

   Interest and other income, net. Net interest and other income increased to $360,000 in fiscal year 1999 from $246,000 in fiscal year 1998. This increase was due primarily to higher average cash and cash equivalents balances between periods.

 Fiscal Year Ended September 30, 1998 Compared to Fiscal Year Ended September 30, 1997

   Revenues, net. Net revenues increased to $3.9 million in fiscal year 1998 from $1.4 million in fiscal year 1997, representing an increase of 182.1%. This increase resulted primarily from increased sales of our Quantum boards and increased sales due to the addition of Tech Data and Ingram Micro as distributors of our products. Sales to Tech Data accounted for 10% of our net revenues in fiscal year 1997 and for 24% of our net revenues in fiscal year 1998.

   Cost of revenues. Cost of revenues increased to $2.5 million in fiscal year 1998 from $1.0 million in fiscal year 1997. This increase was due primarily to increased sales of our products and a higher provision for excess and obsolete inventory related primarily to the impact of design changes in our Quantum product, offset by higher volume of lower cost software products and cost reductions in our manufacturing process. As a result, gross profit increased to $1.4 million in fiscal year 1998 from $339,000 in fiscal year 1997.

   Research and development expenses. Research and development expenses increased to $1.9 million in fiscal year 1998 from $1.5 million in fiscal year 1997, representing an increase of 28.7%. The increase was primarily related to increases in personnel and personnel related costs and increases in depreciation and other related charges due to capital spending on design and simulation software.

   Sales and marketing expenses. Sales and marketing expenses increased to $2.8 million in fiscal year 1998 from $1.4 million in fiscal year 1997, representing an increase of 91.3%. The increase was primarily due to the hiring of additional sales and marketing personnel as well as increased spending for marketing promotional programs and materials, advertising and trade show expenses.

   General and administrative expense. General and administrative expenses remained relatively flat at $675,000 in fiscal year 1998, compared to $718,000 in fiscal year 1997.

   Deferred stock compensation expense. Deferred stock compensation expense was $164,000 in fiscal year 1998. We did not record any deferred stock compensation expense in fiscal year 1997.

   Interest and other income, net. Net interest and other income increased to $246,000 in fiscal year 1998 from $206,000 in fiscal year 1997, representing an increase of 19.4%. This increase was due to higher average cash balances in fiscal year 1998 due to our preferred stock financings.

 Liquidity and Capital Resources

   Since inception, we have financed our operations primarily from the sale of private equity securities. We have raised an aggregate of $24.7 million, net of offering expenses, through the sale of preferred stock. As of September 30, 1999, we had cash and cash equivalents of $5.9 million, which consist of cash deposited in checking and money market accounts with original maturities of less than three months. On October 8, 1999 AltiGen received cash proceeds, net of underwriters' discounts and commissions, totaling approximately
$34.8 million upon the closing of its initial public offering.

   Net cash used in our operating activities was $5.8 million for fiscal year 1999, $3.8 million for fiscal year 1998 and $3.1 million for fiscal year 1997. Net cash used in operating activities primarily reflected the impact of the net loss for each of the periods.

   Net cash provided by investing activities was $335,000 for fiscal year 1999, which was primarily a result of redemption of short-term investments. Cash used in investing activities for fiscal year 1998 was $388,000 and $1.0 million for fiscal year 1997. The relative decrease in cash used for investing activities in the fiscal year 1998 as compared to the prior year was primarily due to decreases in the net cash being invested in the year. The relative increase in cash used for investing activities for fiscal year 1997 as compared to the prior period was primarily due to an increase in purchases of $207,000 for engineering capital equipment and a decrease in redemption of short-term investments of $2.0 million between the periods.

   Net cash provided by financing activities was $4.4 million for fiscal year 1999. Cash provided by financing activities was $9.2 million for fiscal year 1998 and $3.3 million in fiscal year 1997. The decrease in cash provided by financing activities from fiscal year 1999 as compared to the prior period was primarily due to lower proceeds from the issuance of series D preferred stock as well as $1.5 million of costs related to the initial public offering of our common stock. The increase in cash provided by financing activities for fiscal year 1998 as compared to the prior period was primarily due to $1.4 million in net proceeds from our issuance of series C preferred stock and $7.8 million in net proceeds from our issuance of series D preferred stock.

   We currently believe that the net proceeds from the Company's initial public offering, together with existing cash and cash equivalents balances, will provide us with sufficient funds to finance our operations for at least the next 12 months. Our management intends to invest our cash in excess of current operating requirements in short-term, interest-bearing investment-grade securities. Subsequently, we may need to raise additional funds, and additional financing may not be available on favorable terms, if at all. We may also require additional capital to acquire or invest in complementary businesses or products, or obtain the right to use complementary technologies. If we can not raise funds, if needed, on acceptable terms, we may not be able to develop or enhance our products, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements, which could seriously harm our business, financial condition, and results of operations. If additional funds are raised through the issuance of equity securities, the net tangible book value per share may decrease, the percentage ownership of then current stockholders may be diluted, and such equity securities may have rights, preferences or privileges senior to those of the holders of our common stock.

 Year 2000 Compliance

   Impact of the year 2000 problem. The year 2000 problem refers to the potential for system and processing failures of date-related data as a result of computer-controlled systems using two digits rather than four to define the applicable year. For example, computer programs that have time-sensitive software may recognize a date represented as "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions to operations, including among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

   To date, we have not experienced any year 2000 issues with any of our internal systems or our products, and we do not expect to experience any of them.

   Assessment. The year 2000 problem affects the computers, software and other equipment that we use, operate or maintain for our operations. Accordingly, we have organized a program team responsible for monitoring the assessment and remediation status of our year 2000 issues and reporting to our management. This project team is currently assessing the potential effect and costs of remediating year 2000 issues for our internal systems. To date, we have not obtained independent verification or validation to assure the reliability of our risk and cost estimates because we do not feel that the scope of our program warrants this time and expense.

   Internal infrastructure. We believe that we have identified most of the major computers, software applications and related equipment used in connection with our internal operations that need to be modified, upgraded or replaced to minimize the possibility of a material disruption to our business. We have begun modifying, upgrading and replacing major systems that we believe have year 2000 issues.

   Systems other than information technology systems. In addition to computers and related systems, the operation of office and facilities equipment, such as fax machines, security systems and other common devices may have year 2000 issues. We are currently assessing the potential effect on and the costs of remediating these issues, if any, for our office equipment and our facilities in Fremont, California and Shanghai, China.

   Products. Since June 1998, we have designed our products to be year 2000 compliant and believe that using these products as documented should not cause any year 2000-related issues. We have tested and intend to continue to test all of our products introduced since September 1998 for year 2000 issues. While we believe these products are year 2000 compliant, it is impractical for us to test these products in every telecommunications systems environment or with all available combinations of our products with components supplied by our customers or other third-party suppliers. As a result, there may be situations where the combination of these products working with components supplied by other third parties could result in year 2000 issues.

   Two versions of our AltiWare CE software product introduced before September 1998 were not designed specifically to be year 2000 compliant. These versions are currently being used on a small number of end user systems. As a result, we have decided not to test these versions for year 2000 compliance. Instead, we have notified all of our customers and advised them to upgrade any systems that are using these older versions. We have and will continue to offer users who request it a free software upgrade to a later version of AltiWare CE that is year 2000 compliant. However, users who do not upgrade may experience year 2000 issues and may make potentially damaging claims against us. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Certain Factors Affecting Business, Operating Results, and Financial Condition."

   Costs of remediation. We currently anticipate that our total cost of addressing our year 2000 issues will be $50,000, of which approximately $39,000 has been incurred through September 30, 1999. We do not have a separate information technology or similar budget. The cost of addressing year 2000 issues will be reported as a general and administrative expense. We have not deferred any material information technology projects due to our year 2000 efforts.

   Suppliers. We are contacting third-party suppliers of components and our key subcontractors used in the manufacturing of our products to identify and, to the extent possible, resolve issues relating to the year 2000 issue. While we expect that we will be able to resolve any significant year 2000 issue identified with these third parties, because we have limited to no control over the actions of these parties, there is no assurance that these third parties will remediate any or all of the year 2000 issues identified. Any failure of any of these third parties to timely resolve year 2000 issues with either their products sold to us or their internal systems could have a material adverse effect on our business, operating results and financial condition.

   Most likely consequence of year 2000 issues. We expect to identify and resolve all year 2000 issues that could materially adversely affect our business operations. However, for the reasons discussed above, we believe that it is not possible to determine with complete certainty that all year 2000 issues affecting us have been identified or corrected. As a result, we believe that the following consequences are possible:

  . operational inconveniences and inefficiencies for us, our contract manufacturers and our customers that will divert our management's time and attention and our financial and human resources from ordinary business activities;

  . business disputes and claims for pricing adjustments or penalties by our customers due to year 2000 issues, which we believe will be resolved in the ordinary course of business; and

  . business disputes alleging that we failed to comply with the terms and conditions of contracts or industry standards of performance that result in litigation.

   Contingency plans. We are currently developing contingency plans to be implemented if our efforts to identify and correct year 2000 issues affecting our internal systems are not effective. Depending on the systems affected, these plans could include:

  .  accelerated replacement of affected equipment or software;

  .  short- to medium-term use of backup equipment and software;

  .  increased work hours for our personnel; and

  . use of contract personnel to correct, on an accelerated schedule, any year 2000 issues that arise or to provide manual workarounds for information systems.

   Our implementation of any of these contingency plans could have a material adverse effect on our business, operating results and financial conditions.

CERTAIN FACTORS AFFECTING BUSINESS, OPERATING RESULTS, AND FINANCIAL CONDITION

 Risks Related to AltiGen

  We have a history of losses and expect to incur future losses, which may prevent us from becoming profitable.

   We have experienced operating losses since our inception. As of September 30, 1999, we had an accumulated deficit of $16.7 million. We expect to incur operating losses for the foreseeable future, and these losses may be substantial. Further, we expect our operating cash flows to be negative for the foreseeable future. Because we expect increased expenditures for product development and general and administrative expenses, and substantial increases in sales and marketing expenses, we will need to increase revenues significantly to achieve profitability and positive operating cash flows. Even if we do achieve profitability and positive operating cash flows, we may not be able to sustain or increase profitability or positive operating cash flows on a quarterly or annual basis.

  We have a limited operating history, which makes it difficult to evaluate our business and our future prospects.

   We shipped our first products in July 1996. As a result of our limited operating history, we have limited financial data that you can use to evaluate our business. You must consider our prospects in light of the risks, expenses and challenges we might encounter because we are at an early stage of development in a new and rapidly evolving market. To address these risks and achieve profitability and increased sales levels, we must:

  . establish and increase market acceptance of our technology, products and systems;

  . expand our network of distributors, dealers and companies that buy our products in bulk, customize them for particular applications or customers, and resell them under their own names;

  . introduce products and systems incorporating our technology and enhancements to our product applications on a timely basis;

  .  respond effectively to competitive pressures; and

  .  successfully market and support our products and systems.

   We may not successfully meet any of these challenges, and our failure to do so will seriously harm our business and results of operations. In addition, because of our limited operating history, we have limited insight into trends that may emerge and harm our business.

  Our operating results vary, making future operating results difficult to predict.

   Our quarterly and annual operating results have varied significantly in the past and will likely vary significantly in the future. A number of factors, many of which are beyond our control, may cause our operating results to vary, including:

  .  our sales cycle, which may vary substantially from customer to customer;

  . unfavorable changes in the prices and delivery of the components we purchase;

  . the size and timing of orders for our products, which may vary depending on the season, and the contractual terms of those orders;

  . the size and timing of our expenses, including operating expenses and expenses of developing new products and product enhancements;

  . deferrals of customer orders in anticipation of new products, services or product enhancements introduced by us or by our competitors; and

  . our ability to attain and maintain production volumes and quality levels for our products.

   Our budgets and commitments that we have made for the future are based in part on our expectations of future sales. If our sales do not meet expectations, it will be difficult for us to reduce our expenses quickly, and consequently our operating results may suffer.

   Our dealers often require immediate shipment and installation of our products. As a result, we have historically operated with limited backlog, and our sales and operating results in any quarter depend primarily on orders booked and shipped during that quarter.

   Any of the above factors could harm our business, financial condition and results of operations. We believe that period-to-period comparisons of our results of operations are not meaningful, and you should not rely upon them as indicators of our future performance.

  Our market is highly competitive, and we may not have the resources to compete adequately.

   The market for our integrated, multifunction telecommunications systems is new, rapidly evolving and highly competitive. We expect competition to intensify in the future as existing competitors develop new products and new competitors enter the market. We believe that a critical component to success in this market is the ability to establish and maintain strong partner and customer relationships with a wide variety of domestic and international providers. If we fail to establish or maintain these relationships, we will be at a serious competitive disadvantage.

   We face competition from companies providing traditional private telephone systems. Our principal competitors that produce traditional private telephone systems are Lucent Technologies and Nortel Networks. We also compete against providers of multifunction telecommunications systems, including Picazo Communications, Inc. and Artisoft, Inc. We potentially face competition from companies such as Shoreline Teleworks, Inc., NBX Corporation, acquired by 3Com Corporation, Selsius Systems, acquired by Cisco Systems, Inc., as well as any number of future competitors. Many of our competitors are substantially larger than we are and have significantly greater name recognition, financial, sales and marketing, technical, customer support, manufacturing and other resources. These competitors may also have more established distribution channels and stronger relationships with service providers. These competitors may be able to respond more rapidly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sale of their products. These competitors may enter our existing or future markets with solutions that may be less expensive, provide higher performance or additional features or be introduced earlier than our solutions. We also expect that other companies may enter our market with better products and technologies. If any technology that is competing with ours is more reliable, faster, less expensive or has other advantages over our technology, then the demand for our products and services could decrease and harm our business.

   We expect our competitors to continue to improve the performance of their current products and introduce new products or new technologies. If our competitors successfully introduce new products or enhance their existing products, this could reduce the sales or market acceptance of our products and services, increase price competition or make our products obsolete. To be competitive, we must continue to invest significant resources in research and development, sales and marketing and customer support. We may not have sufficient resources to make these investments or to make the technological advances necessary to be competitive, which in turn will cause our business to suffer. A description of our principal competitors and the competitive nature of our market are discussed in greater detail in "Business--Competition."

  Losing either of our two key distributors would harm our business. We also need to establish and maintain relationships with additional distributors and original equipment manufacturers.

   Sales through our two key distributors, Ingram Micro Inc. and Tech Data Corporation, accounted for 46% of our net revenues in the fiscal year ended September 30, 1999. Our business and operating results will suffer if either of these distributors does not continue distributing our products, fails to distribute the volume of our products that it currently distributes or fails to expand our customer base. We also need to establish and maintain relationships with additional distributors and original equipment manufacturers. We may not be able to establish, or successfully manage, relationships with additional distribution partners. In addition, our agreements with distributors typically provide for termination by either party upon written notice to the other party. For example, our agreement with Tech Data provides for termination, with or without cause, by either party upon 30 days' written notice to the other party, or upon insolvency or bankruptcy. Generally, these agreements are non-exclusive and distributors sell products that compete with ours. If we fail to establish or maintain relationships with distributors and original equipment manufacturers, our ability to increase or maintain our sales and our customer base will be substantially harmed.

  We sell our products through dealers and distributors, which limits our ability to control the timing of our sales, and this makes it more difficult to predict our revenues.

   We do not recognize revenue from the sale of our products to our distributors until these products are sold to either dealers or end users. We have limited or no control over the timing of product sales to dealers and end users. Our lack of control over the revenue which we recognize from our distributors' sales to dealers and end users limits our ability to predict revenue for any given period. Our budgets and commitments that we have made for the future are based in part on our expectations of future sales. If our sales do not meet expectations, it will be difficult for us to reduce our expenses quickly, and consequently our operating results may suffer.

  We rely on sole-sourced components and third-party technology and products; if these components are not available, our business may suffer.

   We purchase technology from third parties that is incorporated into our products, including virtually all of our hardware products. We order sole-sourced components using purchase orders and do not have supply contracts for them. One sole-sourced component, a Mitel Corporation chip, is particularly important to our business because it is included in virtually all of our hardware products. If we were unable to purchase an adequate supply of these sole-sourced components on a timely basis, we would be required to develop alternative solutions. This could entail qualifying an alternative source or redesigning our products based on different components. Our inability to obtain these sole-sourced components, especially the Mitel Corporation chip, could significantly delay shipment of our products, which could have a negative effect on our business, financial condition and results of operations. See "Business--Manufacturing and Assembly."

  We rely on dealers to promote, sell, install and support our products, and their failure to do so may substantially reduce our sales and thus seriously harm our business.

   We rely on dealers who can provide high quality sales and support services. As with our distributors, we compete with other telecommunications systems providers for our dealers' business, as our dealers generally market competing products. If a dealer promotes a competitor's products to the detriment of our products or otherwise fails to market our products and services effectively, we could lose market share. In addition, the loss of a key dealer or the failure of dealers to provide adequate customer service could cause our business to suffer. If we do not properly train our dealers to sell, install and service our products, our business will suffer.

  Software or hardware errors may seriously harm our business and damage our reputation, causing loss of customers and revenues.

   Users expect telephone systems to provide a high level of reliability. Our products are inherently complex and may have undetected software or hardware errors. We have detected and may continue to detect errors and product defects in our installed base of products, new product releases and product upgrades. For example, a small number of our boards failed and were returned. We have replaced these boards and made certain design changes. We cannot be sure that the problem has been fully addressed and that similar or different problems may not occur in existing or new boards in the future. In addition, end users may install, maintain and use our products improperly or for purposes for which they were not designed. These problems may degrade or terminate the operation of our products, which could cause end users to lose telephone service, cause us to incur significant warranty and repair costs, damage our reputation and cause significant customer relations problems. Any significant delay in the commercial introduction of our products due to errors or defects, any design modifications required to correct these errors or defects or any negative effect on customer satisfaction as a result of errors or defects could seriously harm our business, financial condition and results of operations.

   Any claims brought because of problems with our products or services could seriously harm our business, financial condition and results of operations. We currently offer a one-year hardware guarantee to end users. If our products fail within the first year, we face replacement costs. Our insurance policies may not provide sufficient or any coverage should a claim be asserted. In addition, our introduction of products and systems with reliability, quality or compatibility problems could result in reduced revenues, uncollectible accounts receivable, delays in collecting accounts receivable, warranties and additional costs. Our customers, end users or employees could find errors in our products and systems after we have begun to sell them, resulting in product redevelopment costs and loss of, or delay in, their acceptance by the markets in which we compete. Further, we may experience significant product returns in the future. Any of these events could have a material adverse effect on our business, financial condition and results of operations.

  We may face infringement issues that could harm our business by requiring us to license technology on unfavorable terms or temporarily or permanently cease sales of key products.

   We cannot be certain that our products do not, or will not, infringe patents, trademarks, copyrights or other intellectual property rights held by third parties. Third parties may assert infringement claims against us. From time to time in the ordinary course of business we have been, and we expect to continue to be, subject to claims of alleged infringement of the patents and intellectual property rights of others. For example, we are currently engaged in litigation with NetPhone, Inc. In June 1999, we received a letter from NetPhone alleging that we infringe a patent owned by NetPhone. On June 30, 1999, we filed a request for a declaration from the United States District Court for the Northern District of California that AltiGen does not infringe any valid claim of NetPhone's patent. NetPhone answered AltiGen's complaint on July 13, 1999 and asserted a counterclaim against AltiGen, alleging that AltiGen infringes the NetPhone patent. On August 11, 1999, NetPhone filed a motion to enjoin AltiGen from making, importing, using, offering to sell or selling a device under the name Quantum. On September 7, 1999, we filed our Opposition to NetPhone's motion. NetPhone's Motion has not yet been decided. A hearing was held on NetPhone's Motion for Preliminary Injunction on December 13, 1999, and the Court has taken the matter under submission. Although we intend to continue to litigate the lawsuit and to contest NetPhone's Motion vigorously, litigation is subject to inherent uncertainties and, therefore, we cannot assure you that we will prevail or that we can avoid an adverse outcome.

   This litigation could be costly and time consuming. An adverse outcome could require us to obtain a license from NetPhone or require us to cease sales of what NetPhone calls the "Quantum device" and possibly alter the design of some of our products. For the fiscal year 1999, sales of our Quantum board constituted 82% of our revenues. Accordingly, an adverse outcome could materially harm our business. See "Legal Proceedings."

   More generally, litigation related to these types of claims may require us to acquire licenses under third-party patents which may not be available on acceptable terms, if at all. We believe that an increasing portion of our revenues in the future will come from sales of software applications for our hardware products. The software market has traditionally experienced widespread unauthorized reproduction of products in violation of developers' intellectual property rights. This activity is difficult to detect, and legal proceedings to enforce developers' intellectual property rights are often burdensome and involve a high degree of uncertainty and substantial costs.

  Any failure by us to protect our intellectual property could harm our business and competitive position.

   Our success depends, to a certain extent, upon our proprietary technology. We currently rely on a combination of patent, trade secret, copyright and trademark law, together with non-disclosure and invention assignment agreements, to establish and protect the proprietary rights in the technology used in our products.

   Although we have filed patent applications, we are not certain that our patent applications will result in the issuance of patents, or that any patents issued will provide commercially significant protection to our technology. In addition, others may independently develop substantially equivalent proprietary information not covered by patents to which we own rights, may obtain access to our know-how or may claim to have issued patents that prevent the sale of one or more of our products. Also, it may be possible for third parties to obtain and use our proprietary information without our authorization. Further, the laws of some countries, such as those in Japan, one of our target markets, may not adequately protect our intellectual property or may be uncertain. Our success also depends on trade secrets that cannot be patented and are difficult to protect. If we fail to protect our proprietary information effectively, or if third parties use our proprietary technology without authorization, our competitive position and business will suffer. A description of our dependence on proprietary technology is discussed in greater detail in "Business--Intellectual Property."

  Our products may not meet the legal standards required for their sale in some countries; if we cannot sell our products in these countries, our results of operations may be seriously harmed.

   The United States and other countries in which we intend to sell our products have standards for safety and other certifications that must be met for our products to be legally sold in those countries. We have tried to design our products to meet the requirements of the countries in which we sell or plan to sell them. We have also obtained or are trying to obtain the certifications that we believe are required to sell our products in these countries. However, we cannot guarantee that our products meet all of these standards or that we will be able to obtain any certifications required. In addition, there is, and will likely continue to be, an increasing number of laws and regulations pertaining to the products we offer and may offer in the future. These laws or regulations may include, for example, more stringent safety standards, requirements for additional or more burdensome certifications or more stringent consumer protection laws.

   If our products do not meet a country's standards or we do not receive the certifications required by a country's laws or regulations, then we may not be able to sell those products in that country. This may seriously harm our results of operation by reducing our sales or requiring us to invest significant resources to conform our products to these standards.

  Our market is subject to changing preferences; failure to keep up with these changes would result in our losing market share, thus seriously harming our business, financial condition and results of operations.

   Our customers and end users expect frequent product introductions and have changing requirements for new products and features. Therefore, to be competitive, we will need to develop and market new products and product enhancements that respond to these changing requirements on a timely and cost-effective basis. Our failure to do so promptly and cost-effectively would seriously harm our business, financial condition and results of operations. Also, introducing new products could require us to write off existing inventory as obsolete, which could harm our results of operations.

  If we do not manage our growth effectively, our business will suffer.

   We may not be successful in managing any future growth. We have expanded our operations rapidly since our inception. In order to manage this expansion and to grow in the future, we will need to expand or enhance our management, manufacturing, research and development and sales and marketing capabilities. We may not be able to hire the management, staff or other personnel required to do so.

   We may not be able to install adequate control systems in an efficient and timely manner, and our current or planned operational systems, procedures and controls may not be adequate to support our future operations. Difficulties in installing and implementing new systems, procedures and controls may significantly burden our management and our internal resources. Delays in the implementation of new systems or operational disruptions when we transition to new systems would impair our ability to accurately forecast sales demand, manage our product inventory and record and report financial and management information on a timely and accurate basis.

   Lead times for materials and components used in the assembly of our products vary significantly, and depend on factors such as the supplier, contract terms and demand for a component at a given time. If orders do not match forecasts, we may have excess or inadequate inventory of certain materials and components, which may seriously harm our business, financial condition and results of operations.

  Our planned expansion in international markets will involve new risks that our previous domestic operations have not prepared us to address; our failure to address these risks could harm our business, financial condition and results of operations.

   For the fiscal year ended September 30, 1999, approximately 8% of our net revenues came from customers outside of the United States. We intend to expand our international sales and marketing efforts. Our efforts are subject to a variety of risks associated with conducting business internationally, any of which could seriously harm our business, financial condition and results of operations. These risks include:

  . tariffs, duties, price controls or other restrictions on foreign currencies or trade barriers, such as import or export licensing imposed by foreign countries, especially on technology;

  . potential adverse tax consequences, including restrictions on repatriation of earnings;

  . fluctuations in foreign currency exchange rates, which could make our products relatively more expensive in foreign markets; and

  . conflicting regulatory requirements in different countries that may require us to invest significant resources customizing our products for each country.

  We need additional qualified personnel to maintain and expand our business; our failure to promptly attract and retain qualified personnel may seriously harm our business, financial condition and results of operations.

   We depend, in large part, on our ability to attract and retain highly skilled personnel, particularly engineers and sales and marketing personnel. We need highly trained technical personnel to design and support our server-based telecommunications systems. In addition, we need highly trained sales and marketing personnel to expand our marketing and sales operations in order to increase market awareness of our products and generate increased revenues. Competition for highly trained personnel is intense, especially in the San Francisco Bay Area where most of our operations are located. We cannot be certain that we will be successful in our recruitment and retention efforts. If we fail to attract or retain qualified personnel or suffer from delays in hiring required personnel, our business, financial condition and results of operations may be seriously harmed.

  Our facility is vulnerable to damage from earthquakes and other natural disasters; any such damage could seriously or completely impair our business.

   We perform final assembly, software installation and testing of our products at our facility in Fremont, California. Our facility is located on or near known earthquake fault zones and is vulnerable to damage from fire, floods, earthquakes, power loss, telecommunications failures and similar events. If such a disaster occurs, our ability to perform final assembly, software installation and testing of our products at our facility would be seriously, if not completely, impaired. If we were unable to obtain an alternative place or way to perform these functions, our business, financial condition and results of operations would suffer. The insurance we maintain may not be adequate to cover our losses against fires, floods, earthquakes and general business interruptions.

  Our strategy to outsource assembly and test functions in the future could delay delivery of products, decrease quality or increase costs.

   Based on volume or customer requirements, we may begin outsourcing some assembly and test functions. In addition, we may determine that we need to establish assembly and test operations overseas to better serve our international customers. Establishing overseas assembly and test operations may be more difficult or take longer than we anticipate. This outsourcing strategy involves certain risks, including the potential lack of adequate capacity and reduced control over delivery schedules, manufacturing yield, quality and costs. In the event that any significant subcontractor were to become unable or unwilling to continue to manufacture or test our products in the required volumes, we would have to identify and qualify acceptable replacements. Finding replacements could take time, and we cannot be sure that additional sources would be available to us on a timely basis. Any delay or increase in costs in the assembly and testing of products by third-party subcontractors could seriously harm our business, financial condition and results of operations. Our manufacturing and assembly operations are discussed in greater detail in "Business--Manufacturing and Assembly."

  We face year 2000 risks that, if realized, could disrupt our business operations, resulting in harm to our business, financial condition and results of operation.

   Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. Beginning in the year 2000, these date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, within this year, computer systems and software may need to be upgraded to comply with these year 2000 requirements. Our failure to complete implementation of the required changes to address year 2000 requirements prior to the year 2000 might result in significant difficulties in our administration of management information systems and consequently have a material adverse effect on our business, financial condition and results of operations. We have not yet completed a review of the preparations of all of our major suppliers, distributors and shippers to be year 2000 compliant. We therefore do not have a basis to assess the impact, if any, that the year 2000 issue will have on our suppliers, distributors, dealers and shippers and, consequently, on us. Failure by our suppliers, distributors, dealers and shippers and other parties with whom we do business to address year 2000 issues could negatively affect our ability to distribute products for some period of time and otherwise disrupt our business operations.

   We also face the risk that some of our products may not be year 2000 compliant. If any of our end user customers experience year 2000 issues as a result of their use of our products, those end users could assert claims against us for damages which, if successful, could harm our business, financial condition or results of operations. In addition, many of our products have some third-party technologies embedded in them, and we expect our products to be increasingly integrated into enterprise systems involving sophisticated hardware and complex software products. We cannot adequately evaluate these technologies or products for year 2000 compliance. We may face claims under our warranties, or otherwise, based on year 2000 problems in other companies' products, or issues arising from the integration of multiple products within an overall system. We are in the process of testing our products to identify any year 2000 issues. For a more detailed description of our year 2000 assessment, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Year 2000 Compliance."

 Risks Related to the Industry

  Integrated, multifunction telecommunications systems may not achieve widespread acceptance, and our fixed costs in the short run could cause our operating results and business to suffer.

   The market for integrated, multifunction telecommunications systems is relatively new and rapidly evolving. Businesses have invested substantial resources in the existing telecommunications infrastructure, including traditional private telephone systems, and may be unwilling to replace these systems in the near term or at all. Businesses may also be reluctant to adopt integrated, multifunction telecommunications systems because of their concern about the current limitations of data networks, including the Internet. For example, end users sometimes experience delays in receiving calls and reduced voice quality during calls when routing calls over data networks. Moreover, businesses that begin to route calls over the same networks that currently carry only their data may also experience these problems if the networks do not have sufficient capacity to carry all of these communications at the same time. We incur many fixed costs in anticipation of a certain level of revenues. If businesses defer purchasing or decide not to purchase integrated, multifunction telecommunications systems and the market for our products does not grow or grows substantially more slowly than we anticipate, our operating results will suffer and our business will be harmed because we will be unable to reduce fixed costs in the short term to offset the reduced revenues.

  Future regulation or legislation could harm our business or increase our cost of doing business.

   In April 1998, the Federal Communications Commission submitted a report to Congress stating that it may regulate certain Internet services if it determines that such Internet services are functionally equivalent to conventional telecommunications services. The increasing growth of the voice over data network market and the popularity of supporting products and services, however, heighten the risk that national governments will seek to regulate the transmission of voice communications over networks such as the Internet. In addition, large telecommunications companies may devote substantial lobbying efforts to influence the regulation of this market so as to benefit their interests, which may be contrary to our interests. These regulations may include, for example, assessing access or settlement charges, imposing tariffs or imposing regulations based on encryption concerns or the characteristics and quality of products and services. Future laws, legal decisions or regulations, as well as changes in interpretations of existing laws and regulations, could require us to expend significant resources to comply with them. In addition, these future events or changes may create uncertainty in our market that could reduce demand for our products.

  Evolving standards may delay our product introductions, increase our product development costs or cause end users to defer or cancel plans to purchase our products, any of which could adversely affect our business.

   The standards in our market are still evolving. These standards are designed to ensure that integrated, multifunction telecommunications products from different manufacturers can operate together. Some of these standards are proposed by other participants in our market, including some of our competitors, and include proprietary technology. In recent years, these standards have changed, and new standards have been proposed, in response to developments in our market. Our failure to conform our products to existing or future standards may limit their acceptance by market participants. We may not anticipate which standards will achieve the broadest acceptance in our market in the future, and we may take a significant amount of time and expense to adapt our products to these standards. We may also have to pay additional royalties to developers of proprietary technologies that become standards in our market. These delays and expenses may seriously harm our results of operations. In addition, customers and users may defer or cancel plans to purchase our products due to concerns about the ability of our products to conform to existing standards or to adapt to new or changed standards, and this could seriously harm our results of operations.

FORWARD-LOOKING STATEMENTS

   Some of the information in this Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. These statements include, among others, statements regarding the following: expected product revenues as a percentage of sales, expense levels, use of proceeds, liquidity and expansion strategy and possible effects of changes in government regulation. Forward-looking statements typically are identified by use of terms such as "may", "will", "expect", "anticipate", "intend", "estimate" and similar words, although some forward-looking statements are expressed differently. You should be aware that our actual results could differ materially from those contained in the forward-looking statements due to a number of factors, including insufficient capital resources, inability to integrate acquired businesses successfully, adverse economic conditions and unanticipated difficulties in product development. You should also consider carefully the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations--Certain Factors Affecting Business, Operating Results, and Financial Condition" and other sections of this Form 10-K, which address additional factors that could cause our actual results to differ from those set forth in the forward-looking statements.

Item 7(a). Quantitative and Qualitative Disclosures About Market Risk.

   Market Risk. Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in cash equivalents and short-term instruments. Due to the short-term nature of our cash equivalents and investments, we have concluded that there is no material market risk exposure. Therefore, no quantitative tabular disclosures are required.

Item 8. Financial Statements and Supplementary Data.

   The financial statements required by this item are incorporated by reference from Part IV Item 14(a) 1 and 2 hereof. The selected annual supplementary data is included as part of Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

   None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

   Information with respect to directors of AltiGen is incorporated by reference from the information under the caption: "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on February 11, 2000 (the "Proxy Statement"). Information with respect to the executive officers of AltiGen is included in Part I of this Form 10-K under the heading "Executive Officers."

Item 11. Executive Compensation

   Incorporated by reference from the information under the caption: "Executive Compensation and Other Matters" in the Company's Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management

   Incorporated by reference from the information under the caption: "Security Ownership of Management; Principal Stockholders" in the Company's proxy statement.

Item 13. Certain Relationships and Related Transactions

   Incorporated by reference from the information under the caption: "Certain Relationships and Related Transactions" in the Company's Proxy Statement.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-k

   (a) The following documents are filed as a part of this Annual Report on Form 10-K.

1. FINANCIAL STATEMENTS

                                                                          Page
                                                                          ----
Report of Arthur Andersen LLP, Independent Public Accountants ...........   35
Consolidated Balance Sheets as of September 30, 1999 and 1998 ...........   36
Consolidated Statements of Operations for the years ended September 30,
 1999, 1998 and 1997 ....................................................   37
Consolidated Statements of Stockholders' Equity for the years ended
 September 30, 1999, 1998 and 1997 ......................................   38
Consolidated Statements of Cash Flows for the years ended September 30,
 1999, 1998 and 1997 ....................................................   39
Notes to Consolidated Financial Statements ..............................   40

2. FINANCIAL STATEMENT SCHEDULES

   The following financial statement schedule is submitted here with:

Schedule II Valuation and Qualifying Accounts ...........................   50

   (All other schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or notes thereto.)

3. EXHIBITS

   The following exhibits are included in this Annual Report on Form 10-K (numbered in accordance with Item 601 of Regulation S-K):

     Exhibit
     Number                             Description
     -------                            -----------
       3.1*  Certificate of Incorporation.
       3.2*  Form of Amended and Restated Certificate of Incorporation.
       3.3*  Bylaws.
       3.4*  Form of Amended and Restated Bylaws, to be filed and effective upon completion of this offering.
       4.1   See exhibit 3.1, 3.2, 3.3, and 3.4 for provisions of the
              Certificate of Incorporation and Bylaws defining the rights of holders of Common Stock.
       4.2*  Specimen Common Stock Certificates.
       4.3*  Third Amended and Restated Rights Agreement dated May 7, 1999 by and among AltiGen Communications, Inc. and the Investors and
              Founder named therein.
      10.1*  Form of Indemnification Agreement.
      10.2*  1994 Stock Option Plan, as amended, and form of stock option agreement.
      10.3*  1998 Stock Purchase Plan.
      10.4*  1999 Stock Option Plan, as amended, and form of stock option agreement.
      10.5*  1999 Employee Stock Purchase Plan and form of subscription agreement.
      10.6*  Sublease and Consent to Sublease Agreement: 47427 Fremont
              Boulevard, Fremont, California between Hitachi America, Ltd. and
              Phase Metrics, Inc. dated April 1, 1997.

     Exhibit
     Number                              Description
     -------                             -----------
     10.7*   Sub-Sublease and Consents to Sub-Sublease: 47427 Fremont
              Boulevard, Fremont, California between Phase Metrics, Inc. and
              AltiGen Communications, Inc. dated December 11, 1998.
     10.8*+  Dealer Agreement and Addendum between Teleco Inc. and AltiGen
              Communications, Inc., dated September 9, 1996.
     10.9*+  Distributor Agreement between Kanematsu Semiconductor Corporation and AltiGen Communications, Inc., dated April 21, 1997 and
              Modification dated May 13, 1997.
     10.10*+ Distribution Agreement between Tech Data Product Management, Inc.
              and AltiGen Communications, Inc., dated July 21, 1997.
     10.11*+ Distribution Agreement between TerraComSortium and AltiGen
              Communications, Inc., dated November 3, 1997.
     10.12*+ OEM Private Label License Agreement between Renaissance Network
              Technology Corporation and AltiGen Communications, Inc.. dated
              May 1998.
     10.13*  Services Agreement between Sumitronics, Inc. and AltiGen
              Communications, Inc., dated June 2, 1998 and related Commission
              Agreement dated March 1999.
     10.14*+ Distribution Agreement between Ingram Micro Inc. and AltiGen
              Communications, Inc. dated June 12, 1998.
     10.15*  Contract Purchase Agreement between RadiSys Corporation and
              AltiGen Communications Inc., dated July 31, 1998.
     10.16*  Software License and Binary Distribution Agreement between Lucent
              Technologies Inc. and AltiGen Communications, Inc., dated as of
              September 23, 1998.
     10.17*  Consulting and Development Agreement between Sollecon, Inc. and
              AltiGen Communications, Ltd., dated as of October 27, 1998.
     10.18*  Employment Agreement by and Between the Registrant and Tricia Chu,
              dated April 26, 1999.
     10.19*  Employment Agreement by and Between the Registrant and Philip
              McDermott, dated
     10.20*  Compaq Solutions Alliance Agreement between Compaq Computer
              Corporation and AltiGen Communications, Inc., dated as of January
              18, 1999.
     10.21*  Memorandum of Understanding between Hewlett-Packard Covision
              Internet Solutions Program and AltiGen Communications, Inc.,
              dated as of November 9, 1998.
     10.22*+ Original Equipment Manufacture Private Label Agreement between
              Nitsuko Corporation and AltiGen Communications, Inc., dated as of
              February 2, 1999.
     10.23*+ Joint Development Agreement between Nitsuko Corporation, Sumisho
              Electronics Co., Ltd. and AltiGen Communications, Inc., dated as of July 14, 1998.
     21.1*   Subsidiaries of the Registrant.
     24.1    Power of Attorney (included on signature page).

--------
* Incorporated by reference to exhibit filed with the Registrant's Registration Statement on Form S-1 (No. 333-80037) declared effective on October 4, 1999.
+ Confidential treatment has been requested for certain portions of this exhibit pursuant to Rule 406 under the Securities Act. In accordance with Rule 406, these confidential portions have been omitted from this exhibit and filed separately with the Commission.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Fremont, State of California, on the 29th day of December, 1999.

                                          Altigen Communications, Inc.

                                                     /s/ Gilbert Hu
                                          By: _________________________________
                                                        Gilbert Hu,
                                               President and Chief Executive
                                                           Officer

                               POWER OF ATTORNEY

   KNOW ALL PERSONS BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Gilbert Hu and Philip McDermott, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report of Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes may do or cause to be done by virtue hereof.

   Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

              Signature                            Title                    Date
              ---------                            -----                    ----
          /s/ Gilbert Hu               Chief Executive Officer       December 29, 1999
______________________________________  (principal executive
              Gilbert Hu                officer) and Director
       /s/ Philip McDermott            Chief Financial (principal    December 29, 1999
______________________________________  financial and accounting
           Philip McDermott             officer)
       /s/ Wen-Huang Chang             Director                      December 29, 1999
______________________________________
           Wen-Huang Chang
         /s/ Thomas Shao               Director                      December 29, 1999
______________________________________
             Thomas Shao
       /s/ Masaharu Shinya             Director                      December 29, 1999
______________________________________
           Masaharu Shinya
         /s/ Kenneth Tai               Director                      December 29, 1999
______________________________________
             Kenneth Tai
        /s/ Richard Black              Director                      December 29, 1999
______________________________________
            Richard Black

                               INDEX TO EXHIBITS

 Exhibit No.                             Description
 -----------                             -----------
    3.1*     Certificate of Incorporation.
    3.2*     Form of Amended and Restated Certificate of Incorporation.
    3.3*     Bylaws.
    3.4*     Form of Amended and Restated Bylaws, to be filed and effective upon completion of this offering.
    4.1      See exhibit 3.1, 3.2, 3.3, and 3.4 for provisions of the
              Certificate of Incorporation and Bylaws defining the rights of holders of Common Stock.
    4.2*     Specimen Common Stock Certificates.
    4.3*     Third Amended and Restated Rights Agreement dated May 7, 1999 by and among AltiGen Communications, Inc. and the Investors and
              Founder named therein.
   10.1*     Form of Indemnification Agreement.
   10.2*     1994 Stock Option Plan, as amended, and form of stock option agreement.
   10.3*     1998 Stock Purchase Plan.
   10.4*     1999 Stock Option Plan, as amended, and form of stock option agreement.
   10.5*     1999 Employee Stock Purchase Plan and form of subscription agreement.
   10.6*     Sublease and Consent to Sublease Agreement: 47427 Fremont
              Boulevard, Fremont, California between Hitachi America, Ltd. and
              Phase Metrics, Inc. dated April 1, 1997.
   10.7*     Sub-Sublease and Consents to Sub-Sublease: 47427 Fremont
              Boulevard, Fremont, California between Phase Metrics, Inc. and
              AltiGen Communications, Inc. dated December 11, 1998.
   10.8*+    Dealer Agreement and Addendum between Teleco Inc. and AltiGen
              Communications, Inc., dated September 9, 1996.
   10.9*+    Distributor Agreement between Kanematsu Semiconductor Corporation and AltiGen Communications, Inc., dated April 21, 1997 and
              Modification dated May 13, 1997.
   10.10*+   Distribution Agreement between Tech Data Product Management, Inc.
              and AltiGen Communications, Inc., dated July 21, 1997.
   10.11*+   Distribution Agreement between TerraComSortium and AltiGen
              Communications, Inc., dated November 3, 1997.
   10.12*+   OEM Private Label License Agreement between Renaissance Network
              Technology Corporation and AltiGen Communications, Inc.. dated
              May 1998.
   10.13*    Services Agreement between Sumitronics, Inc. and AltiGen
              Communications, Inc., dated June 2, 1998 and related Commission
              Agreement dated March 1999.
   10.14*+   Distribution Agreement between Ingram Micro Inc. and AltiGen
              Communications, Inc. dated June 12, 1998.
   10.15*    Contract Purchase Agreement between RadiSys Corporation and
              AltiGen Communications Inc., dated July 31, 1998.
   10.16*    Software License and Binary Distribution Agreement between Lucent
              Technologies Inc. and AltiGen Communications, Inc., dated as of
              September 23, 1998.
   10.17*    Consulting and Development Agreement between Sollecon, Inc. and
              AltiGen Communications, Ltd., dated as of October 27, 1998.
   10.18*    Employment Agreement by and Between the Registrant and Tricia Chu,
              dated April 26, 1999.
   10.19*    Employment Agreement by and Between the Registrant and Philip
              McDermott, dated
   10.20*    Compaq Solutions Alliance Agreement between Compaq Computer
              Corporation and AltiGen Communications, Inc., dated as of January
              18, 1999.
   10.21*    Memorandum of Understanding between Hewlett-Packard Covision
              Internet Solutions Program and AltiGen Communications, Inc.,
              dated as of November 9, 1998.
   10.22*+   Original Equipment Manufacture Private Label Agreement between
              Nitsuko Corporation and AltiGen Communications, Inc., dated as of
              February 2, 1999.
   10.23*+   Joint Development Agreement between Nitsuko Corporation, Sumisho
              Electronics Co., Ltd. and AltiGen Communications, Inc., dated as of July 14, 1998.
   21.1*     Subsidiaries of the Registrant.
   24.1      Power of Attorney (included on signature page).
   27.1      To be filed by Amendment.

--------
* Incorporated by reference to exhibit filed with the Registrant's Registration Statement on Form S-1 (No. 333-80037) declared effective on October 4, 1999.
+ Confidential treatment has been requested for certain portions of this exhibit pursuant to Rule 406 under the Securities Act. In accordance with Rule 406, these confidential portions have been omitted from this exhibit and filed separately with the Commission.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To AltiGen Communications, Inc.:

   We have audited the accompanying consolidated balance sheets of AltiGen Communications, Inc. (a Delaware corporation) and its subsidiary as of September 30, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended September 30, 1999. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AltiGen Communications, Inc. and its subsidiary as of September 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1999, in conformity with generally accepted accounting principles.

   Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed under Item 14(a) 2 is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          Arthur Andersen LLP

San Jose, California
October 28, 1999

                          ALTIGEN COMMUNICATIONS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                          September 30,
                                                     -------------------------
                                                         1999         1998
                                                     ------------  -----------
                       ASSETS
                       ------
Current assets:
  Cash and cash equivalents......................... $  5,934,070  $ 7,003,569
  Short-term investments............................          --     1,053,060
  Accounts receivable, net of allowances of $226,481
   and $133,063, respectively.......................    1,684,032    1,022,991
  Inventories.......................................    2,200,796    1,294,080
  Prepaid expenses and other current assets.........    1,953,621      175,248
                                                     ------------  -----------
      Total current assets..........................   11,772,519   10,548,948
                                                     ------------  -----------
Property and equipment:
  Furniture and equipment...........................      992,351      528,448
  Computer software.................................      523,875      295,947
                                                     ------------  -----------
                                                        1,516,226      824,395
  Less: Accumulated depreciation....................     (601,903)    (271,241)
                                                     ------------  -----------
      Net property and equipment....................      914,323      553,154
                                                     ------------  -----------
                                                     $ 12,686,842  $11,102,102
                                                     ============  ===========
        LIABILITIES AND STOCKHOLDERS' EQUITY
        ------------------------------------
Current liabilities:
  Accounts payable.................................. $  1,485,672  $   441,457
  Notes payable.....................................          --       365,687
Accrued liabilities:
    Payroll and related benefits....................      252,361       91,160
    Warranty........................................      828,551      474,410
    Other...........................................      185,683      187,722
  Deferred revenue..................................      593,955      290,778
                                                     ------------  -----------
      Total current liabilities.....................    3,346,222    1,851,214
                                                     ------------  -----------
Commitments and contingencies (Note 4)
Stockholders' equity:
  Convertible preferred stock, $.001 par value;
   aggregate liquidation preference of $20,990,401
   at September 30, 1999; Authorized--10,316,616
   shares; Outstanding (Series A, B, C and D)--
   8,146,156 shares at September 30, 1999 and
   7,649,657 shares at September 30, 1998...........        8,146        7,650
  Common stock, $.001 par value; Authorized--
   23,957,117 shares; Outstanding--1,503,633 shares
   at September 30, 1999 and 871,325 shares at
   September 30, 1998...............................        1,503          871
  Additional paid-in capital........................   29,010,033   20,357,168
  Deferred stock compensation.......................   (2,957,645)  (1,288,333)
  Accumulated deficit...............................  (16,721,417)  (9,826,468)
                                                     ------------  -----------
      Total stockholders' equity....................    9,340,620    9,250,888
                                                     ------------  -----------
                                                     $ 12,686,842  $11,102,102
                                                     ============  ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                          ALTIGEN COMMUNICATIONS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                           Fiscal Year Ended September 30,
                                         -------------------------------------
                                            1999         1998         1997
                                         -----------  -----------  -----------
Revenues, net........................... $ 6,598,631  $ 3,889,336  $ 1,378,528
Cost of revenues........................   3,299,547    2,519,794    1,039,721
                                         -----------  -----------  -----------
Gross profit............................   3,299,084    1,369,542      338,807
Operating expenses:
  Research and development..............   3,658,238    1,927,433    1,497,860
  Sales and marketing...................   4,319,393    2,770,090    1,447,905
  General and administrative............   1,806,380      674,626      718,139
  Deferred stock compensation...........     770,359      163,858          --
                                         -----------  -----------  -----------
    Total operating expenses............  10,554,370    5,536,007    3,663,904
                                         -----------  -----------  -----------
Loss from operations....................  (7,255,286)  (4,166,465)  (3,325,097)
Interest and other income, net..........     360,337      246,406      206,315
                                         -----------  -----------  -----------
Net loss................................ $(6,894,949) $(3,920,059) $(3,118,782)
                                         ===========  ===========  ===========
  Basic net loss per share.............. $     (5.76) $     (4.75) $     (3.91)
                                         ===========  ===========  ===========
  Shares used in computing basic net
   loss per share.......................   1,196,960      825,334      796,680
                                         ===========  ===========  ===========
  Unaudited pro forma basic net loss per
   share................................ $     (0.76)
                                         ===========
  Shares used in computing unaudited pro
   forma basic net loss per share.......   9,053,378
                                         ===========


  The accompanying notes are an integral part of these consolidated financial statements.

                          ALTIGEN COMMUNICATIONS, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                            Convertible
                          Preferred Stock    Common Stock   Additional     Deferred                      Total
                          ---------------- ----------------   Paid-In       Stock      Accumulated   Stockholders'
                           Shares   Amount  Shares   Amount   Capital    Compensation    Deficit        Equity
                          --------- ------ --------- ------ -----------  ------------  ------------  -------------
BALANCE,
 SEPTEMBER 30, 1996.....  4,986,077 $4,986   768,662 $  769 $ 6,360,404  $       --    $ (2,787,627)  $ 3,578,532
Issuances of Series C
 convertible preferred
 stock..................  1,492,846  1,493       --     --    3,322,130          --             --      3,323,623
Exercise of stock
 options................        --     --     33,165     33       3,139          --             --          3,172
Net loss................        --     --        --     --          --           --      (3,118,782)   (3,118,782)
                          --------- ------ --------- ------ -----------  -----------   ------------   -----------
BALANCE,
 SEPTEMBER 30, 1997.....  6,478,923  6,479   801,827    802   9,685,673          --      (5,906,409)    3,786,545
Issuances of Series C
 convertible preferred
 stock..................    244,039    244       --     --    1,425,879          --             --      1,426,123
Issuances of Series D
 convertible preferred
 stock..................    926,695    927       --     --    7,783,906          --             --      7,784,833
Exercise of stock
 options................        --     --     69,498     69       9,519          --             --          9,588
Deferred stock
 compensation...........        --     --        --     --    1,452,191   (1,452,191)           --            --
Amortization of deferred
 stock compensation.....        --     --        --     --          --       163,858            --        163,858
Net loss................        --     --        --     --          --           --      (3,920,059)   (3,920,059)
                          --------- ------ --------- ------ -----------  -----------   ------------   -----------
BALANCE,
 SEPTEMBER 30, 1998.....  7,649,657  7,650   871,325    871  20,357,168   (1,288,333)    (9,826,468)    9,250,888
Issuances of Series D
convertible preferred
 stock..................    496,499    496       --     --    5,771,840          --             --      5,772,336
Issuances cost of Series
 D convertible preferred
 stock..................        --     --        --     --      (14,457)         --             --        (14,457)
Exercise of stock
 options................        --     --    435,282    435      77,523          --             --         77,958
Issuances of common
 stock as payment on
 notes payable..........        --     --    197,026    197     378,288          --             --        378,485
Deferred stock
 compensation...........        --     --        --     --    2,439,671   (2,439,671)           --            --
Amortization of deferred
 stock compensation.....        --     --        --     --          --       770,359            --        770,359
Net loss................        --     --        --     --          --           --      (6,894,949)   (6,894,949)
                          --------- ------ --------- ------ -----------  -----------   ------------   -----------
BALANCE,
 SEPTEMBER 30,1999 .....  8,146,156 $8,146 1,503,633 $1,503 $29,010,033  $(2,957,645)  $(16,721,417)  $ 9,340,620
                          ========= ====== ========= ====== ===========  ===========   ============   ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                          ALTIGEN COMMUNICATIONS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                            Fiscal Year Ended September 30,
                                          -------------------------------------
                                             1999         1998         1997
                                          -----------  -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..............................  $(6,894,949) $(3,920,059) $(3,118,782)
  Adjustments to reconcile net loss to
   net cash used in operating
   activities:
    Depreciation........................      356,922      139,411       75,382
    Amortization of deferred stock
     compensation.......................      770,359      163,858          --
    Provision for accounts receivable
     allowances.........................      279,497      169,908       31,000
    Provision for excess and obsolete
     inventories........................       90,000      418,000      187,000
Increase in notes payable...............       12,798       87,114      274,258
  Changes in operating assets and
   liabilities:
    Accounts receivable.................     (940,538)    (754,884)    (303,589)
    Inventories.........................     (996,716)    (865,902)    (679,595)
    Prepaid expenses and other current
     assets.............................     (316,908)     (90,049)     (70,824)
    Accounts payable....................    1,044,215      253,441      145,583
    Accrued liabilities.................      513,303      474,123      195,868
    Deferred revenue....................      303,177      108,610      128,120
                                          -----------  -----------  -----------
      Net cash used in operating
       activities.......................   (5,778,840)  (3,816,429)  (3,135,579)
                                          -----------  -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of short-term
   investments..........................    1,053,060       52,478      371,000
  Purchases of short-term investments...          --           --    (1,138,538)
  Proceeds from sale of property and
   equipment............................       33,000          --           --
  Purchases of property and equipment...     (751,091)    (440,893)    (249,644)
                                          -----------  -----------  -----------
      Net cash provided by (used in)
       investing activities.............      334,969     (388,415)  (1,017,182)
                                          -----------  -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuances of
   convertible preferred stock..........    5,757,879    9,210,956    3,323,623
  Proceeds from issuances of common
   stock................................       77,958        9,588        3,172
  Issuance costs related to initial
   public offering of
   common stock.........................   (1,461,465)         --           --
                                          -----------  -----------  -----------
      Net cash provided by financing
       activities.......................    4,374,372    9,220,544    3,326,795
                                          -----------  -----------  -----------
NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS............................   (1,069,499)   5,015,700     (825,966)
CASH AND CASH EQUIVALENTS, BEGINNING OF
 PERIOD.................................    7,003,569    1,987,869    2,813,835
                                          -----------  -----------  -----------
CASH AND CASH EQUIVALENTS, END OF
 PERIOD.................................  $ 5,934,070  $ 7,003,569  $ 1,987,869
                                          ===========  ===========  ===========
NONCASH FINANCING ACTIVITIES:
  Issuance of common stock as payment on
   notes payable........................  $   378,485  $       --   $       --

  The accompanying notes are an integral part of these consolidated financial statements.

                          ALTIGEN COMMUNICATIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1999

1. ORGANIZATION OF THE COMPANY:

   AltiGen Communications, Inc. (the "Company") was incorporated in California on May 18, 1994 and began operations in July of that year. In June 1999, the Company reincorporated in Delaware. The Company designs, manufactures, and markets server-based telecommunications systems that allow businesses to use data networks such as the Internet and the traditional telephone network interchangeably to carry voice and data communications.

   The Company is subject to the risks associated with early stage technology companies. These risks include, but are not limited to: history of losses, limited operating history, dependence on a smaller number of key individuals, customers and suppliers, competition from larger, more established companies, the continued need for additional financing, the impact of rapid technological changes and changes in customer demand/requirements. There is no assurance that the Company's efforts will be successful.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

 Principles of Consolidation

   The Company's consolidated financial statements reflect the operations of the Company and its wholly-owned subsidiary. The subsidiary is located in Shanghai, China and was incorporated in November 1998. As of September 30 1999, the Company had approximately $28,000 in long lived assets located in China. All significant intercompany transactions and balances have been eliminated. The Company's fiscal year end is September 30. Unless otherwise stated, all references to 1999, 1998 and 1997 refer to the twelve months ended September 30 of that year.

 Use of Estimates in Preparation of Financial Statements

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 Reclassifications

   Certain prior year amounts have been reclassified to conform to the current year presentation.

 Concentration of Risk

   Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade receivables. The Company performs ongoing credit evaluations of its customers' financial condition and requires letters of credit whenever deemed necessary to help reduce its credit risk. Additionally, the Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends related to past losses and other information. As of September 30, 1999 and 1998, approximately 87% and 66%, respectively, of accounts receivable were concentrated with ten customers.

   The Company's purchases are concentrated with three suppliers and certain key components of the Company's products are sole sourced. For fiscal years 1999 and 1998 these three suppliers provided 76% and 78%, respectively, of all raw materials purchased. Loss of one of these suppliers could adversely impact the Company's operations.

                          ALTIGEN COMMUNICATIONS, INC.

 Cash and Cash Equivalents and Short-term Investments

   The Company considers all highly liquid investments with an original maturity of three months or less from the date of purchase to be cash equivalents. Investments in highly liquid financial instruments with original maturities greater than three months but less than one year are classified as short-term investments. As of September 30, 1999, the Company's cash and cash equivalents consisted of commercial paper and cash deposited in checking and money market accounts. For fiscal years 1999 and 1998, the Company did not make any cash payments for interest or income taxes.

 Inventories

   Inventories (which include costs associated with components assembled by third- party assembly manufacturers, as well as internal labor and overhead) are stated at the lower of cost (first-in, first-out) or market. Provisions, when required, are made to reduce excess and obsolete inventories to their estimated net realizable values. Provisions for excess and obsolete inventory totaled approximately $90,000 and $418,000 for fiscal years 1999 and 1998, respectively. The components of inventories include:

                                                               September 30,
                                                           ---------------------
                                                              1999       1998
                                                           ---------- ----------
   Raw materials.......................................... $1,078,577  $ 966,516
   Work-in-progress.......................................    451,453        --
   Finished goods.........................................    670,766    327,564
                                                           ---------- ----------
                                                           $2,200,796 $1,294,080
                                                           ========== ==========

 Prepaid Royalties

   The Company has recently developed an ISDN product which contains certain third-party proprietary technology, which has been modified for the Company's use. In connection with the above, the Company prepaid royalty payments to the owner of this technology totaling $317,000 and $100,000 for fiscal year 1999 and 1998, respectively. These prepayments are included in prepaid expenses and other current assets in the accompanying consolidated balance sheets and will be amortized against the lesser of future product shipments or twenty-four months. Amortization of $16,666 per month began in August 1999. Royalty payments will be determined based on 40% of the profit (as defined) realized from the Company's sales of this product.

 Prepaid Offering Costs

   The Company capitalized offering costs of approximately $1,461,000 as of September 30, 1999. The costs primarily consist of legal, printing and accounting fees related to the initial public offering of the Company's common stock which was completed in October 1999. The prepayments are included in prepaid expenses and other current assets in the accompanying consolidated balance sheets and will be offset against the proceeds received from the initial public offering (See Note 5).

 Property and Equipment

   Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which is three years. Depreciation expense for fiscal years 1999 and 1998 was approximately $357,000 and $139,000, respectively. All repairs and maintenance costs are expensed as incurred.

                          ALTIGEN COMMUNICATIONS, INC.

 Software Development Costs

   In accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," the Company capitalizes eligible computer software development costs upon the establishment of technological feasibility, which it has defined as completion of a working model. The amount of costs eligible for capitalization, after consideration of factors such as realizable value, were not material and, accordingly, all software development costs have been charged to research and development expense in the accompanying consolidated statements of operations.

 Stock-Based Compensation

   The Company has adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," which establishes a fair value method of accounting for stock-based compensation plans. As allowed under the provisions of SFAS No. 123, the Company applies Accounting Principle Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its employee stock option plan (see Note 6 for a discussion of compensation cost recorded related to certain employee stock options granted). The Company follows the provisions of SFAS No. 123 for options granted to consultants and nonemployees. Compensation expense for such grants for all periods presented was nominal and therefore immaterial.

 Revenue Recognition

   Revenues consist of sales to end users, including dealers, and to distributors. Revenues from sales to end users are recognized upon shipment. The Company provides for estimated sales returns and allowances and warranty costs related to such sales at the time of shipment. Net revenues consist of product revenues reduced by estimated sales returns and allowances. Sales to distributors are made under terms allowing certain rights of return and protection against subsequent price declines on the Company's products held by the distributors. Upon termination, any unsold products may be returned by the distributor for a full refund. These agreements may be canceled by either party based on a specified notice. As a result of the above provisions, the Company defers recognition of revenues and the proportionate costs of revenues derived from sales to distributors until such distributors resell the Company's products to their customers. The amounts deferred as a result of this policy are reflected as "deferred revenue" in the accompanying consolidated balance sheets.

   For fiscal years 1999 and 1998, sales to four distributors of the Company's products accounted for approximately 57% and 46% of net revenues, respectively.

   The following customers accounted for more than 10% of net revenues:

                                                                    Fiscal Year
                                                                       Ended
                                                                   September 30,
                                                                   -------------
                                                                    1999   1998
                                                                   ------ ------
   Customer A.....................................................    27%    24%
   Customer B.....................................................    19%   --
   Customer C.....................................................   --      14%

   Revenues derived from sales to customers outside of the United States, primarily in Japan, accounted for approximately 8% and 7% of the Company's net revenues for fiscal years 1999 and 1998, respectively.

   The Company offers free software upgrades to users of their products when an error in the software has been subsequently detected. Accordingly, the Company offers free software upgrades for certain products that were determined to not be Year 2000 compliant.

                          ALTIGEN COMMUNICATIONS, INC.

 Computation of Basic Net Loss Per Share and Unaudited Pro Forma Basic Net Loss Per Share

   Historical net loss per share has been calculated under SFAS No. 128, "Earnings per Share." SFAS No. 128 requires companies to compute earnings per share under two methods (basic and diluted). Basic net loss per share is calculated by dividing net loss by the weighted average shares of common stock outstanding during the period. No diluted loss per share information has been presented in the accompanying consolidated statements of operations since potential common shares from the conversion of preferred stock, stock options and warrants are antidilutive. The Company evaluated the requirements of the Securities and Exchange Commission Staff Accounting Bulletin No. 98 ("SAB No. 98"), and concluded that there are no nominal issuances of common stock or potential common stock which would be required to be shown as outstanding for all periods presented herein as outlined in SAB No. 98.

   Unaudited pro forma basic net loss per share has been calculated assuming the conversion of the outstanding preferred stock into an equivalent number of shares of common stock, as if the shares had been converted on the dates of their issuance.

 Comprehensive Income

   In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and presentation of comprehensive income. SFAS No. 130, which was adopted by the Company in the first quarter of fiscal year 1998, requires companies to report a new measurement of income. "Comprehensive Income (Loss)" is to include as other comprehensive income foreign currency translation gains and losses and other unrealized gains and losses that have historically been excluded from net income (loss) and reflected instead in equity. The Company does not have any items of other comprehensive income and is, therefore, not required to report comprehensive income.

 Segment Reporting

   In June 1997, the FASB also issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 was adopted by the Company beginning on October 1, 1997. This statement establishes standards for disclosures about operating segments, products and services, geographic areas and major customers. The Company is organized and operates as one operating segment. The Company operates primarily in one geographic area, the United States.

 Accounting for Derivative Instruments and Hedging Activities

   In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires companies to record derivative financial instruments on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedging accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133," which amends SFAS No. 133 to be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 (or October 1, 2000 for AltiGen). This statement will not have a material impact on the financial condition or results of the operations of the Company.

                          ALTIGEN COMMUNICATIONS, INC.

 Start-up Costs

   In April 1998, the American Institute of Certified Public Accountants issued Statement of Position No. 98-5, "Reporting on the Costs of Start- Up Activities" ("SOP No. 98-5"). SOP No. 98-5 requires that all start-up costs related to new operations must be expensed as incurred. In addition, all start-up costs that were previously capitalized must be written off when SOP No. 98-5 is adopted. The Company adopted SOP No. 98-5 in fiscal 1999. The adoption did not have a material impact on the Company's financial position or results of operations.

 Stock Split and Reincorporation

   In July 1999, the Company's Board of Directors approved a one-for-1.66965 reverse stock split of its convertible preferred and common stock. All convertible preferred and common share amounts in the accompanying consolidated financial statements have been adjusted retroactively to give effect to this split.

   In June 1999, the Company's Board of Directors approved the reincorporation of the Company in Delaware. Upon reincorporation, the Company issued new shares with a par value of $0.001 per share to all convertible preferred and common stockholders. All convertible preferred and common share amounts in the accompanying consolidated financial statements have been adjusted retroactively to give effect to this change.

3. NOTES PAYABLE:

   As of September 30, 1998, the Company had non-interest-bearing notes payable of $365,687 outstanding to consultants in exchange for services received by the Company primarily during fiscal years 1996 and 1997. During fiscal year 1999, the Company issued additional notes payable of $12,798 to consultants. The Company had agreed to issue a total of 197,026 shares of preferred stock at the fair market values on the dates of the respective issuances of the notes, which was $1.17-$8.35 per share, as payment for the notes. In June 1999, the note holders agreed to accept common shares on a 1:1 basis in lieu of preferred shares. Such common shares were issued in June 1999 and are reflected in the accompanying consolidated statements of stockholders' equity.

4. COMMITMENTS AND CONTINGENCIES:

 Commitments

   The Company leases its facilities under various operating lease agreements expiring on various dates through February 2002. Rent expense for all operating leases totaled approximately $361,000 and $167,000 for fiscal years 1999 and 1998, respectively. Minimum future lease payments under all noncancellable operating leases as of September 30, 1999 are as follows:

   Fiscal Year
   -----------
    2000............................................................... $342,000
    2001...............................................................   33,000
    2002...............................................................    5,000
                                                                        --------
                                                                        $380,000
                                                                        ========

 Contingencies

   The Company is engaged in litigation with NetPhone, Inc. (NetPhone), a competitor, related to alleged infringement by the Company of a NetPhone patent. The Company has responded to NetPhone's complaint in

                          ALTIGEN COMMUNICATIONS, INC.

the U.S. District Court requesting a declaration that the Company has not infringed any valid claim of NetPhone's patent. NetPhone, in turn, has filed a motion against the Company, seeking to enjoin the Company from making, importing, using, selling or offering to sell its Quantum Board, a product which accounted for approximately 82% of the Company's revenues for fiscal year 1999. The Company has responded by filing an opposition to NetPhone's motion. NetPhone's Motion has not yet been decided. A hearing was held on NetPhone's Motion for Preliminary Injunction and the Court has taken the matter under submission. AltiGen intends to vigorously defend itself against the allegations and motion asserted by NetPhone and based upon advice of AltiGen's patent prosecution counsel, does not believe that the ultimate outcome of this matter will have a material impact on the Company's financial condition or results of its operations. However, litigation of this nature is subject to inherent uncertainties and therefore, there is no assurance that the Company will prevail in the litigation or that an adverse outcome will not adversely affect the Company's business or financial condition.

5. INITIAL PUBLIC OFFERING:

   On October 4, 1999, the Company completed its initial public offering of 3,737,500 shares of common stock (including the exercise of the underwriters over-allotment option) and realized net proceeds of $33.3 million. Concurrent with the closing of the initial public offering, 8,146,156 shares of convertible preferred stock were converted into 8,146,156 shares of common stock.

6. CAPITAL STOCK:

 Convertible Preferred Stock

   Preferred stock consists of the following:

                                                              September 30,
                                                          ----------------------
                                                             1999        1998
                                                          ----------- ----------
   Series A, 1,634,987 shares authorized, 1,634,972
    shares outstanding at September 30, 1999 and 1998...  $ 1,500,914 $1,500,914
   Series B, 1,494,496 shares authorized, 1,494,478
    shares outstanding at September 30, 1999 and 1998...    1,746,700  1,746,700
   Series C, 3,593,565 shares authorized, 3,593,512
    shares outstanding at September 30, 1999 and 1998...    7,849,751  7,849,751
   Series D, 3,593,568 shares authorized, 1,423,194 and
    926,695 shares outstanding at September 30, 1999 and
    1998, respectively..................................   13,542,712  7,784,833

   The rights and preferences of the outstanding series A, B, C and D preferred stock are as follows:

 Dividends

   The holders of series A, B, C and D preferred stock are entitled to receive non-cumulative dividends at an annual rate of $0.08, $0.12, $0.17 and $0.83 per share, respectively. Such dividends shall be payable only when, as, and if declared by the Board of Directors. No dividends shall be payable on any common stock until dividends to series A, B, C and D preferred stock have been paid or declared by the Board of Directors. Additionally, no dividends shall be paid or declared for any series of preferred stock unless at the same time a like proportionate dividend, ratably in proportion to the respective annual dividend rates fixed therefore, is paid and declared for the shares of all other series preferred stock. As of September 30, 1999 and 1998, no dividends had been declared.

                          ALTIGEN COMMUNICATIONS, INC.

 Liquidation Preference

   In the event of any liquidation, dissolution or winding up of the Company, holders of series A, B, C and D preferred stock are entitled to receive, in preference to holders of common stock, the amounts of $0.83, $1.17, $1.67 and $8.35 per share, respectively, plus all declared but unpaid dividends. Such amounts will be adjusted for any stock split, stock dividends and recapitalizations. After payment of the above amounts, holders of common stock are entitled to receive the amount of $0.83 per share, adjusted for any stock split, stock dividends and recapitalizations. If such amounts are not available to sufficiently satisfy the full preferential amount, the entire assets of the Company will be distributed to the preferred stockholders in proportion to their aggregate liquidation preference of the shares of preferred stock held. After payment to the holders of preferred stock and common stock of the above preferential amounts, the entire remaining assets and funds of the Company shall be distributed to the holders of common stock and preferred stock in proportion to the shares of common stock and preferred stock, on an as-converted basis, held by these holders.

 Voting Rights

   The holders of the series A, B, C and D preferred stock are entitled to the number of votes equal to the number of shares of common stock into which such preferred stock is convertible.

 Conversion

   Each share of series A, B, C and D preferred stock is convertible into one share of common stock at (a) the date specified by vote or written consent by preferred stockholders of at least two-thirds of outstanding preferred stock or
(b) the consummation of the Company's sale of common stock in an underwritten public offering which results in aggregate cash proceeds to the Company in excess of $10,000,000 and the public offering price is not less than $8.35 per share. The conversion rate is subject to adjustment for dilution, including, but not limited to, stock splits, stock dividends and stock combinations (See also Note 5).

 Common Stock

   According to the Company's amended Articles of Incorporation, the Company is authorized to issue 23,957,117 shares of common stock. At September 30, 1999, the Company had reserved the following shares for future issuance:

   Conversion of Series A outstanding preferred stock................  1,634,972
   Conversion of Series B outstanding preferred stock................  1,494,478
   Conversion of Series C outstanding preferred stock................  3,593,512
   Conversion of Series D outstanding preferred stock................  1,423,194
   1994 Stock Option Plan............................................  1,524,147
   1999 Stock Option Plan............................................  2,096,246
                                                                      ----------
                                                                      11,766,549
                                                                      ==========

 1998 Stock Purchase Plan

   In June 1999, the Company ratified the 1998 Stock Purchase Plan (the "1998 Plan") and authorized the issuance of 15,452 shares of Series D preferred stock to employees, consultants and directors. The price of each preferred share purchased under the 1998 Plan may not be less than 85% of the fair market value at the time of purchase and, in the case of a purchase by a greater than 10% stockholder, the price may not be less than 110% of the fair market value. All shares available under the 1998 Plan were sold during fiscal year 1998.

                          ALTIGEN COMMUNICATIONS, INC.

 Stock Option Plans

   In October 1994, the Company adopted the 1994 Stock Option Plan (the "1994 Plan") and authorized the issuance of 2,096,246 shares, as amended, thereunder to employees, directors, and consultants. Under the 1994 Plan, the Board of Directors may grant incentive and nonqualified stock options to employees, directors, and consultants of the Company. The exercise price per share for an incentive stock option cannot be less than 100% of the fair market value, as determined by the Board of Directors, on the date of grant. The exercise price per share for nonqualified stock options cannot be less than the 85% of the fair market value, as determined by the Board of Directors, on the date of grant. Also, the exercise price of options granted to a greater than 10% stockholder may not be less than 110% of the fair market value on the date of grant. The value of common stock subject to incentive stock options that become exercisable by any one employee in any calendar year may not exceed $100,000. Options generally vest over a four-year period and generally expire ten years after the date of grant.

   In 1999, the Company adopted the 1999 Stock Option Plan (the "1999 Plan") and authorized the issuance of 2,096,246 shares to employees, directors and consultants. Under the 1999 Plan, the Board of Directors may grant incentive and nonqualified stock options to employees, directors and consultants of the Company. The exercise price per share for an incentive stock option cannot be less than 100% of the fair market value, as determined by the Board of Directors, on the date of grant. The exercise price per share for a nonqualified stock option cannot be less than 85% of the fair market value, as determined by the Board of Directors, on the date of grant. Also, the exercise price of options granted to a greater than 10% stockholder may not be less than 110% of the fair market value on the date of grant. The value of common stock subject to incentive stock options that become exercisable by any one employee in any calendar year may not exceed $100,000. Options under this plan generally vest over a four-year period and generally expire ten years after the date of grant. Option activity under the 1994 and 1999 Plans ("the Plans") was as follows:

                                                                       Weighted-
                                                             Number     Average
                                                               of      Exercise
                                                             Options     Price
                                                            ---------  ---------
Balance as of September 30, 1996...........................   831,062     0.11
  Granted..................................................   100,617     0.17
  Exercised................................................   (33,165)    0.10
  Canceled.................................................   (52,780)    0.10
                                                            ---------
Balance as of September 30, 1997...........................   845,734     0.12
  Granted..................................................   856,706     0.45
  Exercised................................................   (69,498)    0.13
  Canceled.................................................   (15,346)    0.52
                                                            ---------
Balance as of September 30, 1998........................... 1,617,596     0.29
  Granted..................................................   688,023     6.08
  Exercised................................................  (435,282)    0.18
  Canceled.................................................  (147,487)    1.74
                                                            ---------
Balance as of September 30, 1999........................... 1,722,850    $2.51
                                                            =========

                                                                    Weighted-
                                                        Number of    Average
                                                         Options  Exercise Price
                                                        --------- --------------
Exercisable at September 30, 1997......................   497,190     $0.10
Exercisable at September 30, 1998......................   744,861     $0.15
Exercisable at September 30, 1999 .....................   646,165     $0.25

                          ALTIGEN COMMUNICATIONS, INC.

   The following table summarizes information concerning outstanding and exercisable options at September 30, 1999:

         Options Outstanding                      Options Exercisable
 -------------------------------------------------------------------------------
                          Weighted-      Weighted-                  Weighted-
 Exercise     Number       Average        Average       Number       Average
  Prices    Outstanding Remaining Life Exercise Price Exercisable Exercise Price
 --------   ----------- -------------- -------------- ----------- --------------
 $0.08 -
   $0.12         16,698      0.5           $0.12           15,474     $ 0.12
  0.13 -
    0.17        392,277      6.3            0.14          358,036       0.13
   0.23         418,293      7.8            0.23          188,829       0.23
  0.58 -
    0.87        327,932      7.4            0.77           83,047       0.73
  2.89 -
    4.34        128,808      9.4            2.89              --       11.69
  11.69         438,842      9.2            8.08              779        --
 --------     ---------                                   -------
 $0.08 -
   $11.69     1,722,850      7.8           $2.51          646,165     $ 0.25
 ========     =========                                   =======

   The Company accounts for the Plans under APB Opinion No. 25. Had compensation expense for the Plans been determined consistent with SFAS No. 123, the Company's net loss and basic net loss per share would have been increased to the following pro forma amounts:

                                            Fiscal Year Ended September 30,
                                          -------------------------------------
                                             1999         1998         1997
                                          -----------  -----------  -----------
Net loss:
  As reported............................ $(6,894,949) $(3,920,059) $(3,118,782)
  Pro forma..............................  (7,140,433)  (3,931,305)  (3,122,558)
Basic net loss per share:
  As reported............................ $     (5.76) $     (4.75) $     (3.91)
  Pro forma..............................       (5.97)       (4.76)       (3.92)

   The weighted-average grant date fair value of options granted during fiscal years 1999, 1998 and 1997 was $1.35, $0.13 and $0.06 respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1999, 1998 and 1997: risk free interest rates ranging from 4.5%-5.5%; expected dividend yields of zero percent; expected lives of 5 years. Because the Company has been a non-public entity during the reporting period, it has omitted expected volatility in determining the fair value for its options.

   In connection with the issuance of certain stock options to employees in fiscal years 1999 and 1998, the Company has recorded deferred stock compensation in the aggregate amount of approximately $3,892,000, representing the difference between the deemed fair value of the Company's common stock and the exercise price of stock options at the date of grant. The Company is amortizing the deferred stock compensation expense over the vesting period of four years. For fiscal year 1999 and for fiscal year 1998, amortization of deferred stock compensation expense was approximately $770,000 and $164,000, respectively.

   In June 1999, the Board of Directors adopted the 1999 Employee Stock Purchase Plan (the "1999 Purchase Plan") under which 299,464 shares of common stock were reserved for issuance to eligible employees at a price of 85% of the lower of the fair market value of the common stock on the first day of the offering period or a specified exercise date (last trading day in January or July). The number of shares will be increased on the first day of each fiscal year beginning in 2000 by the lesser of (i) 598,928 shares, (ii) 2% of the outstanding shares on that date or (iii) a lesser amount determined by the Board of Directors. Participants under the 1999 Purchase Plan generally may not purchase shares on any exercise date to the extent that,

                          ALTIGEN COMMUNICATIONS, INC.

immediately after the grant, the participant would own stock totaling 5% or more of the total combined voting power of all stock of the Company, or greater than $25,000 worth of stock in any calendar year. In addition, no more than 5,989 shares may be purchased by any participant during any offering period. In the event of a sale or merger of the Company, the Board may accelerate the exercise date of the current purchase period to a date prior to the change of control, or the acquiring company may assume or replace the outstanding purchase rights under the 1999 Purchase Plan. The first offering period under the 1999 Purchase Plan commenced on the effective date of the Company's initial public offering and will terminate on or before July 31, 2001.

7. INCOME TAXES:

   The Company accounts for income taxes pursuant to SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. The following is a summary of the significant components of the company deferred tax asset as of September 30, 1999 and 1998:

                                                           September 30,
                                                      ------------------------
                                                         1999         1998
                                                      -----------  -----------
Net operating loss carryforwards..................... $ 3,534,000  $ 2,807,000
Capitalized start-up costs...........................     154,000      263,000
Reserve and other cumulative temporary differences...     939,000      414,000
Research and development credit carryforward.........     455,000      317,000
Net capitalized research and development expenses....     390,000      204,000
                                                      -----------  -----------
                                                        5,472,000    4,005,000
Valuation allowance..................................  (5,472,000)  (4,005,000)
                                                      -----------  -----------
  Net deferred tax asset............................. $       --   $       --
                                                      ===========  ===========

   As of September 30, 1999, the Company has cumulative net operating loss carryforwards for federal and state income tax reporting purposes of approximately $9.7 million and $3.8 million, respectively, which expire in various periods from 2002 to 2019. Under current tax law, net operating loss carryforwards available in any given year may be limited upon the occurrence of certain events, including significant changes in ownership interests, such as an initial public stock offering.

   A valuation allowance has been recorded for the entire deferred tax asset as a result of uncertainties, regarding realization of the asset, including limited operating history of the Company, the lack of profitability to date and the uncertainty over future operating profitability and taxable income.

   As of September 30, 1999 and 1998 the Company had no significant deferred tax liabilities.

                          ALTIGEN COMMUNICATIONS, INC.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                           Balance  Charged              Balance
                                             at        to                   at
                                          Beginning  Costs                 End
                                             of       and                   of
             Classification                Period   Expenses Deductions   Period
             --------------               --------- -------- ----------  --------
Allowance for doubtful accounts:
  Year ended September 30, 1997.......... $ 10,000  $ 30,837 $     (65)  $ 40,772
                                          ========  ======== =========   ========
  Year ended September 30, 1998.......... $ 40,772  $169,908 $ (77,617)  $133,063
                                          ========  ======== =========   ========
  Year ended September 30, 1999.......... $133,063  $279,497 $(186,079)  $226,481
                                          ========  ======== =========   ========