Form 10-K405/A
period 1999-09-30
ALTIGEN COMMUNICATIONS INC
filed 2000-01-05
CIK 1003607

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                  FORM 10-K/A

                                AMENDMENT NO. 1

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

                               ----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [X]

   The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $40,582,656 as of December 23, 1999 based on the closing price of the Common Stock as reported on The Nasdaq Stock Market for that date. There were 13,387,289 of the Registrant's Common Stock issued and outstanding on December 23, 1999.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Certain sections of AltiGen Communications, Inc.'s definitive Proxy Statement for the 2000 Annual Meeting of Shareholders to be held on February 11, 2000 are incorporated by reference in Part III of this Form 10-K/A to the extent stated herein.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                                    Page
                                                                                                    ----
                                                    PART I
Item 1.      Business..............................................................................   3
Item 2.      Properties............................................................................  12
Item 3.      Legal Proceedings.....................................................................  13
Item 4.      Submission of Matters to a Vote of Security Holders...................................  13
                                                    PART II
Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters..................  14
Item 6.     Selected Financial Data................................................................  15
Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations..  15
Item 7(a).  Quantitative and Qualitative Disclosures about Market Risk.............................  29
Item 8.     Financial Statements and Supplementary Data............................................  29
Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...  29
                                                   PART III
Item 10.     Directors and Executive Officers of the Registrant....................................  30
Item 11.     Executive Compensation................................................................  30
Item 12.     Security Ownership of Certain Beneficial Owners and Management........................  30
Item 13.     Certain Relationships and Related Transactions........................................  30
                                                    PART IV
Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K.......................  31
SIGNATURES........................................................................................   33

                                     PART I

   This Annual Report on Form 10-K/A contains certain forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended) that involve risks and uncertainties. Actual results and the timing of certain events could differ materially from those projected in the forward-looking statements as a result of certain known and unknown factors, including the those set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors Affecting Business, Operating Results, and Financial Condition" and other factors discussed elsewhere in this Annual Report on Form 10-K/A. In this Annual Report on Form 10-K/A, the "Company," "AltiGen," "we," "us," and "our" refer to AltiGen Communications, Inc.

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

Item 6. Selected Financial Data

   This section presents selected historical financial data of AltiGen as a Delaware corporation. You should read carefully the consolidated financial statements included in this Form 10-K/A, including the notes to the financial statements. The selected data in this section are not intended to replace the consolidated financial statements.

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

FORWARD-LOOKING STATEMENTS

   Some of the information in this Annual Report on Form 10-K/A contains forward-looking statements within the meaning of the federal securities laws. These statements include, among others, statements regarding the following: expected product revenues as a percentage of sales, expense levels, use of proceeds, liquidity and expansion strategy and possible effects of changes in government regulation. Forward-looking statements typically are identified by use of terms such as "may", "will", "expect", "anticipate", "intend", "estimate" and similar words, although some forward-looking statements are expressed differently. You should be aware that our actual results could differ materially from those contained in the forward-looking statements due to a number of factors, including insufficient capital resources, inability to integrate acquired businesses successfully, adverse economic conditions and unanticipated difficulties in product development. You should also consider carefully the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations--Certain Factors Affecting Business, Operating Results, and Financial Condition" and other sections of this Form 10-K/A, which address additional factors that could cause our actual results to differ from those set forth in the forward-looking statements.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

   None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

   Information with respect to directors of AltiGen is incorporated by reference from the information under the caption: "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on February 11, 2000 (the "Proxy Statement"). Information with respect to the executive officers of AltiGen is included in Part I of this Form 10-K/A under the heading "Executive Officers."

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

   (a) The following documents are filed as a part of this Annual Report on Form 10-K/A.

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

3. EXHIBITS

   The following exhibits are included in this Annual Report on Form 10-K/A (numbered in accordance with Item 601 of Regulation S-K):

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
     10.7*   Sub-Sublease and Consents to Sub-Sublease: 47427 Fremont
              Boulevard, Fremont, California between Phase Metrics, Inc. and
              AltiGen Communications, Inc. dated December 11, 1998.
     10.8*+  Dealer Agreement and Addendum between Teleco Inc. and AltiGen
              Communications, Inc., dated September 9, 1996.
     10.9*+  Distributor Agreement between Kanematsu Semiconductor Corporation and AltiGen Communications, Inc., dated April 21, 1997 and
              Modification dated May 13, 1997.
     10.10*+ Distribution Agreement between Tech Data Product Management, Inc.
              and AltiGen Communications, Inc., dated July 21, 1997.
     10.11*+ Distribution Agreement between TerraComSortium and AltiGen
              Communications, Inc., dated November 3, 1997.
     10.12*+ OEM Private Label License Agreement between Renaissance Network
              Technology Corporation and AltiGen Communications, Inc.. dated
              May 1998.
     10.13*  Services Agreement between Sumitronics, Inc. and AltiGen
              Communications, Inc., dated June 2, 1998 and related Commission
              Agreement dated March 1999.
     10.14*+ Distribution Agreement between Ingram Micro Inc. and AltiGen
              Communications, Inc. dated June 12, 1998.
     10.15*  Contract Purchase Agreement between RadiSys Corporation and
              AltiGen Communications Inc., dated July 31, 1998.
     10.16*  Software License and Binary Distribution Agreement between Lucent
              Technologies Inc. and AltiGen Communications, Inc., dated as of
              September 23, 1998.
     10.17*  Consulting and Development Agreement between Sollecon, Inc. and
              AltiGen Communications, Ltd., dated as of October 27, 1998.
     10.18*  Employment Agreement by and Between the Registrant and Tricia Chu,
              dated April 26, 1999.
     10.19*  Employment Agreement by and Between the Registrant and Philip
              McDermott, dated
     10.20*  Compaq Solutions Alliance Agreement between Compaq Computer
              Corporation and AltiGen Communications, Inc., dated as of January
              18, 1999.
     10.21*  Memorandum of Understanding between Hewlett-Packard Covision
              Internet Solutions Program and AltiGen Communications, Inc.,
              dated as of November 9, 1998.
     10.22*+ Original Equipment Manufacture Private Label Agreement between
              Nitsuko Corporation and AltiGen Communications, Inc., dated as of
              February 2, 1999.
     10.23*+ Joint Development Agreement between Nitsuko Corporation, Sumisho
              Electronics Co., Ltd. and AltiGen Communications, Inc., dated as of July 14, 1998.
     21.1*   Subsidiaries of the Registrant.
     24.1**  Power of Attorney.
     27.1    Financial Data Schedule

--------
* Incorporated by reference to exhibit filed with the Registrant's Registration Statement on Form S-1 (No. 333-80037) declared effective on October 4, 1999.
**Incorporated by reference to exhibit filed with the Registrant's Annual
 Report on Form 10-K filed on December 29, 1999.
+ Confidential treatment has been requested for certain portions of this exhibit pursuant to Rule 406 under the Securities Act. In accordance with Rule 406, these confidential portions have been omitted from this exhibit and filed separately with the Commission.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Fremont, State of California, on the 5th day of January, 2000.

                                          Altigen Communications, Inc.

                                                     /s/ Gilbert Hu
                                          By: _________________________________
                                                        Gilbert Hu,
                                               President and Chief Executive
                                                           Officer

   Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

               Signature                         Title                 Date
               ---------                         -----                 ----
           /s/ Gilbert Hu               Chief Executive Officer   January 5, 2000
 ______________________________________  (principal executive
               Gilbert Hu                officer) and Director
        /s/ Philip McDermott            Chief Financial           January 5, 2000
 ______________________________________  (principal financial
            Philip McDermott             and accounting
                                         officer)
                   *                    Director                  January 5, 2000
 ______________________________________
            Wen-Huang Chang
                   *                    Director                  January 5, 2000
 ______________________________________
              Thomas Shao
                   *                    Director                  January 5, 2000
 ______________________________________
            Masaharu Shinya
                   *                    Director                  January 5, 2000
 ______________________________________
              Kenneth Tai
                   *                    Director                  January 5, 2000
 ______________________________________
             Richard Black
             /s/ Gilbert Hu                                       January 5, 2000
 *By: _________________________________
               Gilbert Hu
            Attorney-in-Fact

                               INDEX TO EXHIBITS

 Exhibit No.                             Description
 -----------                             -----------
    3.1*     Certificate of Incorporation.
    3.2*     Form of Amended and Restated Certificate of Incorporation.
    3.3*     Bylaws.
    3.4*     Form of Amended and Restated Bylaws, to be filed and effective upon completion of this offering.
    4.1      See exhibit 3.1, 3.2, 3.3, and 3.4 for provisions of the
              Certificate of Incorporation and Bylaws defining the rights of holders of Common Stock.
    4.2*     Specimen Common Stock Certificates.
    4.3*     Third Amended and Restated Rights Agreement dated May 7, 1999 by and among AltiGen Communications, Inc. and the Investors and
              Founder named therein.
   10.1*     Form of Indemnification Agreement.
   10.2*     1994 Stock Option Plan, as amended, and form of stock option agreement.
   10.3*     1998 Stock Purchase Plan.
   10.4*     1999 Stock Option Plan, as amended, and form of stock option agreement.
   10.5*     1999 Employee Stock Purchase Plan and form of subscription agreement.
   10.6*     Sublease and Consent to Sublease Agreement: 47427 Fremont
              Boulevard, Fremont, California between Hitachi America, Ltd. and
              Phase Metrics, Inc. dated April 1, 1997.
   10.7*     Sub-Sublease and Consents to Sub-Sublease: 47427 Fremont
              Boulevard, Fremont, California between Phase Metrics, Inc. and
              AltiGen Communications, Inc. dated December 11, 1998.
   10.8*+    Dealer Agreement and Addendum between Teleco Inc. and AltiGen
              Communications, Inc., dated September 9, 1996.
   10.9*+    Distributor Agreement between Kanematsu Semiconductor Corporation and AltiGen Communications, Inc., dated April 21, 1997 and
              Modification dated May 13, 1997.
   10.10*+   Distribution Agreement between Tech Data Product Management, Inc.
              and AltiGen Communications, Inc., dated July 21, 1997.
   10.11*+   Distribution Agreement between TerraComSortium and AltiGen
              Communications, Inc., dated November 3, 1997.
   10.12*+   OEM Private Label License Agreement between Renaissance Network
              Technology Corporation and AltiGen Communications, Inc.. dated
              May 1998.
   10.13*    Services Agreement between Sumitronics, Inc. and AltiGen
              Communications, Inc., dated June 2, 1998 and related Commission
              Agreement dated March 1999.
   10.14*+   Distribution Agreement between Ingram Micro Inc. and AltiGen
              Communications, Inc. dated June 12, 1998.
   10.15*    Contract Purchase Agreement between RadiSys Corporation and
              AltiGen Communications Inc., dated July 31, 1998.
   10.16*    Software License and Binary Distribution Agreement between Lucent
              Technologies Inc. and AltiGen Communications, Inc., dated as of
              September 23, 1998.
   10.17*    Consulting and Development Agreement between Sollecon, Inc. and
              AltiGen Communications, Ltd., dated as of October 27, 1998.
   10.18*    Employment Agreement by and Between the Registrant and Tricia Chu,
              dated April 26, 1999.
   10.19*    Employment Agreement by and Between the Registrant and Philip
              McDermott, dated
   10.20*    Compaq Solutions Alliance Agreement between Compaq Computer
              Corporation and AltiGen Communications, Inc., dated as of January
              18, 1999.
   10.21*    Memorandum of Understanding between Hewlett-Packard Covision
              Internet Solutions Program and AltiGen Communications, Inc.,
              dated as of November 9, 1998.
   10.22*+   Original Equipment Manufacture Private Label Agreement between
              Nitsuko Corporation and AltiGen Communications, Inc., dated as of
              February 2, 1999.
   10.23*+   Joint Development Agreement between Nitsuko Corporation, Sumisho
              Electronics Co., Ltd. and AltiGen Communications, Inc., dated as of July 14, 1998.
   21.1*     Subsidiaries of the Registrant.
   24.1**    Power of Attorney.
   27.1      Financial Data Schedule

--------
* Incorporated by reference to exhibit filed with the Registrant's Registration Statement on Form S-1 (No. 333-80037) declared effective on October 4, 1999.
**Incorporated by reference to exhibit filed with the Registrant's Annual
 Report on Form 10-K filed on December 29, 1999.
+ Confidential treatment has been requested for certain portions of this exhibit pursuant to Rule 406 under the Securities Act. In accordance with Rule 406, these confidential portions have been omitted from this exhibit and filed separately with the Commission.

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

                                                                       Weighted-
                                                             Number     Average
                                                               of      Exercise
                                                             Options     Price
                                                            ---------  ---------
Balance as of September 30, 1996...........................   831,062     0.11
  Granted..................................................   100,617     0.17
  Exercised................................................   (33,165)    0.10
  Canceled.................................................   (52,780)    0.10
                                                            ---------
Balance as of September 30, 1997...........................   845,734     0.12
  Granted..................................................   856,706     0.45
  Exercised................................................   (69,498)    0.13
  Canceled.................................................   (15,346)    0.52
                                                            ---------
Balance as of September 30, 1998........................... 1,617,596     0.29
  Granted..................................................   688,023     6.08
  Exercised................................................  (435,282)    0.18
  Canceled.................................................  (147,487)    1.74
                                                            ---------
Balance as of September 30, 1999........................... 1,722,850    $2.51
                                                            =========
Exercisable at September 30, 1997..........................   497,190    $0.10
Exercisable at September 30, 1998..........................   744,861    $0.15
Exercisable at September 30, 1999 .........................   646,165    $0.25

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