Form 10-Q
period 1999-12-31
ALTIGEN COMMUNICATIONS INC
filed 2000-02-14
CIK 1003607

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                ---------------

                                   FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITY EXCHANGE
ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999 COMMISSION FILE NO. 000-00000 OR

[_]   TRANSITION Report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 For the transition period from ____________ to ____________

                       Commission File Number  000-00000
                               ----------------

                         ALTIGEN COMMUNICATIONS, INC.
            (Exact name of Registrant as specified in its charter)

         Delaware                                           94-3204299
-----------------------------------------         ---------------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                        Identification Number)

47427 Fremont Boulevard                                       94538
Fremont, CA                                       ---------------------------
-----------------------------------------                  (zip code)
(address of principal executive offices)
      Registrant's telephone number, including area code: (510) 252-9712
                                                           -------------
       Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: Common Stock
      (Title of Class)
                              ------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X   NO
    -----    -----

     Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     AS OF FEBRUARY 15, 2000, 13,418,794 SHARES OF THE REGISTRANT'S COMMON STOCK WERE OUTSTANDING.

                               Table of Contents


PART I  FINANCIAL INFORMATION

 Item 1.   Financial Statements:

   Unaudited Condensed Consolidated Balance Sheets as of December 31, 1999 and September 30, 1999

   Unaudited Condensed Consolidated Statements of Operations for the Three Months Ended December 31, 1999 and 1998

   Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended December 31, 1999 and 1998

   Notes to Unaudited Condensed Consolidated Financial Statements

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

 Item 3.   Quantitative and Qualitative Disclosures about Market Risk

PART II  OTHER INFORMATION

 Item 1.   Legal Proceedings

 Item 2.   Changes in Securities and Use of Proceeds

 Item 3.   Defaults Upon Senior Securities

 Item 4.   Submission of Matters to a Vote of Security Holders

 Item 5.   Other Information

 Item 6.   Exhibits and Reports on From 8-K

SIGNATURES

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.
                         ALTIGEN COMMUNICATIONS, INC.
                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                              December 31,    September 30,
                                                                                                  1999             1999
                                                                                              ------------    -------------
                                          ASSETS
                                          ------
Current assets:
     Cash and cash equivalents..............................................................  $ 31,745,864     $  5,934,070
     Short-term investments.................................................................     4,637,996               --
     Accounts receivable, net of allowances of $301,031 and
         $226,481, respectively.............................................................     1,811,767        1,684,032
     Inventories............................................................................     2,287,962        2,200,796
     Prepaid expenses and other current assets..............................................       881,643        1,953,621
                                                                                              ------------     ------------
                Total current assets........................................................    41,365,232       11,772,519
                                                                                              ------------     ------------

Property and equipment:
     Furniture and equipment................................................................     1,065,664          992,351
     Computer software......................................................................       602,375          523,875
                                                                                              ------------     ------------
                                                                                                 1,668,039        1,516,226
     Less: Accumulated depreciation.........................................................      (712,644)        (601,903)
                                                                                              ------------     ------------
                Net property and equipment..................................................       955,395          914,323
Long-term investments.......................................................................     1,521,799               --
                                                                                              ------------     ------------
                                                                                              $ 43,842,426     $ 12,686,842
                                                                                              ============     ============
                          LIABILITIES AND STOCKHOLDERS'EQUITY
                         ------------------------------------

Current liabilities:
     Accounts payable.......................................................................  $    617,306     $  1,485,672
     Accrued liabilities:
         Payroll and related benefits.......................................................       229,221          252,361
         Warranty...........................................................................       811,761          828,551
         Other..............................................................................       313,459          185,683
     Deferred revenue.......................................................................       680,707          593,955
                                                                                              ------------     ------------
                Total current liabilities...................................................     2,652,454        3,346,222
                                                                                              ------------     ------------

Commitments and contingencies (Note 3)
Stockholders'equity
    Convertible preferred stock, $.001 par value; Aggregate
       liquidation preference of $20,990,401 at September 30, 1999;
       Authorized-10,316,616 shares; Outstanding - fully converted to common
       stock at December 31, 1999 and 8,146,156 shares at September 30, 1999................            --            8,146

   Common stock, $.001 par value; Authorized 23,957,117
       shares; Outstanding - 13,395,960 shares at December 31,
       1999 and 1,503,633 shares at September 30, 1999......................................        13,396            1,503
   Additional paid-in capital...............................................................    62,265,779       29,010,033
   Deferred stock compensation..............................................................    (2,714,404)      (2,957,645)
   Accumulated deficit......................................................................   (18,374,799)     (16,721,417)
                Total stockholders' equity..................................................    41,189,972        9,340,620
                                                                                              ------------     ------------
                                                                                              $ 43,842,426     $ 12,686,842
                                                                                              ============     ============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                          ALTIGEN COMMUNICATIONS, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                                                                                                    Three Months Ended
                                                                                                        December 31,
                                                                                                --------------------------
                                                                                                   1999            1998
                                                                                                ==========================
Revenues, net ......................................................................             2,484,997     $   917,115
Cost of revenues ................................................................                1,160,650         477,606
                                                                                               -----------     -----------

Gross profit ......................................................................              1,324,347         439,509
                                                                                               -----------     -----------
Operating expenses :
     Research and development .............................................................        821,232         857,966
     Sales and marketing ....................................................                    1,672,179         684,533
     General and administrative ..........................................                         713,507         314,323
     Deferred stock compensation ..........................................................        243,240         192,590
                                                                                               -----------     -----------
          Total operating expenses ........................................................      3,450,158       2,049,412
                                                                                               -----------     -----------
Loss from operations ......................................................................     (2,125,811)     (1,609,903)
Interest and other income, net ............................................................        472,428          93,054
                                                                                               -----------     -----------
Net loss ............................................................................          $(1,653,383)    $(1,516,849)
                                                                                               ===========     ===========
     Basic net loss per share .............................................                         $(0.13)         $(1.68)
                                                                                               ===========     ===========
     Shares used in computing basic net loss per share ...............................          12,875,876         900,477
                                                                                               ===========     ===========



  The accompanying notes are an integral part of these condensed consolidated financial statements.

                          ALTIGEN COMMUNICATIONS, INC.
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                  Three Months Ended
                                                                                                     December 31,
                                                                                             ----------------------------
                                                                                                 1999            1998
                                                                                              ==========================
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss...............................................................................    $(1,653,383)    $(1,516,849)
   Adjustments to reconcile net loss to net cash used in
      operating activities:
      Depreciation........................................................................        110,741          66,792
      Amortization of deferred stock compensation.........................................        243,240         192,590
      Provision for accounts receivable allowances........................................         74,550          72,378
      Provision for excess and obsolete inventories.......................................         50,000          30,000
      Increase in notes payable...........................................................             --           5,037
      Change in operating assets and liabilities:
        Accounts receivable...............................................................       (202,285)        235,039
        Inventories.......................................................................       (137,166)       (285,423)
        Prepaid expenses and other current assets.........................................       (389,484)       (387,126)
        Accounts payable..................................................................       (868,366)       (288,143)
        Accrued liabilities...............................................................         87,846          42,579
        Deferred revenue..................................................................         86,752          63,005
                                                                                              -----------     -----------
          Net cash used in operating activities...........................................     (2,597,555)     (1,770,121)
                                                                                              -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of short-term investments....................................................     (4,637,996)     (4,514,183)
   Purchases of long-term investments.....................................................     (1,521,799)             --
   Purchases of property and equipment....................................................       (151,813)       (244,167)
                                                                                              -----------     -----------
        Net cash used in investing activities.............................................     (6,311,608)     (4,758,350)
                                                                                              -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from initial public offering of common stock..................................     34,713,805              --
   Proceeds from exercise of stock options................................................          7,152          10,432
                                                                                              -----------     -----------
          Net cash provided by financing activities.......................................     34,720,957          10,432
                                                                                              -----------     -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS......................................     25,811,794      (6,518,039)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD............................................      5,934,070       7,003,569
                                                                                              -----------     -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD..................................................    $31,745,864     $   485,530
                                                                                              ===========     ===========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

AltiGen Communications, Inc. (the "Company") designs, manufactures and markets integrated, multifunction telecommunications systems that allow businesses to use data networks, such as the Internet, and the traditional telephone network interchangeably and seamlessly to carry voice and data communications.

The accompanying condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements reflect the operations of the Company and its wholly-owned subsidiary. All significant intercompany transactions and balances have been eliminated. In our opinion, these condensed consolidated financial statements include all adjustments necessary (which are of a normal and recurring nature) for a fair presentation of the Company's financial position, results of operations and cash flows for the periods presented.

The condensed consolidated balance sheet as of December 31, 1999 has been derived from the unaudited condensed consolidated financial statements as of that date.

These financial statements should be read in conjunction with our audited condensed consolidated financial statements for the year ended September 30, 1999, included in the Company's 1999 Annual Report on Form 10-K. Our results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

INVENTORIES

Inventories (which include costs associated with components assembled by third-party assembly manufacturers, as well as internal labor and overhead) are stated at the lower of cost (first-in, first-out) or market. Provisions, when required, are made to reduce excess and obsolete inventories to their estimated net realizable values. The components of inventories include:


                                                December 31,   September 30,
                                                ------------   -------------
                                                    1999           1999
                                                ------------   -------------

Raw materials................................     $1,158,359      $1,078,577
Work-in-progress.............................        407,117         451,453
Finished goods...............................        722,486         670,766
                                                  ----------      ----------
                                                  $2,287,962      $2,200,796
                                                  ==========      ==========

LONG-TERM INVESTMENTS

The Company accounts for its investments in debt securities pursuant to the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." In accordance with SFAS No. 115, debt securities are classified as held-to-maturity and recorded at amortized cost when the Company has the positive intent and ability to hold the securities to maturity. Marketable debt securities not classified as held-to-maturity are classified as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized holding gains and losses reported as a separate component of stockholders' equity, if significant.

REVENUE RECOGNITION

Revenues consist of sales of hardware and software components to end users, including dealers, and to distributors. Revenues from sales to end users are recognized upon shipment. The Company provides for estimated sales returns and allowances and warranty costs related to such sales at the time of shipment.
Net revenues consist of product revenues reduced by estimated sales returns and allowances. Sales to distributors are made under terms allowing certain rights of return and protection against subsequent price declines on the Company's products held by the distributors. Upon termination, any unsold products may be returned by the distributor for a full refund. These agreements may be canceled by either party based on a specified notice. As a result of the above provisions, the Company defers recognition of revenues and the proportionate costs of revenues derived from sales to distributors until such distributors resell the Company's products to their customers. The amounts deferred as a result of this policy are reflected as "deferred revenue" in the accompanying unaudited condensed consolidated balance sheets.

Software components are generally not sold separately from the Company's hardware components. Accordingly, the Company allocates revenues between the hardware and software components of its products based on management's best estimate of their relative fair market values. The Company then accounts for the recognition of software revenues in accordance with Statement of Position
(SOP) 97-2, "Software Revenue Recognition". Software revenues consist of license revenues that are recognized upon the delivery of application products. The Company provides limited post-contract customer support (PCS), consisting primarily of technical support (help desk phone support) and "bug" fixes. In accordance with SOP 97-2, revenue earned on software arrangements involving multiple elements is allocated to each element based upon the relative fair values of the elements. Although the Company provides PCS, the revenue allocated to this element is recognized together with the initial licensing fee on delivery of the software because: (1) the PCS fee is included with the initial licensing fee; (2) the PCS included with the initial license fee is for one year or less; (3) the estimated cost of providing PCS during the arrangement is insignificant; and (4) unspecified upgrades/enhancements offered for minimal or no cost during PCS arrangements historically have been and are expected to continue to be minimal and infrequent. All estimated costs of providing the services, including upgrades/enhancements are accrued for at the time of delivery.

BASIC NET LOSS PER SHARE

Basic net loss per share has been calculated under SFAS No. 128, "Earnings Per Share." SFAS No. 128 requires companies to compute earnings per share under two methods (basic and diluted). Basic net loss per share is calculated by dividing net loss by the weighted-average shares of common stock outstanding during the period. The basic net loss per share calculation has been appropriately weighted to reflect the shares of common stock issued and preferred stock that was converted to common stock upon the Company's initial public offering (see
Note 2). No diluted loss per share information has been presented in the accompanying condensed consolidated statements of operations since potential common shares from the conversion of preferred stock, stock options and warrants are antidilutive. The Company evaluated the requirements of the Securities and Exchange Commission Staff Accounting Bulletin No. 98 ("SAB No. 98"), and concluded that there are no nominal issuances of common stock or potential common stock which would be required to be shown as outstanding for all periods presented herein as outlined in SAB No. 98.



COMPREHENSIVE INCOME

In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its individual components. The statement requires the disclosure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners ("comprehensive income"). The Company adopted the provisions of SFAS No. 130 in the first quarter of fiscal 1998. For the periods presented within this 10-Q, the Company does not have any other comprehensive income. Accordingly, comprehensive loss is the same as net loss for all periods presented.

SEGMENT REPORTING

In June 1997, the FASB also issued SFAS No.131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 was adopted by the Company beginning on October 1, 1997. This statement establishes standards for disclosures about operating segments, products and services, geographic areas and major customers. The Company is organized and operates as one operating segment. The Company operates primarily in one geographic area, the United States.

ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires companies to record derivative financial instruments on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedging accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," which amends SFAS No. 133 to be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 (or October 1, 2000 for AltiGen). This statement will not have a material impact on the financial condition or results of the operations of the Company.

START-UP COSTS

In April 1998, the American Institute of Certified Public Accountants issued SOP No. 98-5, "Reporting on the Costs of Start- Up Activities". SOP No. 98-5 requires that all start-up costs related to new operations must be expensed as incurred. In addition, all start-up costs that were previously capitalized must be written off when SOP No. 98-5 is adopted. The Company adopted SOP No. 98-5 in fiscal 1999. The adoption did not have a material impact on the Company's financial position or results of operations.

Note 2. INITIAL PUBLIC OFFERING

On October 4, 1999, the Company completed the initial public offering (the "Offering") of its Common Stock, $.001 par value. In connection with the Offering, 3,737,500 shares of Common Stock were sold at a price
of $10.00 per share.   All of the Company's outstanding convertible
preferred stock were converted on a one-to-one bases to common stock.

After deducting underwriting discounts and commissions of $2.6 million, the Company received net proceeds from the Offering of approximately $34.7 million. In addition, after deducting previously incurred and paid other Offering expenses of $1.4 million, the Offering resulted in a net increase to stockholders' equity of $33.3 million. The Company intends to use the proceeds for general corporate purposes as described in the prospectus for the Offering. None of the Company's net proceeds of the Offering were paid directly or indirectly to any director, officer, general partner of the Company or their associates, persons owning 10% or more of any class of equity securities of the Company, or an affiliate of the Company.

Note 3. COMMITMENTS AND CONTINGENCIES

The Company is engaged in litigation with NetPhone, Inc. (NetPhone), a competitor, related to alleged infringement by the Company of a NetPhone patent. The Company has responded to NetPhone's complaint in the U.S. District Court requesting a declaration that the Company has not infringed any valid claim of NetPhone's patent. NetPhone, in turn, has filed a motion against the Company, seeking to enjoin the Company from making, importing, using, selling or offering to sell its Quantum Board, a product which accounted for approximately 77.6% of the Company's revenues for fiscal year 1999 and 75.0% of the Company's revenues for the three-month period ended December 31, 1999. The Company has responded by filing an opposition to NetPhone's motion. NetPhone's Motion has not yet been decided. A hearing was held on NetPhone's Motion for Preliminary Injunction and the Court has taken the matter under submission. AltiGen intends to vigorously defend itself against the allegations and motion asserted by NetPhone and based upon advice of AltiGen's patent prosecution counsel, does not believe that the ultimate outcome of this matter will have a material impact on the Company's financial condition or results of its operations. However, litigation of this nature is subject to inherent uncertainties and therefore, there is no assurance that the Company will prevail in the litigation or that an adverse outcome will not adversely affect the Company's business or financial condition.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

FORWARD-LOOKING INFORMATION

Certain statements in this Form 10-Q contain "forward-looking" information (as defined in Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended) that involve risks and uncertainties which may cause actual results to differ materially from those predicted in the forward-looking statements. Forward-looking statements can be identified by their use of such verbs as "expects," "anticipates," and "believes" or similar verbs or conjugations of such verbs. If any of our assumptions on which the statements are based prove incorrect or should unanticipated circumstances arise, our actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors, including, but not limited to, the "Certain Factors Affecting Business Operating Results, and Financial Conditions " described herein and the Risk Factors described in our Securities and Exchange Commission filings, including the Registration Statement on Form S-1, as amended (Registration No. 333-79509), effective October 4, 1999.

OVERVIEW

We are a leading provider of integrated, multifunction telecommunications systems. We were incorporated in May 1994 and began operations in July 1994. From inception through July 1996, we were a development-stage company and had no revenues. During this period, our operating activities consisted primarily of developing our initial product, recruiting personnel, raising capital and building our corporate infrastructure. We first recognized revenues from product sales of our Quantum board and AltiWare software in July 1996. We generated net revenues of $2.5 million for the three months ended December 31, 1999 and $917,000 for the three months ended December 31, 1998. As of December 31, 1999, we had an accumulated deficit of $18.4 million.

We derive our revenues from sales of our AltiServ system, which includes Quantum boards, Triton boards and AltiWare software. Software sales currently comprise about 12% of our net revenues. We generally do not sell software separately from our hardware products. We believe software sales will comprise a greater portion of our net revenues in the future. Product revenues consist of sales to end users (including dealers) and to distributors. Revenues from product sales to end users are recognized upon shipment. We defer recognition of sales to distributors until they resell our products to their customers. Under our distribution contracts, a distributor has the right in some circumstances to return products it determines are overstocked, so long as it provides an offsetting purchase order for products in an amount equal to or greater than the dollar value of the returned products. In addition, we afford distributors protection from subsequent price reductions.

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

Results of Operations

The following table sets forth condensed consolidated statements of operations data for the periods indicated as a percentage of net revenues.

                                                                                        Three Months Ended
                                                                                            December 31,
                                                                                ---------------------------------
                                                                                     1999                 1998
                                                                                ==================================
                                                                                           (unaudited)
Revenues, net................................................................         100.0%              100.0%

Cost of revenues.............................................................          46.7                52.1

                                                                                -----------         -----------
Gross profit.................................................................          53.3                47.9

Operating expenses :
     Research and development................................................          33.0                93.6
     Sales and marketing.....................................................          67.3                74.6

     General and administrative..............................................          28.7                34.3

     Deferred stock compensation.............................................           9.8                21.0
                                                                                -----------         -----------
          Total operating expenses...........................................         138.8               223.5
                                                                                -----------         -----------
Loss from operations.........................................................         (85.5)             (175.6)

Interest and other income, net...............................................          19.0                10.2

                                                                                -----------          -----------
Net loss                                                                              (66.5)%             (165.4)%
                                                                                ===========          ===========

Revenues, net. Revenues consist of sales to end users (including dealers) and to distributors. Net revenues increased from $917,000 for the first quarter of 1999 to $2.5 million for the first quarter of 2000, representing an increase of 171.0%. This change was primarily from increased market acceptance of our products through our main distributors. Sales through Ingram Micro and Tech Data accounted for approximately 16.3% and 30.9%, respectively, of our revenues for the first quarter of 2000, and approximately 23.6% and 34.0%, respectively, of our revenues for the first quarter of 1999.

Cost of revenues. Cost of revenues for the first quarter of 2000 increased to $1.2 million from approximately $478,000 for the first quarter of 1999, primarily due to the related increase in revenue. Cost of revenues consists primarily of component and material costs, direct labor costs, provisions for excess and obsolete inventory, warranty costs and overhead related to manufacturing our products. Cost of revenues decreased as a percentage of net revenues from 52.1% for the first quarter of 1999 to 46.7% for the first quarter of 2000. This decrease was primarily due to an increase in software sales as a percentage of total products sold; 12% and 10% in first quarter of 2000 and 1999, respectively. In addition, increased production resulted in lower component and overhead costs.

Gross profit. Gross profit increased to $1.3 million for the first quarter of 2000 from $440,000 for the first quarter of 1999. As a percentage of revenue, gross profit increased from 47.9% for the first quarter of 1999 to 53.3% for the first quarter of 2000. The increase in gross profit as a percentage of net revenues was the result of lower component and overhead costs due to an increase in production, as well as higher mix of more profitable direct sales to end users. Although gross profit as a percentage of net revenues has increased each period, there can be no assurance that this trend will continue in the future.

Research and development expenses. Research and development expenses remained relatively flat at $821,000 for the first quarter of 2000 compared to $858,000 for the first quarter of 1999. Research and development expenses consist principally of salaries and related personnel expenses, consultant fees and prototype expenses related to the design, development and testing of our products. We expense our research and development costs as incurred. We currently intend to increase research and development expenses in absolute dollars in the foreseeable future to allow us to develop new products and new features for existing products. Until these new products and features are introduced, we expect this increase in expenses to increase our net loss (or to reduce any net profits that we may have).

Sales and marketing expenses. Sales and marketing expenses increased to $1.7 million for the first quarter of 2000 from $685,000 for the first quarter of 1999. Sales and marketing expenses consist of compensation, commissions and related costs for personnel engaged in sales and marketing functions, trade show expenses, selling and promotional programs, marketing programs and related expenses. This increase was primarily due to hiring additional sales and marketing personnel, increasing sales commissions expense as a result of significantly higher revenue, increasing advertising and promotional activities and increasing training to identify and educate new qualified authorized dealers. We currently intend to increase sales and marketing expenses in absolute dollars as we continue to pursue new channels and markets and to promote customer and end user awareness of the features and benefits of our products.

General and administrative expenses. General and administrative expenses increased to $714,000 for the first quarter of 2000 from $314,000 for the first quarter of 1999. General and administrative expenses consist primarily of salaries and related expenses for executive, finance and administrative personnel, recruiting expenses, professional fees and other general corporate expenses. The increase was primarily due to legal fees related to the NetPhone litigation (see Part II, Item 1, Legal Proceedings), hiring of additional personnel in our finance and accounting, management information systems and administrative groups, and an increase in related facilities expenses and professional services expenses. We currently intend to increase general and administrative expenses in absolute dollars as we continue to build the infrastructure necessary to support the growth of our business and operate as a public company.

Deferred stock compensation expense. Deferred stock compensation expense was $243,000 for the first quarter of 2000 as compared to $193,000 for the first quarter of 1999. Deferred stock compensation expense reflects the amortization of stock compensation charges resulting from granting certain stock options in prior periods, at exercise prices below the deemed fair value of our common stock on the dates the options were granted. We are amortizing these amounts using the straight-line method over the vesting period of the stock options. We expect to amortize approximately $973,000 of this deferred stock compensation in fiscal year 2000, $973,000 in fiscal year 2001, $809,000 in fiscal year 2002 and $203,000 in fiscal year 2003 and doing so will increase our loss (or reduce any profits that we may have).

Interest and other income, net. Net interest and other income increased to $472,000 for the first quarter of 2000 from $93,000 for the first quarter of 1999. This increase was due to investing the proceeds from our recent initial public offering.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily from the sale of private equity securities. We have raised an aggregate of $24.7 million, net of offering expenses, through the sale of preferred stock. In October 1999, the Company received cash proceeds, net of underwriters' discounts and commissions of $2.6 million, totaling approximately $34.7 million upon the closing of the initial public offering. In addition, after deducting previously incurred and paid other Offering expenses of $1.4 million, the Offering resulted in a net increase to stockholders' equity of $33.3 million. As of December 31, 1999, we had cash and cash equivalents of $31.8 million, which consist of cash deposited in checking and money market accounts and commercial paper with original maturity of less than three months.

Net cash used in our operating activities was $2.6 million for the first quarter of 2000 and $1.8 million for the first quarter of 1999. Net cash used in operating activities primarily reflected the impact of the net loss for each of the periods, as well as working capital required to fund our growth in operations.

Net cash used in investing activities was $6.3 million for the first quarter of 2000 and $4.8 million for the first quarter of 1999. The relative increase in cash used for investing activities in the first quarter of 2000 compared to the first quarter of 1999 was primarily due to increase in the net cash being invested in short-term and long-term investments for the period.

Financing activities provided $34.7 million in cash for the first quarter of 2000, consisting primarily of proceeds from the exercise of stock options and proceeds from the issuance of common stock upon the closing of our initial public offering.

We currently believe that the net proceeds from the Company's initial public offering will provide us with sufficient funds to finance our operations for at least the next 12 months. Our management intends to invest our cash in excess of current operating requirements in short-term, interest-bearing investment-grade securities. Subsequently, we may need to raise additional funds, and additional financing may not be available on favorable terms, if at all. We may also require additional capital to acquire or invest in complementary businesses or products, or obtain the right to use complementary technologies. If we cannot raise funds, if needed, on acceptable terms, we may not be able to develop or enhance our products, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements, which could seriously harm our business, financial condition, and results of operations. If additional funds are raised through the issuance of equity securities, the net tangible book value per share may decrease, the percentage ownership of then current stockholders may be diluted, and such equity securities may have rights, preferences or privileges senior to those of the holders of our common stock.

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

Two versions of our AltiWare CE software product introduced before September 1998 were not designed specifically to be year 2000 compliant. These versions are currently being used on a small number of end user systems. As a result, we have decided not to test these versions for year 2000 compliance. Instead, we have notified all of our customers and advised them to upgrade any systems that are using these older versions. We have and will continue to offer users who request it a free software upgrade to a later version of AltiWare CE that is year 2000 compliant. However, users who do not upgrade may experience year 2000 issues and may make potentially damaging claims against us. See "Risk Factors - We face year 2000 risks."

Costs of remediation. We currently anticipate that our total cost of addressing our year 2000 issues will be $50,000, of which approximately $39,000 has been incurred through December 31, 1999. We do not have a separate information technology or similar budget. The cost of addressing year 2000 issues will be reported as a general and administrative expense. We have not deferred any material information technology projects due to our year 2000 efforts.

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

Accelerated replacement of affected equipment or software;

Short- to medium-term use of backup equipment and software;

Increased work hours for our personnel; and

Use of contract personnel to correct, on an accelerated schedule, any year 2000 issues that arise or to provide manual workarounds for information systems.

Our implementation of any of these contingency plans could have a material adverse effect on our business, operating results and financial conditions.

CERTAIN FACTORS AFFECTING BUSINESS, OPERATING RESULTS, AND FINANCIAL CONDITION

Risks Related to AltiGen

We have a history of losses and expect to incur future losses, which may prevent us from becoming profitable

We have experienced operating losses since our inception. As of December 31, 1999, we had an accumulated deficit of $18.4 million. We expect to incur operating losses for the foreseeable future, and these losses may be substantial. Further, we expect our operating cash flows to be negative for the foreseeable future. Because we expect increased expenditures for product development and general and administrative expenses, and substantial increases in sales and marketing expenses, we will need to increase revenues significantly to achieve profitability and positive operating cash flows. Even if we do achieve profitability and positive operating cash flows, we may not be able to sustain or increase profitability or positive operating cash flows on a quarterly or annual basis.

We have a limited operating history, which makes it difficult to evaluate our business and our future prospects

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

Establish and increase market acceptance of our technology, products and systems; Expand our network of distributors, dealers and companies that buy our products in bulk, customize them for particular applications or customers, and resell them under their own names; Introduce products and systems incorporating our technology and enhancements to our product applications on a timely basis; Respond effectively to competitive pressures; and Successfully market and support our products and systems.

We may not successfully meet any of these challenges, and our failure to do so will seriously harm our business and results of operations. In addition, because of our limited operating history, we have limited insight into trends that may emerge and harm our business.

Our operating results vary, making future operating results difficult to predict

Our quarterly and annual operating results have varied significantly in the past and will likely vary significantly in the future. A number of factors, many of which are beyond our control, may cause our operating results to vary, including:

Our sales cycle, which may vary substantially from customer to customer; Unfavorable changes in the prices and delivery of the components we purchase; The size and timing of orders for our products, which may vary depending on the season, and the contractual terms of those orders; The size and timing of our expenses, including operating expenses and expenses of developing new products and product enhancements; Deferrals of customer orders in anticipation of new products, services or product enhancements introduced by us or by our competitors; and Our ability to attain and maintain production volumes and quality levels for our products.

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

Our market is highly competitive, and we may not have the resources to compete adequately

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

Losing either of our two key distributors would harm our business. We also need to establish and maintain relationships with additional distributors and original equipment manufacturers

Sales through our two key distributors, Ingram Micro Inc. and Tech Data Corporation, accounted for 47.2% of our net revenues for the first quarter of 2000. Our business and operating results will suffer if either of these distributors does not continue distributing our products, fails to distribute the volume of our products that it currently distributes or fails to expand our customer base. We also need to establish and maintain relationships with additional distributors and original equipment manufacturers. We may not be able to establish, or successfully manage, relationships with additional distribution partners. In addition, our agreements with distributors typically provide for termination by either party upon written notice to the other party. For example, our agreement with Tech Data provides for termination, with or without cause, by either party upon 30 days' written notice to the other party, or upon insolvency or bankruptcy. Generally, these agreements are non-exclusive and distributors sell products that compete with ours. If we fail to establish or maintain relationships with distributors and original equipment manufacturers, our ability to increase or maintain our sales and our customer base will be substantially harmed.

We sell our products through dealers and distributors, which limits our ability to control the timing of our sales, and this makes it more difficult to predict our revenues

We do not recognize revenue from the sale of our products to our distributors until these products are sold to either dealers or end users. We have limited or no control over the timing of product sales to dealers and end users. Our lack of control over the revenue which we recognize from our distributors' sales to dealers and end users limits our ability to predict revenue for any given period. Our budgets and commitments that we have made for the future are based in part on our expectations of future sales. If our sales do not meet expectations, it will be difficult for us to reduce our expenses quickly, and consequently our operating results may suffer.

We rely on sole-sourced components and third-party technology and products; if these components are not available, our business may suffer

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

We rely on dealers to promote, sell, install and support our products, and their failure to do so may substantially reduce our sales and thus seriously harm our business

We rely on dealers who can provide high quality sales and support services. As with our distributors, we compete with other telecommunications systems providers for our dealers' business, as our dealers generally market competing products. If a dealer promotes a competitor's products to the detriment of our products or otherwise fails to market our products and services effectively, we could lose market share. In addition, the loss of a key dealer or the failure of dealers to provide adequate customer service could cause our business to suffer. If we do not properly train our dealers to sell, install and service our products, our business will suffer.

Software or hardware errors may seriously harm our business and damage our reputation, causing loss of customers and revenues

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

We may face infringement issues that could harm our business by requiring us to license technology on unfavorable terms or temporarily or permanently cease sales of key products

We cannot be certain that our products do not, or will not, infringe patents, trademarks, copyrights or other intellectual property rights held by third parties. Third parties may assert infringement claims against us. From time to time in the ordinary course of business we have been, and we expect to continue to be, subject to claims of alleged infringement of the patents and intellectual property rights of others. For example, we are currently engaged in litigation with NetPhone, Inc. In June 1999, we received a letter from NetPhone alleging that we infringe a patent owned by NetPhone. On June 30, 1999, we filed a request for a declaration from the United States District Court for the Northern District of California that AltiGen does not infringe any valid claim of NetPhone's patent. NetPhone answered AltiGen's complaint on July 13, 1999 and asserted a counterclaim against AltiGen, alleging that AltiGen infringes the NetPhone patent. On August 11, 1999, NetPhone filed a motion to enjoin AltiGen from making, importing, using, offering to sell or selling a device under the name Quantum. On September 7, 1999, we filed our Opposition to NetPhone's motion. NetPhone's Motion has not yet been decided. A hearing was held on NetPhone's Motion for Preliminary Injunction on December 13, 1999, and the Court has taken the matter under submission. Although we intend to continue to litigate the lawsuit and to contest NetPhone's Motion vigorously, litigation is subject to inherent uncertainties and, therefore, we cannot assure you that we will prevail or that we can avoid an adverse outcome.

This litigation could be costly and time consuming. An adverse outcome could require us to obtain a license from NetPhone or require us to cease sales of what NetPhone calls the "Quantum device" and possibly alter the design of some of our products. For the first quarter of 2000, sales of our Quantum board constituted 75.0% of our revenues. Accordingly, an adverse outcome could materially harm our business. See "Part II, Item 1, Legal Proceedings."

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

Any failure by us to protect our intellectual property could harm our business and competitive position

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

Our products may not meet the legal standards required for their sale in some countries; if we cannot sell our products in these countries, our results of operations may be seriously harmed

The United States and other countries in which we intend to sell our products have standards for safety and other certifications that must be met for our products to be legally sold in those countries. We have tried to design our products to meet the requirements of the countries in which we sell or plan to sell them. We have also obtained or are trying to obtain the certifications that we believe are required to sell our products in these countries. However, we cannot guarantee that our products meet all of these standards or that we will be able to obtain any certifications required. In addition, there is, and will likely continue to be, an increasing number of laws and regulations pertaining to the products we offer and may offer in the future. These laws or regulations may include, for example, more stringent safety standards, requirements for additional or more burdensome certifications or more stringent consumer protection laws.

If our products do not meet a country's standards or we do not receive the certifications required by a country's laws or regulations, then we may not be able to sell those products in that country. This may seriously harm our results of operation by reducing our sales or requiring us to invest significant resources to conform our products to these standards.

Our market is subject to changing preferences; failure to keep up with these changes would result in our losing market share, thus seriously harming our business, financial condition and results of operations

Our customers and end users expect frequent product introductions and have changing requirements for new products and features. Therefore, to be competitive, we will need to develop and market new products and product enhancements that respond to these changing requirements on a timely and cost-effective basis. Our failure to do so promptly and cost-effectively would seriously harm our business, financial condition and results of operations. Also, introducing new products could require us to write off existing inventory as obsolete, which could harm our results of operations.

If we do not manage our growth effectively, our business will suffer

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

Our planned expansion in international markets will involve new risks that our previous domestic operations have not prepared us to address; our failure to address these risks could harm our business, financial condition and results of operations

For the first quarter of 2000, approximately 3.2% of our net revenues came from customers outside of the United States. We intend to expand our international sales and marketing efforts. Our efforts are subject to a variety of risks associated with conducting business internationally, any of which could seriously harm our business, financial condition and results of operations. These risks include:

Tariffs, duties, price controls or other restrictions on foreign currencies or trade barriers, such as import or export licensing imposed by foreign countries, especially on technology;

Potential adverse tax consequences, including restrictions on repatriation of earnings; Fluctuations in foreign currency exchange rates, which could make our products relatively more expensive in foreign markets; and Conflicting regulatory requirements in different countries that may require us to invest significant resources customizing our products for each country.

We need additional qualified personnel to maintain and expand our business; our failure to promptly attract and retain qualified personnel may seriously harm our business, financial condition and results of operations

We depend, in large part, on our ability to attract and retain highly skilled personnel, particularly engineers and sales and marketing personnel. We need highly trained technical personnel to design and support our server-based telecommunications systems. In addition, we need highly trained sales and marketing personnel to expand our marketing and sales operations in order to increase market awareness of our products and generate increased revenues. Competition for highly trained personnel is intense, especially in the San Francisco Bay Area where most of our operations are located. We cannot be certain that we will be successful in our recruitment and retention efforts. If we fail to attract or retain qualified personnel or suffer from delays in hiring required personnel, our business, financial condition and results of operations may be seriously harmed.

Our facility is vulnerable to damage from earthquakes and other natural disasters; any such damage could seriously or completely impair our business

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

Our strategy to outsource assembly and test functions in the future could delay delivery of products, decrease quality or increase costs

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

We face year 2000 risks that, if realized, could disrupt our business operations, resulting in harm to our business, financial condition and results of operation

Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. Beginning in the year 2000, these date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, within this year, computer systems and software may need to be upgraded to comply with these year 2000 requirements. Our failure to complete implementation of the required changes to address year 2000 requirements prior to the year 2000 might result in significant difficulties in our administration of management information systems and consequently have a material adverse effect on our business, financial condition and results of operations. We have not yet completed a review of the preparations of all of our major suppliers, distributors and shippers to be year 2000 compliant. We therefore do not have a basis to assess the impact, if any, that the year 2000 issue will have on our suppliers, distributors, dealers and shippers and, consequently, on us. Failure by our suppliers, distributors, dealers and shippers and other parties with whom we do business to address year 2000 issues could negatively affect our ability to distribute products for some period of time and otherwise disrupt our business operations.

We also face the risk that some of our products may not be year 2000 compliant. If any of our end user customers experience year 2000 issues as a result of their use of our products, those end users could assert claims against us for damages which, if successful, could harm our business, financial condition or results of operations. In addition, many of our products have some third-party technologies embedded in them, and we expect our products to be increasingly integrated into enterprise systems involving sophisticated hardware and complex software products. We cannot adequately evaluate these technologies or products for year 2000 compliance. We may face claims under our warranties, or otherwise, based on year 2000 problems in other companies' products, or issues arising from the integration of multiple products within an overall system. We are in the process of testing our products to identify any year 2000 issues.
For a more detailed description of our year 2000 assessment, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Year 2000 Compliance."

Risks Related to the Industry

Integrated, multifunction telecommunications systems may not achieve widespread acceptance, and our fixed costs in the short run could cause our operating results and business to suffer

The market for integrated, multifunction telecommunications systems is relatively new and rapidly evolving. Businesses have invested substantial resources in the existing telecommunications infrastructure, including traditional private telephone systems, and may be unwilling to replace these systems in the near term or at all. Businesses may also be reluctant to adopt integrated, multifunction telecommunications systems because of their concern about the current limitations of data networks, including the Internet. For example, end users sometimes experience delays in receiving calls and reduced voice quality during calls when routing calls over data networks. Moreover, businesses that begin to route calls over the same networks that currently carry only their data may also experience these problems if the networks do not have sufficient capacity to carry all of these communications at the same time. We incur many fixed costs in anticipation of a certain level of revenues. If businesses defer purchasing or decide not to purchase integrated, multifunction telecommunications systems and the market for our products does not grow or grows substantially more slowly than we anticipate, our operating results will suffer and our business will be harmed because we will be unable to reduce fixed costs in the short term to offset the reduced revenues.

Future regulation or legislation could harm our business or increase our cost of doing business

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

Evolving standards may delay our product introductions, increase our product development costs or cause end users to defer or cancel plans to purchase our products, any of which could adversely affect our business

The standards in our market are still evolving. These standards are designed to ensure that integrated, multifunction telecommunications products from different manufacturers can operate together. Some of these standards are proposed by other participants in our market, including some of our competitors, and include proprietary technology. In recent years, these standards have changed, and new standards have been proposed, in response to developments in our market. Our failure to conform our products to existing or future standards may limit their acceptance by market participants. We may not anticipate which standards will achieve the broadest acceptance in our market in the future, and we may take a significant amount of time and expense to adapt our products to these standards. We may also have to pay additional royalties to developers of proprietary technologies that become standards in our market. These delays and expenses may seriously harm our results of operations. In addition, customers and users may defer or cancel plans to purchase our products due to concerns about the ability of our products to conform to existing standards or to adapt to new or changed standards, and this could seriously harm our results of operations.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in cash equivalents and short-term instruments. Due to the short-term nature of our cash equivalents and investments, we have concluded that there is no material market risk exposure. Therefore, no quantitative tabular disclosures are required.

Currently, all of our sales and expenses are denominated in U.S. dollars and, as a result, we have not experienced significant foreign exchange gains and losses to date. We have not engaged in foreign currency hedging activities to date.

PART II

Item1.  Legal Proceedings

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

Item 2. Changes in Securities and Use of Proceeds

On October 4, 1999, the Company completed an initial public offering (the "Offering") of its Common Stock, $.001 par value. The managing underwriters in the Offering were CIBC World Markets Corp., Dain Rauscher Wessels, a division of Dain Rauscher Incorporated, and FAC/Equities, a division of First Albany Corporation (the "Underwriters"). The shares of Common Stock sold in the Offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (the "Registration Statement") (Reg. No. 333-80037) that was declared effective by the SEC on October 4, 1999. The Offering commenced on October 4, 1999. All 3,737,500 shares of Common Stock registered under the Registration Statement (including 487,500 shares sold pursuant to the exercise of the Underwriters' over-allotment option) were sold at a price of $10.00 per share. The aggregate price of the Offering amount registered was $37.4 million. In connection with the Offering, the Company paid an aggregate of $2.6 million in underwriting discounts and commissions to the Underwriters. After deducting the underwriting discounts and commissions and other Offering expenses of $1.4 million, the Company received net proceeds from the Offering of approximately $33.3 million.

The Company intends to use the proceeds for general corporate purposes as described in the prospectus for the Offering. None of the Company's net proceeds of the Offering were paid directly or indirectly to any director, officer, general partner of the Company or their associates, persons owning 10% or more of any class of equity securities of the Company, or an affiliate of the Company.

For the three month ended December 31, 1999, we issued 8,671 shares of common stock pursuant to the exercise of stock options at exercise prices ranging from $0.23 to $0.87. All of the stock options were granted under our 1998 Stock Option Plan prior to our initial public offering. Our issuance of shares of our common stock upon the exercise of these options was exempt from registrant pursuant to rule 701 promulgated under the Securities Act of 1933, as amended.

Upon closing of our initial public offering on October 4, 1999, all outstanding shares of our convertible Series A preferred stock (consisting of 1,634,972 shares), Series B preferred stock (consisting of 1,494,478 shares), Series C preferred stock (consisting of 3,593,512 shares) and Series D preferred stock (consisting of 1,423,194 shares) were converted on a share-for-share basis into shares of our common stock in accordance with the terms of each such series of preferred stock.

Item 4. Submission of Matters to a Vote of Security Holders.

1. To elect two Class 1 directors to serve for a term expiring on the date on which the Annual Meeting of Stockholders is held in the year 2003: Thomas Shao and Kenneth Tai
2. To ratify and approve the appointment of Arthur Anderson LLP as the independent public accountants of the Company for the fiscal year ending September 30, 2000

Item 6. Exhibits and Report on Form 8-K

(a)  Exhibits:

     Exhibits 27.1 - Financial Data Schedule

(b)  Report on Form 8-K

     None


Item 3. and Item 5. not applicable

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Fremont, State of California, on the 11th day of February, 2000.


        ALTIGEN COMMUNICATIONS, INC.

        By:     /s/ Philip M. McDermott
                -----------------------

                                Philip M. McDermott,
                                Chief Financial Officer
                                (Principal Financial and Accounting Officer)