Form 10-Q
period 2000-03-31
ALTIGEN COMMUNICATIONS INC
filed 2000-05-15
CIK 1003607

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                            ----------------------
                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITY EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000
                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO ____________
                       Commission File Number  000-27427

                            ______________________

                         ALTIGEN COMMUNICATIONS, INC.
            (Exact name of Registrant as specified in its charter)

           DELAWARE                                        94-3204299
----------------------------------------        --------------------------------
     (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                    Identification Number)

     47427 Fremont Boulevard                                  94538
                                                --------------------------------
          Fremont, CA                                       (zip code)
-----------------------------------------
(address of principal executive offices)

      Registrant's telephone number, including area code: (510) 252-9712
       Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: Common Stock
     (Title of Class)

                            ______________________

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

Yes   X   NO ____
    -----

     AS OF MAY 5, 2000, 13,460,495 SHARES OF THE REGISTRANT'S COMMON STOCK WERE OUTSTANDING.

================================================================================

                               Table of Contents


PART I.  FINANCIAL INFORMATION

 Item 1.  Condensed Consolidated Financial Statements:

          Condensed Consolidated Balance Sheets as of March 31, 2000 and September 30, 1999

          Condensed Consolidated Statements of Operations for the Three and Six Months Ended March 31, 2000 and 1999

          Condensed Consolidated Statements of Cash Flows for the Six Months Ended March 31, 2000 and 1999

          Notes to Condensed Consolidated Financial Statements

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

 Item 3.  Quantitative and Qualitative Disclosures about Market Risk

PART II. OTHER INFORMATION

 Item 1.  Legal Proceedings

 Item 2.  Changes in Securities and Use of Proceeds

 Item 3.  Defaults Upon Senior Securities

 Item 4.  Submission of Matters to a Vote of Security Holders

 Item 5.  Other Information

 Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                         ALTIGEN COMMUNICATIONS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                                               March 31,     September 30,
                                                                                                 2000            1999
                                                                                             ------------    ------------
                                   ASSETS
                                   ------
Current assets:
     Cash and cash equivalents.............................................................   $ 12,836,450    $  5,934,070
     Short-term investments................................................................     21,518,641              --
     Accounts receivable, net of allowances of $369,869 and
         $226,481, respectively............................................................      2,306,161       1,684,032
     Inventories...........................................................................      2,180,504       2,200,796
     Prepaid expenses and other current assets.............................................        757,264       1,953,621
                                                                                              ------------    ------------
                Total current assets.......................................................     39,599,020      11,772,519
                                                                                              ------------    ------------

Property and equipment:
     Furniture and equipment...............................................................      1,237,687         992,351
     Computer software.....................................................................        602,375         523,875
                                                                                              ------------    ------------
                                                                                                 1,840,062       1,516,226
     Less: Accumulated depreciation........................................................       (832,418)       (601,903)
                                                                                              ------------    ------------
                Net property and equipment.................................................      1,007,644         914,323
Long-term investments......................................................................      1,519,421              --
                                                                                              ------------    ------------
                                                                                              $ 42,126,085     $12,686,842
                                                                                              ============    ============
          LIABILITIES AND STOCKHOLDERS' EQUITY
          ------------------------------------

Current liabilities:
     Accounts payable......................................................................   $    663,197    $  1,485,672
     Accrued liabilities:
         Payroll and related benefits......................................................        325,855         252,361
         Warranty..........................................................................        740,593         828,551
         Other.............................................................................        888,266         185,683
     Deferred revenue......................................................................        544,459         593,955
                                                                                              ------------    ------------
                Total current liabilities..................................................      3,162,370       3,346,222
                                                                                              ------------    ------------

Commitments and contingencies (Note 3)
Stockholders' equity
    Convertible preferred stock, $.001 par value; Aggregate liquidation preference of
     $20,990,401 at September 30, 1999; Authorized-10,316,616 shares; Outstanding - none
     at March 31, 2000 and 8,146,156 shares at September 30, 1999..........................             --           8,146




   Common stock, $.001 par value; Authorized 23,957,117 shares; Outstanding - 13,441,462
    shares at March 31, 2000 and 1,503,633 shares at September 30, 1999....................         13,442           1,503


   Additional paid-in capital..............................................................     62,271,054      29,010,033
   Deferred stock compensation.............................................................     (2,471,165)     (2,957,645)
   Accumulated deficit.....................................................................    (20,849,616)    (16,721,417)
                                                                                              ------------    ------------
                Total stockholders' equity.................................................     38,963,715       9,340,620
                                                                                              ------------    ------------
                                                                                              $ 42,126,085     $12,686,842
                                                                                              ============    ============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                         ALTIGEN COMMUNICATIONS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                             Three Months Ended             Six Months Ended
                                                                  March 31,                    March 31,
                                                         ------------   -----------   ------------   ------------
                                                             2000          1999           2000           1999
                                                         ===========    ==========    ===========    ===========
Revenues, net..........................................   $ 3,169,636   $ 1,439,127    $ 5,654,633      2,356,242
Cost of revenues.......................................     1,424,787       745,976      2,585,437      1,223,582
                                                          -----------   -----------    -----------    -----------

Gross profit...........................................     1,744,849       693,151      3,069,196      1,132,660
                                                          -----------   -----------    -----------    -----------
Operating expenses:
    Research and development...........................       975,808     1,178,578      1,797,040      2,036,544
    Sales and marketing................................     2,634,913     1,065,758      4,307,092      1,750,291
    General and administrative.........................       911,698       415,075      1,625,205        729,398
    Deferred stock compensation
      (Note 5).........................................       243,240       192,590        486,480        385,180
                                                          -----------   -----------    -----------    -----------
         Total operating expenses......................     4,765,659     2,852,001      8,215,817      4,901,413
                                                          -----------   -----------    -----------    -----------
Loss from operations...................................    (3,020,810)   (2,158,850)    (5,146,621)    (3,768,753)
Interest and other income, net.........................       545,994       105,848      1,018,422        198,902
                                                          -----------   -----------    -----------    -----------
Net loss...............................................   $(2,474,816)  $(2,053,002)   $(4,128,199)   $(3,569,851)
                                                          ===========   ===========    ===========    ===========
    Basic and diluted net loss
      per share........................................   $     (0.18)  $     (1.77)   $     (0.32)   $     (3.46)
                                                          ===========   ===========    ===========    ===========
    Shares used in computing basic
      and diluted net loss per share...................    13,430,353     1,160,856     13,086,614      1,030,667
                                                          ===========   ===========    ===========    ===========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                         ALTIGEN COMMUNICATIONS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                            Six Months Ended
                                                                                                 March 31,
                                                                                        ---------------------------
                                                                                             2000           1999
                                                                                        ===========================
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss........................................................................     $ (4,128,199)   $(3,569,851)
   Adjustments to reconcile net loss to net cash used
      in operating activities:
      Depreciation.................................................................          230,515        152,046
      Gain on sale of assets.......................................................               --        (16,350)
      Amortization of deferred stock compensation..................................          486,480        385,180
      Provision for accounts receivable allowance..................................          144,480        129,780
      Provision for excess and obsolete inventories................................           50,000         60,000
      Increase in notes payable....................................................               --         12,799
      Change in operating assets and liabilities:
        Accounts receivable........................................................         (766,609)      (440,976)
        Inventories................................................................          (29,708)      (472,803)
        Prepaid expenses and other current assets..................................         (270,602)      (203,323)
        Accounts payable...........................................................         (822,475)       (59,570)
        Accrued liabilities........................................................          688,119        255,333
        Deferred revenue...........................................................          (49,496)       359,797
                                                                                        ------------    -----------
          Net cash used in operating activities....................................       (4,467,495)    (3,407,938)
                                                                                        ------------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of short-term investments.............................................      (25,118,641)    (4,514,183)
   Purchases of long-term investments..............................................       (1,519,421)            --
   Proceeds from sale of short term investments....................................        3,600,000      5,567,243
   Proceeds from sale of property and equipment....................................               --         33,000
   Purchases of property and equipment.............................................         (323,836)      (473,766)
                                                                                        ------------    -----------
          Net cash (used in) provided by investing
              activities...........................................................      (23,361,898)       612,294
                                                                                        ------------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from initial public offering of common stock, net......................       34,713,805             --
   Proceeds from exercise of stock options.........................................           17,968         35,505
                                                                                        ------------    -----------
          Net cash provided by financing activities................................       34,731,773         35,505
                                                                                        ------------    -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS...............................        6,902,380     (2,760,139)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD.....................................        5,934,070      7,003,569
                                                                                        ------------    -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD...........................................     $ 12,836,450    $ 4,243,430
                                                                                        ============    ===========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Information for the three months and six months ended March 31, 2000 and 1999 is unaudited)

Note 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

AltiGen Communications, Inc. ("AltiGen" or the "Company") designs, manufactures and markets integrated, multi-function telecommunications systems that allow businesses to use data networks, such as the Internet, and the traditional telephone network interchangeably and seamlessly to carry voice and data communications.

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

The condensed consolidated balance sheet as of March 31, 2000 has been derived from the unaudited condensed consolidated financial statements as of that date.

These financial statements should be read in conjunction with our audited consolidated financial statements for the year ended September 30, 1999, included in the Company's 1999 Annual Report on Form 10-K. Our results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

INVENTORIES

Inventories (which include costs associated with components assembled by third-party assembly manufacturers, as well as internal labor and overhead) are stated at the lower of cost (first-in, first-out) or market. Provisions, when required, are made to reduce excess and obsolete inventories to their estimated net realizable values. The components of inventories include:


                                    March 31,     September 30,
                                      2000           1999
                                   -----------    ------------
Raw materials....................  $1,273,993     $1,078,577
Work-in-progress.................     341,022        451,453
Finished goods...................     565,489        670,766
                                   ----------     ----------
                                   $2,180,504     $2,200,796
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

Software components are generally not sold separately from the Company's hardware components. Accordingly, the Company allocates revenues between the hardware and software components of its products based on management's best estimate of their relative fair market values. The Company then accounts for the recognition of software revenues in accordance with Statement of Position
(SOP) 97-2, "Software Revenue Recognition". Software revenues consist of license revenues that are recognized upon the delivery of application products. The Company provides limited post-contract customer support (PCS), consisting primarily of technical support and "bug" fixes. In accordance with SOP 97-2, revenue earned on software arrangements involving multiple elements is allocated to each element based upon the relative fair values of the elements. Although the Company provides PCS, the revenue allocated to this element is recognized together with the initial licensing fee on delivery of the software because: (1) the PCS fee is included with the initial licensing fee; (2) the PCS included with the initial license fee is for one year or less; (3) the estimated cost of providing PCS during the arrangement is insignificant; and (4) unspecified upgrades/enhancements offered for minimal or no cost during PCS arrangements historically have been and are expected to continue to be minimal and infrequent. All estimated costs of providing the services, including upgrades/enhancements are accrued for at the time of delivery.

In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 and related interpretations summarize the SEC's view in applying generally accepted accounting principles to selected revenue recognition issues. We are required to apply the guidance in SAB No. 101 to our financial statements no later than our first quarter of fiscal 2001 (beginning October 1, 2000). We currently are reviewing the impact of SAB No. 101 on our revenue recognition policy and the related impact on our consolidated financial statements. At this time, we do not believe SAB No. 101 will have a material impact on our financial position or results of operations.

BASIC NET LOSS PER SHARE

Basic net loss per share has been calculated under SFAS No. 128, "Earnings Per Share." SFAS No. 128 requires companies to compute earnings per share under two methods (basic and diluted). Basic net loss per share is calculated by dividing net loss by the weighted-average shares of common stock outstanding during the period. The basic net loss per share calculation has been appropriately weighted to reflect the shares of common stock issued and preferred stock that was converted to common stock upon the Company's initial public offering in October 1999 (see Note 2). No diluted loss per share information has been presented in the accompanying condensed consolidated statements of operations since potential common shares from the conversion of preferred stock, stock options and warrants are antidilutive. The Company evaluated the requirements of the Securities and Exchange Commission Staff Accounting Bulletin No. 98 ("SAB No. 98"), and concluded that there are no nominal issuances of common stock or potential common stock which would be required to be shown as outstanding for all periods presented herein.

COMPREHENSIVE INCOME

For the periods presented within this 10-Q, the Company does not have any other comprehensive income. Accordingly, comprehensive loss is the same as net loss for all periods presented.

SEGMENT REPORTING

The Company is organized and operates as one operating segment. The Company operates primarily in one geographic area, the United States. Net revenue by geographic region based on customer location for the three month and six month periods ended March 31, 2000 and 1999 were as follows:

                                                                  Three Months Ended              Six Months Ended
                                                                        March 31,                      March 31,
                                                            --------------   -------------   --------------   -----------
                                                                 2000           1999              2000           1999
                                                            ==============   =============   ==============   ===========
Net Revenue
     United States ...............................                      94%             93%            95%             92%
     International ...............................                       6%              7%             5%              8%
                                                              ------------     -----------    -----------     -----------
                                                                       100%            100%           100%            100%
                                                              ============     ===========    ===========     ===========

Net revenue by certain customers individually accounted for more than 10% of revenue for the three month and six month periods ended March 31, 2000 and 1999 were as follows:

                                                          Three Months Ended    Six Months Ended
                                                              March 31,            March 31,
                                                         --------   --------   -------   -------
                                                          2000       1999       2000      1999
                                                         =======    =======    ======    ======

   Customer A                                              21%        24%        25%       27%
   Customer B                                              16%        23%        16%       21%
   Customer C                                              14%        --         15%       --
   Customer D                                              14%        --         --        --
   Customer E                                              11%        --         --        --
   Others                                                  23%        53%        43%       53%
                                                         -------    -------    ------    ------
                                                          100%       100%       100%      100%
                                                         =======    =======    ======    ======

Nearly all long-lived assets are located in the United States for all periods presented.



ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires companies to record derivative financial instruments on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedging accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," which amends SFAS No. 133 to be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 (or October 1, 2000 for AltiGen). Management does not believe this statement will have a material impact on the financial position or results of operations as the Company does not currently hold any derivative instruments and does not engage in hedging activities.

Note 2. INITIAL PUBLIC OFFERING

On October 4, 1999, the Company completed the initial public offering (the "Offering") of its Common Stock, $.001 par value. In connection with the Offering, 3,737,500 shares of Common Stock were sold at a price of $10.00 per
share.   All of the Company's outstanding convertible preferred stock were converted on a one-to-one basis to common stock.

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

Note 3. COMMITMENTS AND CONTINGENCIES

The Company is engaged in litigation with NetPhone, Inc. (NetPhone), a competitor, related to alleged infringement by the Company of a NetPhone patent. The Company has responded to NetPhone's complaint in the U.S. District Court requesting a declaration that the Company has not infringed any valid claim of NetPhone's patent. NetPhone, in turn, has filed a motion against the Company, seeking to enjoin the Company from making, importing, using, selling or offering to sell its Quantum Board, a product which accounted for approximately 78% of the Company's revenues for fiscal year 1999 and 74% of the Company's revenues for the six-month period ended March 31, 2000. The Company has responded by filing an opposition to NetPhone's motion. The Court denied NetPhone's Motion for Preliminary Injunction on February 11, 2000. On March 8, 2000, Sonoma Systems acquired the technology and patents of NetPhone, Inc. AltiGen's patent prosecution counsel does not believe that the ultimate outcome of this matter will have a material impact on the Company's financial condition or results of its operations. However, litigation of this nature is subject to inherent uncertainties and therefore, there is no assurance that the Company will prevail in the litigation or that an adverse outcome will not adversely affect the Company's business or financial condition.

Note 4. RECENT ACCOUNTING PRONOUNCEMENTS

In March 2000, the FASB issued Financial Accounting Standards Board Interpretation No. 44 (Interpretation No. 44), "Accounting for Certain Transactions involving Stock Compensation- an interpretation of APB No. 25." Interpretation No. 44 is effective July 1, 2000. Interpretation No. 44 clarifies the application of APB Opinion No. 25 for certain issues, specifically, (a) the definition of an employee, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. Management does not anticipate that the adoption of Interpretation No. 44 will have a material impact on the financial position or the results of operations.

Note 5.  DEFERRED STOCK COMPENSATION

The amortization of deferred stock compensation relates to the following items in the accompanying condensed consolidated statements of operations:

                                                          Three Months Ended     Six Months Ended
                                                              March 31,             March 31,
                                                         --------   --------   --------   --------
                                                           2000       1999       2000       1999
                                                         ========   ========   ========   ========


     Research and development .........................   $105,806   $ 87,110   $211,612   $174,220
     Sales and marketing ..............................     88,190     66,246    176,380    132,492
     General and administrative .......................     49,244     39,234     98,488     78,468
                                                          --------   --------   --------   --------
         Total                                            $243,240   $192,590   $486,480   $385,180
                                                          ========   ========   ========   ========

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

OVERVIEW

We are a leading provider of integrated, multi-function telecommunications systems. We were incorporated in May 1994 and began operations in July 1994. From inception through July 1996, we were a development-stage company and had no revenues. During this period, our operating activities consisted primarily of developing our initial product, recruiting personnel, raising capital and building our corporate infrastructure. We first recognized revenues from product sales of our Quantum board and AltiWare software in July 1996. We generated net revenues of $3.2 million and $5.7 million for the second quarter and first six months of fiscal 2000, respectively, compared to net revenues of $1.4 million and $2.4 million for the second quarter and first six months of fiscal 1999, respectively. As of March 31, 2000, we had an accumulated deficit of $20.8 million.

We derive our revenues from sales of our AltiServ system, which includes Quantum boards, Triton boards and AltiWare software. Software sales currently comprise about 10% of our net revenues. We generally do not sell software separately from our hardware products. We believe software sales will comprise a greater portion of our net revenues in the future. Product revenues consist of sales to end users (including dealers) and to distributors. Revenues from product sales to end users are recognized upon shipment. We defer recognition of sales to distributors until they resell our products to their customers. Under our distribution contracts, a distributor has the right in certain circumstances to return products the distributor determines are overstocked, so long as they provide an offsetting purchase order for products in an amount equal to or greater than the dollar value of the returned products. In addition, we afford distributors protection from subsequent price reductions.

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

Results of Operations

The following table sets forth condensed consolidated statements of operations data for the periods indicated as a percentage of net revenues.

                                                        Three Months Ended    Six  Months Ended
                                                            March 31,             March 31,
                                                        ------------------   ------------------
                                                        2000       1999       2000       1999
                                                       ==================    =================
                                                           (unaudited)          (unaudited)
Revenues, net .......................................      100.0%     100.0%    100.0%     100.0%

Cost of revenues ....................................       45.0       51.8      45.7       51.9
                                                         -------    -------    ------    -------
Gross profit ........................................       55.0       48.2      54.3       48.1

Operating expenses :
     Research and development .......................       30.8       81.9      31.8       86.4
     Sales and marketing ............................       83.0       74.1      76.2       74.3
     General and administrative .....................       28.8       28.8      28.7       31.0
     Deferred stock compensation ....................        7.7       13.4       8.6       16.3
                                                         -------    -------    ------    -------
        Total operating expenses ....................      150.3      198.2     145.3      208.0
                                                         -------    -------    ------    -------
Loss from operations ................................      (95.3)    (150.0)    (91.0)    (159.9)
Interest and other income, net ......................       17.2        7.4      18.0        8.4
                                                         -------    -------    ------    -------
Net loss.............................................      (78.1)%   (142.6)%   (73.0)%   (151.5%
                                                         =======    =======    ======    =======

Revenues, net. Revenues consist of sales to end users (including dealers) and to distributors. Net revenues were $3.2 million and $5.7 million for the second quarter and first six months of fiscal 2000, respectively, an increase of 120.2% and 140.0% from net revenues of $1.4 million and $2.4 million for the second quarter and first six months of fiscal 1999, respectively. This increase in revenue was primarily due to two factors: a) increased customer acceptance of our product features and functionality and b) the strengthening of our dealer network and distribution partners. Sales through our main distributors, AltiSys, Avnet/Hallmark, Ingram Micro, Synnex, and Tech Data accounted for approximately 14.5%, 11.0%, 16.1%, 14.2% and 20.8%, respectively, of our revenues for the second quarter of fiscal 2000 compared to 0.0%, 0.0% 22.8%, 0.0%, and 24.5% respectively, of our revenues for the same quarter of fiscal 1999. Additionally, net revenues increased due to increasing demand of Triton boards, which consist of T1 and Voice over IP features.

Cost of revenues. Cost of revenues were $1.4 million and $2.6 million for the second quarter and first six months of fiscal 2000, respectively, an increase of $679,000 and $1.4 million from cost of revenues of $746,000 and $1.2 million for the first six months of fiscal 1999, respectively. The increase was primarily due to the related increase in revenue. Cost of revenues consists primarily of component and material costs, direct labor cost, provisions for excess and obsolete inventory, warranty costs and overhead related to manufacturing our products. Cost of revenues as a percentage of net revenues decreased from 51.8% and 51.9% for the second quarter and the first six months of fiscal 1999 respectively, to 45.0% and 45.7% for the second quarter and first six months of fiscal 2000, respectively. This decrease was primarily due to an increase in lower cost software sales as a percentage of total products sold; 10% in the second quarter and the first six months of fiscal 2000 compared to 8% for the same periods of fiscal 1999. In addition, increased production resulted in lower component and overhead costs.

Gross profit. Gross profit increased to $1.7 million and $3.1 million for the second quarter and the first six months of fiscal 2000, respectively from $693,000 and $1.1 million for the same period of fiscal 1999. As a percentage of revenue, gross profit increased from 48.2% and 48.1% for the second quarter and the first six months of fiscal 1999, respectively, to 55.0% and 54.3% for the same period of fiscal 2000, respectively. The increase in gross profit as a percentage of net revenues was due to lower component and overhead costs due to an increase in production. Increases in software sales and operational efficiencies also accounted for the increase. Although gross profit as a percentage of net revenues has increased each period, there can be no assurance that this trend will continue in the future.

Research and development expenses. Research and development expenses decreased from $1.2 million and $2.0 million for the second quarter and the first six months of fiscal 1999 to $976,000 and $1.8 million for the same periods of fiscal 2000, respectively. Research and development expenses consist principally of salaries and related personnel expenses, consultant fees and prototype expenses related to the design, development and testing of our products. We expense our research and development costs as incurred. The decrease was primarily due to the transfer of certain research and development effort to product support in fiscal 2000. Research and development expenses are expected to be maintained at the same level as the previous quarter in the short term. Research and development expenses may increase in the long term, while we continue to develop new products and new features for existing products.

Sales and marketing expenses. Sales and marketing expenses increased to $2.6 million and $4.3 million for the second quarter and the first six months of fiscal 2000, respectively, from $1.1 million and $1.8 million for the same periods of fiscal 1999, respectively. Sales and marketing expenses consist of compensation, commissions and related costs for personnel engaged in sales and marketing functions, trade show expenses, selling and promotional programs, marketing programs and related expenses. This increase was primarily due to the significant increase in spending on trade show and advertising activities for building brand recognition and lead generation. The sales and marketing departments combined consists of forty employees. The sales and marketing departments hired eight additional employees since September 30, 1999, which increased compensation and commissions related expenses. Additional increase in expenses are attributed to training cost related to educating new qualified authorized dealers. In the near term, sales and marketing expenses are expected to be maintained at the same level as in the previous quarter. Long term, it may be necessary to increase sales and marketing expenses while we continue to pursue new channels and markets and to promote customer and end user awareness of the features and benefits of our products.

General and administrative expenses. General and administrative expenses increased to $912,000 and $1.6 million for the second quarter and the first six months of fiscal 2000, respectively, from $415,000 and $729,000 for the same periods of fiscal 1999, respectively. General and administrative expenses consist primarily of salaries and related expenses for executive, finance and administrative personnel, recruiting expenses, professional fees and other general corporate expenses. The increase was primarily due to legal fees related to the NetPhone litigation (see Part II, Item 1, Legal Proceedings), hiring of additional personnel in our finance and accounting, management information systems and administrative groups, and an increase in related facilities expenses and professional services expenses. In the near term, general and administrative expenses are expected to be maintained at the same level as in the previous quarter. Long term, it may be necessary to increase general and administrative expenses while we continue to build our infrastructure to support the growth of our business.

Deferred stock compensation expense. Deferred stock compensation expense was $243,000 and $486,000 for the second quarter and the first six months of fiscal 2000, respectively, as compared to $193,000 and $385,000 for the same periods of fiscal 1999, respectively. Deferred stock compensation expense reflects the amortization of stock compensation charges resulting from granting certain stock options in prior periods, at exercise prices below the deemed fair value of our common stock on the dates the options were granted. We are amortizing these amounts using the straight-line method over the vesting period of the stock options. We expect to amortize approximately $973,000 of this deferred stock compensation in fiscal year 2000, $973,000 in fiscal year 2001, $809,000 in fiscal year 2002 and $203,000 in fiscal year 2003 and doing so will increase our loss (or reduce any profits that we may have).

Interest and other income, net. Net interest and other income increased to $546,000 and $1.0 million for the second quarter and the first six months of fiscal 2000, respectively, from $106,000 and $199,000 for the same periods of fiscal 1999, respectively. This increase was due to investing the proceeds from our recent initial public offering.

Cash flow

Liquidity and Capital Resources

Since inception, we have financed our operations primarily from the sale of stock. As of March 31, 2000, we had cash and cash equivalents of $12.8 million, which consists of cash deposited in checking and money market accounts and commercial paper with original maturities of less than three months.

Net cash used in our operating activities was $4.5 million for the six months ended March 31, 2000, compared to $3.4 million for the same period ended March 31, 1999. Net cash used in operating activities primarily reflected the impact of the net loss for each of the periods, as well as working capital required to fund our growth in operations.

Net cash used in investing activities was $23.4 million for the six months ended March 31, 2000, compared to $612,000 net cash provided by the proceeds from the sales of short-term investments of for the same period ended March 31, 1999.
The increase in cash used for investing activities was primarily due to the increase in the net cash being invested, from the proceeds of the initial public offering of our common stock, into short-term and long-term investments.

Financing activities provided $34.7 million in cash for the six months ended March 31, 2000, compared to $35,000 for the same period ended March 31, 1999. The increase in net cash provided by financing activities related to the proceeds from the issuance of common stock upon the closing of our initial public offering and the proceeds from the exercise of stock options.

We currently believe that the remaining net proceeds from the Company's initial public offering will provide us with sufficient funds to finance our operations for at least the next 12 months. Our management intends to invest our cash in excess of current operating requirements in short-term, interest-bearing investment-grade securities. Subsequently, we may need to raise additional funds, and additional financing may not be available on favorable terms, if at all. We may also require additional capital to acquire or invest in complementary businesses or products, or obtain the right to use complementary technologies. If we cannot raise funds, if needed, on acceptable terms, we may not be able to develop or enhance our products, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements, which could seriously harm our business, financial condition, and results of operations. If additional funds are raised through the issuance of equity securities, the net tangible book value per share may decrease, the percentage ownership of then current stockholders may be diluted, and such equity securities may have rights, preferences or privileges senior to those of the holders of our common stock.

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

Notwithstanding that the Company did not experience any major problems on the date change, management is monitoring this area and will continue to do so during the reminder of calendar year 2000 to ensure that no major disruptions to business occur related to this matter.

CERTAIN FACTORS AFFECTING BUSINESS, OPERATING RESULTS, AND FINANCIAL CONDITION

Risks Related to AltiGen

We have a history of losses and expect to incur future losses, which may prevent us from becoming profitable

We have experienced operating losses since our inception. As of March 31, 2000, we had an accumulated deficit of $20.8 million. We expect to incur operating losses for the foreseeable future, and these losses may be substantial. Further, we expect our operating cash flows to be negative for the foreseeable future. Because we expect increased expenditures for product development and general and administrative expenses, and substantial increases in sales and marketing expenses, we will need to increase revenues significantly to achieve profitability and positive operating cash flows. Even if we do achieve profitability and positive operating cash flows, we may not be able to sustain or increase profitability or positive operating cash flows on a quarterly or annual basis.

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

Losing either of our two key distributors would harm our business. We also need to establish and maintain relationships with additional distributors and original equipment manufacturers

Sales through our five key distributors, Ingram Micro Inc., Tech Data Corporation, Altisys, Avnet/Hallmark, and Synnex, accounted for 76.0% of our revenues for the second quarter of 2000. Our business and operating results will suffer if any of these key distributors does not continue distributing our products, fails to distribute the volume of our products that it currently distributes or fails to expand our customer base. We also need to establish and maintain relationships with additional distributors and original equipment manufacturers. We may not be able to establish, or successfully manage, relationships with additional distribution partners. In addition, our agreements with distributors typically provide for termination by either party upon written notice to the other party. For example, our agreement with Tech Data provides for termination, with or without cause, by either party upon 30 days' written notice to the other party, or upon insolvency or bankruptcy. Generally, these agreements are non-exclusive and distributors sell products that compete with ours. If we fail to establish or maintain relationships with distributors and original equipment manufacturers, our ability to increase or maintain our sales and our customer base will be substantially harmed.

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

We may face infringement issues that could harm our business by requiring us to license technology on unfavorable terms or temporarily or permanently cease sales of key products

We cannot be certain that our products do not, or will not, infringe patents, trademarks, copyrights or other intellectual property rights held by third parties. Third parties may assert infringement claims against us. From time to time in the ordinary course of business we have been, and we expect to continue to be, subject to claims of alleged infringement of the patents and intellectual property rights of others. For example, we are currently engaged in litigation with NetPhone, Inc. In June 1999, we received a letter from NetPhone alleging that we infringe a patent owned by NetPhone. On June 30, 1999, we filed a request for a declaration from the United States District Court for the Northern District of California that AltiGen does not infringe any valid claim of NetPhone's patent. NetPhone answered AltiGen's complaint on July 13, 1999 and asserted a counterclaim against AltiGen, alleging that AltiGen infringes the NetPhone patent. On August 11, 1999, NetPhone filed a motion to enjoin AltiGen from making, importing, using, offering to sell or selling a device under the name Quantum. On September 7, 1999, we filed our Opposition to NetPhone's motion. A hearing was held on NetPhone's Motion for Preliminary Injunction on December 13, 1999. The Court has denied NetPhone's motion for Preliminary Injunction on February 11, 2000. Sonoma Systems acquired the technology and patents of NetPhone, Inc., and has been added to the lawsuit as a defendant and counterclaimant. The case has been set for trial in April 2001. Any litigation is subject to inherent uncertainties and, therefore, we cannot assure you that we will prevail or that we can avoid an adverse outcome.

This litigation could be costly and time consuming. An adverse outcome could require us to obtain a license from NetPhone or require us to cease sales of what NetPhone calls the "Quantum device" and possibly alter the design of some of our products. For the second quarter of 2000, sales of our Quantum board constituted 74.0% of our revenues. Accordingly, an adverse outcome could materially harm our business. See " Part II, Item 1, Legal Proceedings. "

More generally, litigation related to these types of claims may require us to acquire licenses under third-party patents which may not be available on acceptable terms, if at all. We believe that an increasing portion of our revenues in the future will come from sales of software applications for our hardware products. The software market has traditionally experienced widespread unauthorized reproduction of products in violation of developers' intellectual property rights. This activity is difficult to detect, and legal proceedings to enforce developers' intellectual property rights are often burdensome and involve a high degree of uncertainty and substantial costs.

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

Our planned expansion in international markets will involve new risks that our previous domestic operations have not prepared us to address; our failure to address these risks could harm our business, financial condition and results of operations

For the second quarter of 2000, approximately 5.5% of our net revenues came from customers outside of the United States. We intend to expand our international sales and marketing efforts. Our efforts are subject to a variety of risks associated with conducting business internationally, any of which could seriously harm our business, financial condition and results of operations. These risks include:

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

PART II

Item 1.  Legal Proceedings

Generally, litigation, which could be costly and time consuming, may be necessary to determine the scope and validity of others' proprietary rights, or to enforce any patent issued to us, in either case, in judicial or administrative proceedings. For example, we are currently engaged in litigation with NetPhone, Inc. In June 1999, we received a letter from NetPhone alleging that we infringe a patent owned by NetPhone. On June 30, 1999, we filed a request for a declaration from the United States District Court for the Northern District of California that AltiGen does not infringe any valid claim of NetPhone's patent. NetPhone answered AltiGen's complaint on July 13, 1999 and asserted a counterclaim against AltiGen alleging that AltiGen infringes the NetPhone patent and seeking to preliminarily and permanently enjoin AltiGen from making, importing, using, offering to sell or selling a device under the name Quantum. On August 11, 1999, NetPhone filed a motion for preliminary injunction. On September 7, 1999, we filed our Opposition to NetPhone's motion. A hearing was held on NetPhone's Motion for Preliminary Injunction on December 13, 1999, The Court has denied NetPhone's motion on February 11, 2000. Sonoma Systems acquired the technology and patents of NetPhone, Inc., and has been added to the lawsuit as a defendant and counterclaimant. The Case has been set
for trial in April 2001.   Any litigation is subject to inherent uncertainties
and, therefore, we cannot assure you that we will prevail in this litigation, or that an adverse outcome would not adversely affect our business or financial condition.

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

Item 2. Changes in Securities and Use of Proceeds

For the three month ended March 31, 2000, we issued 45,502 shares of common stock pursuant to the exercise of stock options at exercise prices ranging from $0.12 to $0.87. All of the stock options were granted under our 1994 Stock Option Plan prior to our initial public offering. Our issuance of shares of our common stock upon the exercise of these options was exempt from registrant pursuant to rule 701 promulgated under the Securities Act of 1933, as amended.

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 6. Exhibits and Report on Form 8-K

(a)     Exhibits:

        Exhibits 27.1 - Financial Data Schedule

(b)     Report on Form 8-K

        None

Item 3. and Item 5. not applicable

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Fremont, State of California, on the 12 day of May, 2000.


         ALTIGEN COMMUNICATIONS, INC.

         By:     /s/ Philip M. McDermott
            ----------------------------

                                    Philip M. McDermott,
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)