Form 10-Q
period 2000-06-30
ALTIGEN COMMUNICATIONS INC
filed 2000-08-14
CIK 1003607

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                              _________________

                                   FORM 10-Q

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITY EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000
                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                       Commission File Number  000-27427

                              _________________

                         ALTIGEN COMMUNICATIONS, INC.
            (Exact name of Registrant as specified in its charter)

            DELAWARE                                       94-3204299
--------------------------------------              -------------------------
   (State or other jurisdiction of                      (I.R.S. Employer
   incorporation or organization)                     Identification Number)

        47427 Fremont Boulevard
             Fremont, CA                                       94538
-----------------------------------------           -------------------------
 (address of principal executive offices)                    (zip code)

      Registrant's telephone number, including area code: (510) 252-9712
       Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: Common Stock

      (Title of Class)

                              _________________

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

Yes   X   NO ___
    -----

     AS OF AUGUST 7, 2000, 13,500,765 SHARES OF THE REGISTRANT'S COMMON STOCK WERE OUTSTANDING.

================================================================================

                               Table of Contents


PART I.  FINANCIAL INFORMATION

  Item 1. Unaudited Condensed Consolidated Financial Statements:

          Unaudited Condensed Consolidated Balance Sheets as of June 30, 2000 and September 30, 1999

          Unaudited Condensed Consolidated Statements of Operations for the Three and Nine Months Ended June 30, 2000 and 1999

          Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended June 30, 2000 and 1999

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

  Item 3. Defaults Upon Senior Securities

  Item 4. Submission of Matters to a Vote of Security Holders

  Item 5. Other Information

  Item 6. Exhibits and Reports on Form 8-K

SIGNATURES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                         ALTIGEN COMMUNICATIONS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                                                June 30,      September 30,
                                                                                                  2000            1999
                                                                                              ------------    -------------
                                          ASSETS
                                          ------
Current assets:
     Cash and cash equivalents ............................................................   $ 12,021,513    $  5,934,070
     Short-term investments ...............................................................     20,743,441              --
     Accounts receivable, net of allowances of $403,977 and $226,481, respectively ........      2,539,253       1,684,032
     Inventories ..........................................................................      2,942,089       2,200,796
     Prepaid expenses and other current assets ............................................        783,802       1,953,621
                                                                                              ------------    ------------
                Total current assets ......................................................     39,030,098      11,772,519
                                                                                              ------------    ------------
Property and equipment:
     Furniture and equipment ..............................................................      1,262,290         992,351
     Computer software ....................................................................        615,875         523,875
                                                                                              ------------    ------------
                                                                                                 1,878,165       1,516,226
     Less: Accumulated depreciation and amortization ......................................       (962,768)       (601,903)
                                                                                              ------------    ------------
                Net property and equipment ................................................        915,397         914,323
Long-term investments .....................................................................      1,020,622              --
                                                                                              ------------    ------------
                                                                                              $ 40,966,117    $ 12,686,842
                                                                                              ============    ============
                         LIABILITIES AND STOCKHOLDERS' EQUITY
                         ------------------------------------

Current liabilities:
     Accounts payable .....................................................................   $  1,222,142    $  1,485,672
     Accrued liabilities:
         Payroll and related benefits .....................................................        420,560         252,361
         Warranty .........................................................................        720,810         828,551
         Marketing ........................................................................        283,042         107,135
         Other ............................................................................        360,399          78,548
     Deferred revenue .....................................................................        600,491         593,955
                                                                                              ------------    ------------
                Total current liabilities .................................................      3,607,444       3,346,222
                                                                                              ------------    ------------

Commitments and contingencies (Note 3)
Stockholders' equity
    Convertible preferred stock, $.001 par value; Aggregate liquidation preference of
     $20,990,401 at September 30, 1999; Authorized-10,316,616 shares; Outstanding - none
     at June 30, 2000 and 8,146,156 shares at September 30, 1999 ..........................             --           8,146
   Common stock, $.001 par value; Authorized 23,957,117 shares; Outstanding - 13,494,602
    shares at June 30, 2000 and 1,503,633 shares at September 30, 1999 ....................         13,495           1,503
   Additional paid-in capital .............................................................     62,472,565      29,010,033
   Deferred stock compensation ............................................................     (2,227,920)     (2,957,645)
   Accumulated deficit ....................................................................    (22,899,467)    (16,721,417)
                                                                                              ------------    ------------
                Total stockholders' equity ................................................     37,358,673       9,340,620
                                                                                              ------------    ------------
                                                                                              $ 40,966,117    $ 12,686,842
                                                                                              ============    ============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                          ALTIGEN COMMUNICATIONS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                             Three Months Ended            Nine Months Ended
                                                                  June 30,                      June 30,
                                                          -------------------------    --------------------------
                                                              2000          1999           2000          1999
                                                          -----------   -----------    -----------    -----------
Revenues, net  ........................................   $ 4,047,636   $ 1,907,137    $ 9,702,269      4,263,379
Cost of revenues ......................................     1,815,252       943,105      4,410,629      2,166,687
                                                          -----------   -----------    -----------    -----------

Gross profit ..........................................     2,232,384       964,032      5,291,640      2,096,692
                                                          -----------   -----------    -----------    -----------
Operating expenses:
    Research and development...........................     1,128,055       968,763      2,925,095      3,005,308
    Sales and marketing ...............................     2,684,080     1,076,764      6,991,172      2,827,055
    General and administrative ........................       765,905       466,083      2,381,170      1,195,480
    Deferred stock compensation (Note 5) ..............       243,241       192,590        729,721        577,770
                                                          -----------    ----------    -----------    -----------
         Total operating expenses .....................     4,821,281     2,704,200     13,027,158      7,605,613
                                                          -----------    ----------    -----------    -----------
Loss from operations ..................................    (2,588,897)   (1,740,168)    (7,735,518)    (5,508,921)
Interest and other income, net ........................       539,046        76,026      1,557,468        274,928
                                                          -----------   -----------    -----------    -----------
Net loss  .................... ........................   $(2,049,851)  $(1,664,142)   $(6,178,050)   $(5,233,993)
                                                          ===========   ===========    ===========    ===========
    Basic and diluted net loss per share ..............   $     (0.15)  $     (1.32)   $     (0.47)   $     (4.73)
                                                          ===========   ===========    ===========    ===========
    Shares used in computing basic
       and diluted net loss per share ..................   13,473,597     1,264,159     13,215,137      1,107,331
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

                         ALTIGEN COMMUNICATIONS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                              Nine Months Ended
                                                                                                  June 30,
                                                                                        ------------------------------
                                                                                            2000            1999
                                                                                        ------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss .......................................................................      $ (6,178,050)   $(5,233,993)
   Adjustments to reconcile net loss to net cash used
      in operating activities:
      Depreciation and amortization ...............................................           360,865        250,838
      Amortization of deferred stock compensation .................................           729,721        577,770
      Provision for accounts receivable allowance..................................           173,559        217,000
      Provision for excess and obsolete inventories ...............................           125,000        126,000
      Increase in notes payable ...................................................                --         12,798
      Change in operating assets and liabilities:
        Accounts receivable .......................................................        (1,028,780)      (532,340)
        Inventories  ..............................................................          (866,293)    (1,100,260)
        Prepaid expenses and other current assets .................................          (291,646)      (563,581)
        Accounts payable ..........................................................          (263,530)       349,703
        Accrued liabilities .......................................................           518,216        386,002
        Deferred revenue ..........................................................             6,536        224,089
                                                                                         ------------    -----------
          Net cash used in operating activities ...................................        (6,714,403)    (5,302,324)
                                                                                         ------------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of short-term investments ............................................       (32,593,441)    (4,514,183)
   Purchases of long-term investments .............................................        (1,020,622)            --
   Proceeds from sale of short term investments ...................................        11,850,000      5,567,243
   Proceeds from sale of property and equipment....................................                --         33,000
   Purchases of property and equipment  ...........................................          (361,939)      (643,397)
                                                                                         ------------    -----------
          Net cash (used in) provided by investing
          activities ..............................................................       (22,126,002)       442,663
                                                                                         ------------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from initial public offering of common
     stock, net ...................................................................        34,713,811      5,772,336
   Proceeds from exercise of stock options ........................................           214,038         44,456
                                                                                         ------------    -----------
          Net cash provided by financing activities ...............................        34,927,847      5,816,792
                                                                                         ------------    -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ..............................         6,087,443        957,131
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ....................................         5,934,070      7,003,569
                                                                                         ------------    -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD ..........................................      $ 12,021,513    $ 7,960,700
                                                                                         ============    ===========
NONCASH FINANCING ACTIVITIES:
   Issuance of common stock as payment on notes payable ...........................                --    $   378,485


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

The condensed consolidated balance sheet as of June 30, 2000 has been derived from the unaudited condensed consolidated financial statements as of that date.

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

INVENTORIES

Inventories (which include costs associated with components assembled by third-party assembly manufacturers, as well as internal labor and overhead) are stated at the lower of cost (first-in, first-out) or market. Provisions, when required, are made to reduce excess and obsolete inventories to their estimated net realizable values. The components of inventories include:

                           June 30,    September 30,
                             2000           1999
                          ----------   -------------
     Raw materials.....   $1,692,286     $1,078,577
     Work-in-progress..      740,635        451,453
     Finished goods....      509,168        670,766
                          ----------     ----------
                          $2,942,089     $2,200,796
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

REVENUE RECOGNITION

Revenues consist of sales of hardware, software and peripheral components to end users, including dealers, and to distributors. Revenues from sales to end users are recognized upon shipment. The Company provides for estimated sales returns and allowances and warranty costs related to such sales at the time of shipment. Net revenues consist of product revenues reduced by estimated sales returns and allowances. Sales to distributors are made under terms allowing certain rights of return and protection against subsequent price declines on the Company's products held by the distributors. Upon termination, any unsold products may be returned by the distributor for a full refund. These agreements may be canceled by either party based on a specified notice. As a result of the above provisions, the Company defers recognition of revenues and the proportionate costs of revenues derived from sales to distributors until such distributors resell the Company's products to their customers. The amounts deferred as a result of this policy are reflected as "deferred revenue" in the accompanying unaudited condensed consolidated balance sheets.

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

In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 and related interpretations summarize the SEC's view in applying generally accepted accounting principles to selected revenue recognition issues. We are required to apply the guidance in SAB No. 101 to our financial statements no later than our fourth quarter ending September 30 2001. We currently are reviewing the impact of SAB No. 101 on our revenue recognition policy and the related impact on our consolidated financial statements. At this time, we do not believe SAB No. 101 will have a material impact on our financial position or results of operations.


BASIC NET LOSS PER SHARE

Basic net loss per share has been calculated under SFAS No. 128, "Earnings Per Share." SFAS No. 128 requires companies to compute earnings per share under two methods (basic and diluted). Basic net loss per share is calculated by dividing net loss by the weighted-average shares of common stock outstanding during the period. The basic net loss per share calculation has been appropriately weighted to reflect the shares of common stock issued and preferred stock that was converted to common stock upon the Company's initial public offering in October 1999 (see Note 2). No diluted loss per share information has been presented in the accompanying condensed consolidated statements of operations since potential common shares from the conversion of preferred stock, stock options and warrants are antidilutive. The Company evaluated the requirements of SAB No. 98, "Computation of Earnings Per Share," and concluded that there are no nominal issuances of common stock or potential common stock which would be required to be shown as outstanding for all periods presented herein.

COMPREHENSIVE INCOME

For the periods presented within this Condensed Consolidated Financial Statement, the Company does not have any other comprehensive income. Accordingly, comprehensive loss is the same as net loss for all periods presented.

SEGMENT REPORTING

The Company is organized and operates as one operating segment. The Company operates primarily in one geographic area, the United States. Net revenue by geographic region based on customer location for the three month and nine month periods ended June 30, 2000 and 1999 were as follows:

                                             Three Months Ended              Nine Months Ended
                                                  June 30,                         June 30,
                                          -------------------------   --------------------------
                                             2000           1999          2000           1999
                                          ----------     ----------   -----------    -----------
Net Revenue
     United States .....................       86%           90%            92%           91%
     International .....................       14%           10%             8%            9%
                                             ------        ------         -----         ------
                                              100%          100%           100%          100%
                                             ======        ======         ======        ======

Net revenue from certain customers which individually that accounted for more than 10% of revenue for the three month and nine month periods ended June 30, 2000 and 1999 were as follows:

                             Three Months Ended    Nine Months Ended
                                   June 30,             June 30,
                             ------------------    ------------------
                              2000       1999       2000        1999
                             -------    -------    -------     ------
   Customer A                   17%        22%        22%        25%
   Customer B                   18%        20%        17%        20%
   Customer C                   22%         8%        18%         3%
   Customer D                   15%        --         11%        --
   Others                       28%        50%        32%        52%
                             -------    -------    -------     ------
                               100%       100%       100%       100%
                             =======    =======    =======     ======

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

After deducting underwriting discounts and commissions of $2.6 million, the Company received net proceeds from the Offering of approximately $34.7 million. In addition, after deducting other previously incurred and paid Offering expenses of $1.4 million, the Offering resulted in a net increase to stockholders' equity of $33.3 million. The Company intends to use the proceeds for general corporate purposes as described in the prospectus for the Offering. None of the Company's net proceeds of the Offering were paid directly or indirectly to any director, officer, general partner of the Company or their associates, persons owning 10% or more of any class of equity securities of the Company, or an affiliate of the Company.

Note 3. COMMITMENTS AND CONTINGENCIES

The Company is engaged in litigation with NetPhone, Inc. (NetPhone), a competitor, related to alleged infringement by the Company of a NetPhone patent. The Company has responded to NetPhone's complaint in the U.S. District Court requesting a declaration that the Company has not infringed any valid claim of NetPhone's patent. NetPhone, in turn, has filed a motion against the Company, seeking to enjoin the Company from making, importing, using, selling or offering to sell its Quantum Board, a product which accounted for approximately 80.6% of the Company's revenues for fiscal year 1999 and 73.3% of the Company's revenues for the nine-month period ended June 30, 2000. The Company has responded by filing an opposition to NetPhone's motion. The Court denied NetPhone's motion for preliminary injunction on February 11, 2000. On March 8, 2000, Sonoma Systems acquired the technology and patents of NetPhone, Inc. and has been added to the lawsuit as a defendant and counterclaimant. The case has been set for trial in April 2001. AltiGen's patent prosecution counsel does not believe that the ultimate outcome of this matter will have a material impact on the Company's financial condition or results of its operations. However, litigation of this nature is subject to inherent uncertainties and therefore, there is no assurance that the Company will prevail in the litigation or that an adverse outcome will not adversely affect the Company's business or financial condition.

Note 4. RECENT ACCOUNTING PRONOUNCEMENTS

In March 2000, the FASB issued Interpretation No. 44 (FIN 44), "Accounting for Certain Transactions involving Stock Compensation- an interpretation of APB No. 25." FIN 44 is effective July 1, 2000. FIN 44 clarifies the application of APB No. 25 for certain issues, specifically, (a) the definition of an employee, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan,
(c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. Management does not anticipate that the adoption of FIN 44 will have a material impact on the financial position or the results of operations.

Note 5.  DEFERRED STOCK COMPENSATION

The amortization of deferred stock compensation relates to the following items in the accompanying condensed consolidated statements of operations:

                                                         Three Months Ended     Nine Months Ended
                                                               June 30,              June 30,
                                                         -------------------   -------------------
                                                           2000       1999       2000       1999
                                                         --------   --------   --------   --------
Research and development .............................   $105,806   $ 87,110   $317,418   $261,330
Sales and marketing ..................................     88,191     66,246    264,571    198,738
General and administrative ...........................     49,244     39,234    147,732    117,702
                                                         --------   --------   --------   --------
                                                         $243,241   $192,590   $729,721   $577,770
                                                         ========   ========   ========   ========

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

FORWARD-LOOKING INFORMATION

Certain statements in this Form 10-Q contain "forward-looking" information (as defined in Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended) that involve risks and uncertainties which may cause actual results to differ materially from those predicted in the forward-looking statements. Forward-looking statements can be identified by their use of such verbs as "expects," "anticipates," and "believes" or similar verbs or conjugations of such verbs. If any of our assumptions on which the statements are based prove incorrect or should unanticipated circumstances arise, our actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors, including, but not limited to, the "Certain Factors Affecting Business, Operating Results and Financial Conditions " described herein and the Risk Factors described in our Securities and Exchange Commission filings, including the Registration Statement on Form S-1, as amended (Registration No. 333-79509), effective October 4, 1999.

OVERVIEW

We are a leading provider of integrated, multi-function telecommunications systems. We were incorporated in May 1994 and began operations in July 1994. From inception through July 1996, we were a development-stage company and had no revenues. During this period, our operating activities consisted primarily of developing our initial product, recruiting personnel, raising capital and building our corporate infrastructure. We first recognized revenues from product sales of our Quantum board and AltiWare software in July 1996. We generated net revenues of $4.0 million and $9.7 million for the third quarter and first nine months of fiscal 2000, respectively, compared to net revenues of $1.9 million and $4.3 million for the third quarter and first nine months of fiscal 1999, respectively. As of June 30, 2000, we had an accumulated deficit of $22.9 million.

We derive our revenues from sales of our AltiServ system, which includes Quantum boards, Triton boards and AltiWare software. Software sales currently comprise about 9.5% of our net revenues. We generally do not sell software separately from our hardware products. We believe software sales will comprise a greater portion of our net revenues in the future. Product revenues consist of sales to end users (including dealers) and to distributors. Revenues from product sales to end users are recognized upon shipment. We defer recognition of sales to distributors until they resell our products to their customers. Under our distribution contracts, a distributor has the right in certain circumstances to return products the distributor determines are overstocked, so long as they provide an offsetting purchase order for products in an amount equal to or greater than the dollar value of the returned products. In addition, we provide distributors protection from subsequent price reductions.

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

Results of Operations

The following table sets forth condensed consolidated statements of operations data for the periods indicated as a percentage of net revenues.

                                                        Three Months Ended    Nine  Months Ended
                                                             June 30,              June 30,
                                                       -------------------   -------------------
                                                         2000       1999       2000       1999
                                                       --------   --------   --------   --------
                                                            (unaudited)           (unaudited)
Revenues, net........................................     100.0%     100.0%     100.0%     100.0%
Cost of revenues.....................................      44.8       49.5       45.5       50.8
                                                        -------    -------    -------    -------
Gross profit.........................................      55.2       50.5       54.5       49.2

Operating expenses:
     Research and development........................      27.9       50.8       30.1       70.5
     Sales and marketing.............................      66.3       56.5       72.1       66.3
     General and administrative......................      18.9       24.4       24.5       28.0
     Deferred stock compensation.....................       6.0       10.1        7.5       13.6
                                                        -------    -------    -------    -------
        Total operating expenses.....................     119.1      141.8      134.2      178.4
                                                        -------    -------    -------    -------
Loss from operations.................................     (63.9)    ( 91.3)     (79.7)    (129.2)
Interest and other income, net.......................      13.3        4.0       16.0        6.4
                                                        -------    -------    -------    -------
Net loss.............................................     (50.6)%   ( 87.3)%    (63.7)%   (122.8)%
                                                        =======    =======    =======    =======

Revenues, net. Revenues consist of sales to end users (including dealers) and to distributors. Net revenues were $4.0 million and $9.7 million for the third quarter and first nine months of fiscal 2000, respectively, an increase of 112.2% and 127.6% from net revenues of $1.9 million and $4.3 million for the third quarter and first nine months of fiscal 1999, respectively. This increase in revenue was primarily due to two factors: a) increased customer acceptance of our product features and functionality and b) the strengthening of our dealer network and distribution partners. Sales through our main distributors, AltiSys, Avnet/Hallmark, Ingram Micro, Synnex, and Tech Data accounted for approximately 22.3%, 8.6%, 17.7%, 14.6% and 16.9%, respectively, of our revenues for the third quarter of fiscal 2000 compared to 7.6%, 0.0% 19.8%, 0.0%, and 21.8% respectively, of our revenues for the same quarter of fiscal 1999. Additionally, net revenues increased due to increasing demand of Triton boards, which consist of T1 and voice over IP features.

Cost of revenues. Cost of revenues were $1.8 million and $4.4 million for the third quarter and first nine months of fiscal 2000, respectively, an increase of $872,000 and $2.2 million from cost of revenues of $943,000 and $2.2 million for the third quarter and first nine months of fiscal 1999, respectively. The increase was primarily due to the increase in revenue. Cost of revenues consists primarily of component and material costs, direct labor cost, provisions for excess and obsolete inventory, warranty costs and overhead related to manufacturing our products. Cost of revenues as a percentage of net revenues decreased from 49.5% and 50.8% for the third quarter and the first nine months of fiscal 1999, respectively, to 44.8% and 45.5% for the third quarter and first nine months of fiscal 2000, respectively. The decrease in cost of revenues as a percentage of net revenues was due to operational efficiencies from increases in production.

Gross profit. Gross profit increased to $2.2 million and $5.3 million for the third quarter and the first nine months of fiscal 2000, respectively from $964,000 and $2.1 million for the same periods of fiscal 1999. As a percentage of net revenues, gross profit increased from 50.5% and 49.2% for the third quarter and the first nine months of fiscal 1999, respectively, to 55.2% and 54.5% for the same periods of fiscal 2000, respectively. The increase in gross profit as a percentage of net revenues was due to lower component and overhead costs due to operational efficiencies from increases in production.

Although gross profit as a percentage of net revenues has increased slightly each period, there can be no assurance that this trend will continue in the future.

Research and development expenses. Research and development expenses were $969,000 and $3.0 million for the third quarter and the first nine months of fiscal 1999, respectively, compared to $1.1 million and $2.9 million for the same periods of fiscal 2000, respectively. Research and development expenses consist principally of salaries and related personnel expenses, consultant fees and prototype expenses related to the design, development and testing of our products. We expense our research and development costs as incurred. Research and development expenses are expected to be maintained at the same level as the previous quarter in the short term. Research and development expenses may increase in the long term, while we continue to develop new products and new features for existing products.

Sales and marketing expenses. Sales and marketing expenses increased to $2.7 million and $7.0 million for the third quarter and the first nine months of fiscal 2000, respectively, from $1.1 million and $2.8 million for the same periods of fiscal 1999, respectively. Sales and marketing expenses consist of compensation, commissions and related costs for personnel engaged in sales and marketing functions, trade show expenses, selling and promotional programs, marketing programs and related expenses. This increase was primarily due to the significant increase in spending on trade show and advertising activities for building brand recognition and lead generation. The sales and marketing departments combined consist of thirty eight employees. The sales and marketing departments hired six additional employees since September 30, 1999, which increased compensation and commissions related expenses. Increase in expenses are also attributed to training costs related to educating new qualified authorized dealers. In the near term, sales and marketing expenses are expected to be maintained at the same level as in the previous quarter. Long term, it may be necessary to increase sales and marketing expenses while we continue to pursue new channels and markets and to promote customer and end user awareness of the features and benefits of our products.

General and administrative expenses. General and administrative expenses increased to $766,000 and $2.4 million for the third quarter and the first nine months of fiscal 2000, respectively, from $466,000 and $1.2 million for the same periods of fiscal 1999, respectively. General and administrative expenses consist primarily of salaries and related expenses for executive, finance and administrative personnel, recruiting expenses, professional fees and other general corporate expenses. The increase was primarily due to legal fees related to the NetPhone litigation (see Part II, Item 1, Legal Proceedings), hiring of additional personnel in our finance and accounting, management information systems and administrative groups, and an increase in related facilities expenses and professional services expenses. In the near term, general and administrative expenses are expected to be maintained at the same level as in the previous quarter. Long term, it may be necessary to increase general and administrative expenses while we continue to build our infrastructure to support the growth of our business.

Deferred stock compensation expense. Deferred stock compensation expense was $243,000 and $730,000 for the third quarter and the first nine months of fiscal 2000, respectively, as compared to $193,000 and $578,000 for the same periods of fiscal 1999, respectively. Deferred stock compensation expense reflects the amortization of stock compensation charges resulting from granting certain stock options in prior periods, at exercise prices below the deemed fair value of our common stock on the dates the options were granted. We are amortizing these amounts using the straight-line method over the vesting period of the stock options. We expect to amortize approximately $973,000 of this deferred stock compensation in fiscal year 2000, $973,000 in fiscal year 2001, $809,000 in fiscal year 2002 and $203,000 in fiscal year 2003 and doing so will increase our loss (or reduce any profits that we may have).

Interest and other income, net. Net interest and other income increased to $539,000 and $1.6 million for the third quarter and the first nine months of fiscal 2000, respectively, from $76,000 and $275,000 for the same periods of fiscal 1999, respectively. This increase was due to investing the proceeds from our initial public offering in October 1999.

Cash flow

Liquidity and Capital Resources

Since inception, we have financed our operations primarily from the sale of stock. As of June 30, 2000, we had cash and cash equivalents of $12.0 million, which consists of cash deposited in checking and money market accounts and commercial paper with original maturities of less than three months.

Net cash used in our operating activities was $6.7 million for the nine months ended June 30, 2000, compared to $5.3 million for the same period ended June 30, 1999. Net cash used in operating activities primarily reflected the impact of the net loss for each of the periods, as well as working capital required to fund our growth of operations.

Net cash used in investing activities was $22.1 million for the nine months ended June 30, 2000, compared to $452,000 net cash provided by investing activities for the same period ended June 30, 1999. The increase in cash used for investing activities was primarily due to the increase in the net cash from the proceeds of the initial public offering of our common stock, being invested, into short-term and long-term investments.

Financing activities provided $34.9 million in cash for the nine months ended June 30, 2000, compared to $5.8 million for the same period ended June 30, 1999. The increase in net cash provided by financing activities related to the proceeds from the issuance of common stock upon the closing of our initial public offering and the proceeds from the exercise of stock options.

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

CERTAIN FACTORS AFFECTING BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION

Risks Related to AltiGen

We have a history of losses and expect to incur future losses, which may prevent us from becoming profitable

We have experienced operating losses since our inception. As of June 30, 2000, we had an accumulated deficit of $22.9 million. We expect to incur operating losses for the foreseeable future, and these losses may be substantial. Further, we expect our operating cash flows to be negative for the foreseeable future. Because we expect increased expenditures for product development and general and administrative expenses, and substantial increases in sales and marketing expenses, we will need to increase revenues significantly to achieve profitability and positive operating cash flows. Even if we do achieve profitability and positive operating cash flows, we may not be able to sustain or increase profitability or positive operating cash flows on a quarterly or annual basis.

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

We face competition from companies providing traditional private telephone systems. Our principal competitors that produce traditional private telephone systems are Lucent Technologies and Nortel Networks. We also compete against providers of multifunction telecommunications systems, including Picazo Communications, Inc. and Artisoft, Inc. We potentially face competition from companies such as Shoreline Teleworks, Inc., NBX Corporation (acquired by 3Com Corporation), Selsius Systems (acquired by Cisco Systems, Inc.), as well as any number of future competitors. Many of our competitors are substantially larger than we are and have significantly greater name recognition, financial, sales and marketing, technical, customer support, manufacturing and other resources. These competitors may also have more established distribution channels and stronger relationships with service providers. These competitors may be able to respond more rapidly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sale of their products. These competitors may enter our existing or future markets with solutions that may be less expensive, provide higher performance or additional features or be introduced earlier than our solutions. We also expect that other companies may enter our market with better products and technologies. If any technology that is competing with ours is more reliable, faster, less expensive or has other advantages over our technology, then the demand for our products and services could decrease and harm our business.

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

Losing any of our key distributors would harm our business. We also need to establish and maintain relationships with additional distributors and original equipment manufacturers

Sales through our five key distributors, AltiSys, Avnet/Hallmark, Ingram Micro, Synnex, and Tech Data, accounted for 80.1% of our revenues for the third quarter of 2000. Our business and operating results will suffer if any of these key distributors does not continue distributing our products, fails to distribute the volume of our products that it currently distributes or fails to expand our customer base. We also need to establish and maintain relationships with additional distributors and original equipment manufacturers. We may not be able to establish, or successfully manage, relationships with additional distribution partners. In addition, our agreements with distributors typically provide for termination by either party upon written notice to the other party. For example, our agreement with Tech Data provides for termination, with or without cause, by either party upon 30 days written notice to the other party, or upon insolvency or bankruptcy. Generally, these agreements are non-exclusive and distributors sell products that compete with ours. If we fail to establish or maintain relationships with distributors and original equipment manufacturers, our ability to increase or maintain our sales and our customer base will be substantially harmed.

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

This litigation could be costly and time consuming. An adverse outcome could require us to obtain a license or require us to cease sales of what NetPhone calls the "Quantum device" and possibly alter the design of some of our products. For the third quarter of 2000, sales of our Quantum board constituted 74.9% of our revenues. Accordingly, an adverse outcome could materially harm our business. See "Part II, Item 1, Legal Proceedings."

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

Our planned expansion in international markets will involve new risks that our previous domestic operations have not prepared us to address; our failure to address these risks could harm our business, financial condition and results of operations

For the third quarter of 2000, approximately 13.8% of our net revenues came from customers outside of the United States. We intend to expand our international sales and marketing efforts. Our efforts are subject to a variety of risks associated with conducting business internationally, any of which could seriously harm our business, financial condition and results of operations. These risks include:

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

Item 2. Changes in Securities and Use of Proceeds

For the three months ended June 30, 2000, we issued 30,658 shares of common stock pursuant to the exercise of stock options at exercise prices ranging from $0.12 to $4.34. All of the stock options were granted under our 1994 Stock Option Plan prior to our initial public offering. Our issuance of shares of our common stock upon the exercise of these options was exempt from registrant pursuant to rule 701 promulgated under the Securities Act of 1933, as amended.

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 6. Exhibits and Report on Form 8-K

(a)  Exhibits:

     Exhibits 27.1 - Financial Data Schedule

(b)  Report on Form 8-K

     None


Item 3. and Item 5. not applicable

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Fremont, State of California, on the 7 day of August, 2000.


                    ALTIGEN COMMUNICATIONS, INC.

                     By:/s/ Philip M. McDermott
                        ----------------------------------
                        Philip M. McDermott,
                        Chief Financial Officer
                        (Principal Financial and Accounting Officer)