Form 10-K405
period 2000-09-30
ALTIGEN COMMUNICATIONS INC
filed 2000-12-22
CIK 1003607

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                    FORM 10-K


(Mark One)
 [X] Report pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended: September 30, 2000

                                      OR

 [_] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______________ to
         ______________

                       Commission File Number 000-27427

                            ----------------------

                         ALTIGEN COMMUNICATIONS, INC.
            (Exact name of Registrant as specified in its charter)

                  DELAWARE                            94-3204299
---------------------------------------    -------------------------------------
      (State or other jurisdiction of                 (I.R.S. Employer
       incorporation or organization)              Identification Number)

          47427 Fremont Boulevard
                Fremont, CA                              94538
---------------------------------------   --------------------------------------
  (address of principal executive offices)             (zip code)

      Registrant's telephone number, including area code: (510) 252-9712
       Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: Common Stock
                               (Title of Class)

                            -----------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes [X] No[_]

     Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $14,783,303 as of December 20, 2000 based on the closing price of the Common Stock as reported on The Nasdaq Stock Market for that date. There were 13,515,545 shares of the Registrant's Common Stock issued and outstanding on December 20, 2000

                       DOCUMENT INCORPORATED BY REFERENCE

     Certain sections of AltiGen Communications, Inc.'s definitive Proxy Statement for the 2001 Annual Meeting of Shareholders to be held of February 9, 2001 are incorporated by reference in Part III of this Form 10 K to the extent stated herein.

================================================================================

                               TABLE OF CONTENTS

                                                                                                                           Page
                                                                                                                         --------
PART I..............................................................................................................       3

         Item 1.      Business......................................................................................       3
         Item 2.      Properties....................................................................................      12
         Item 3.      Legal Proceedings.............................................................................      12
         Item 4.      Submission of Matters to a Vote of Security Holders...........................................      12

PART II.............................................................................................................      13

         Item 5.      Market for Registrant's Common Equity and Related Stockholder Matters.........................      13
         Item 6.      Selected Financial Data.......................................................................      14
         Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations.........      15
         Item 7(a).   Quantitative and Qualitative Disclosures About Market Risk....................................      27
         Item 8.      Financial Statements and Supplementary Data...................................................      27
         Item 9.      Changes In and Disagreements With Accountants on Accounting and Financial Disclosure..........      27

PART III............................................................................................................      28

         Item 10.     Directors and Executive Officers of the Registrant............................................      28
         Item 11.     Executive Compensation........................................................................      28
         Item 12.     Security Ownership of Certain Beneficial Owners and Management................................      28
         Item 13.     Certain Relationships and Related Transactions................................................      28

PART IV.............................................................................................................      29

         Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K...............................      29
SIGNATURES..........................................................................................................      31

                                    PART I.


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

     Evolution Begins in Small to Medium Sized Businesses

     Small to medium sized businesses of up to 150 employees are likely to be the first to use converged voice and data networks because, unlike large organizations, they may not be heavily invested in outdated systems that continue to be used because the costs of replacing them outweigh their shortcomings, and can more quickly take advantage of new technological trends. Most of these businesses today use a traditional private telephone network as the backbone of their connection to the voice network, and maintain a separate data network.

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

     Most existing telecommunications systems do not address the needs of businesses that wish to transmit voice communications over both the traditional telephone network and data networks. For example, businesses may wish to route internal calls over their existing voice network and route calls between offices over data networks, such as the Internet, all using the same telecommunications system. We believe a significant opportunity exists to provide small to medium sized businesses with an integrated solution that delivers the benefits of integrated, multifunction telecommunications systems using the Internet as well as the traditional telephone network.

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

     . Ease of Installation, Use and Maintenance. The configuration of the AltiServ system and its use of industry-standard hardware and software platforms allow for easy installation and system maintenance. AltiServ enables system administrators to manage the voice, voice messaging, e-mail and Internet features of our products through a single consistent user interface.

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

     PRODUCTS AND CORE TECHNOLOGIES

     We design and develop hardware (circuit boards) and related software for integration by our distributors and dealers into general purpose computer platforms for use by small to medium sized business. AltiGen's AltiServ system is a complete communications system capable of coordinating different types of communications, including e-mail and voice mail. The AltiServ system answers incoming phone calls, transfers calls to individual extensions or to groups of company representatives and tracks the call activity for future performance improvements. An auto attendant feature allows incoming callers the opportunity to select choices in the kind of service they need or to answer calls when no attendants are available. Our software is designed for easy installation and maintenance.

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

     The main features of our products are as follows:

Product                            Description
-------                            -----------

Software
--------

AltiWare IP           Enables people to place and receive telephone calls
                      over data networks supporting the same communication format as the Internet.

AltiView A personal computer program that allows users to receive and place calls, listen to voice mail messages and identify the phone number of the caller.

AltiWare OE           A graphical user interface program that provides telephone services to users through their computers.

AltiWare CE           Provides the same services as AltiWare OE but does not
                      support some desktop program messaging capabilities offered by AltiWare OE.

Hardware
--------

Triton IP             A circuit board that allows calls to be carried over
                      public and private data networks that support the Internet
                      Protocol.

Triton T1/ PRI        A circuit board that allows calls to be carried over
                      digital telecommunications lines.

Quantum A circuit board that allows calls to be carried over traditional analog telephone lines.

     Hardware and Firmware

     AltiGen developed a single base circuit board with powerful digital signal processing technology. Digital signal processing is a computer built on to the circuit board which can run special, high-speed software programs, called firmware. The firmware can receive, send and modify digital information for communications with network services. AltiGen's basic Triton DSP board can be used to create different circuit boards to meet many communication requirements by simply adding a few hardware and/or software components to the basic board. For example, AltiGen's Triton DSP series circuit board becomes a T1 or ISDN communication circuit board or a circuit board supporting the same communication format as the Internet with simple changes in on-board software and, in some cases, new circuits.

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

     The layered architecture of AltiServ provides important benefits:

     .    A shorter time is required to develop new features;

     .    Development times are more predictable, thus saving money ;

     .    New hardware and software features can be added easily and rapidly;
          and

     . Changing one component in the system does not mean that other components have to be changed.

     MARKETING, SALES AND CUSTOMER SUPPORT

     Marketing

     Our marketing efforts currently focus on increasing demand for our products in North America, South East Asia, Europe and Latin America. We work to increase market awareness of our technology and demand for our products in the small to medium sized business market through cooperative marketing, print, radio and Web advertising and direct mail campaigns. We have a customer referral program through which our AltiServ customers can refer potential buyers to us through our Web site.

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

     We have recently formed marketing alliances with Compaq. Specifically, we have signed a Compaq Solutions Alliance Agreement, under which Compaq will market and bundle our products to its channel members and to customers. To date we have not recognized any significant revenue as a result of these alliances.

     Sales

     We currently have sales and support staff in: New York, New York; Chicago, Illinois; Denver, Colorado; Dallas, Texas; Los Angeles, California and Fremont, California. Our network of distributors and 356 dealers sell our systems to end users. Our sales force answers incoming calls from end users and refers new leads to a qualified dealer near each end user's location.

     Customers

     Our customers are primarily distributors and dealers who sell and resell our products to end users. We have distribution agreements with AltiSys, Avnet, Ingram Micro, Synnex, Tech Data Corporation and Terra Consortium in the United States and Kanematsu Semiconductor Corporation and Nitsuko Corporation abroad. Sales through Tech Data, AltiSys, Ingram Micro and Synnex accounted for approximately 21%, 19%, 16% and 12% respectively, of our revenues in fiscal year 2000, and approximately 27%, 7%, 19%, and 0% respectively, of our revenues in fiscal 1999. We also have 356 authorized dealers, who sell our products directly to end users. We continually seek to identify and authorize new dealers. We review our dealers quarterly and de-authorize those who do not meet our standards.

     Customer Support

     We believe that consistent, high-quality service and support are key factors in attracting and retaining customers. Our customer support groups, located in California, New York and Texas, coordinates service and technical support of our products and provides service 24 hours a day, seven days a week. These personnel assist our distributors and dealers in resolving installation and support issues that arise from their sales to end users and also provides limited support to end users to supplement their dealer support. Customers can also access technical information and receive technical support through our Web site.

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

     We currently conduct the majority of our product development in-house. We also use a small number of independent contractors to assist with certain product development and testing activities. We intend to continue working with our strategic partners to enhance our products. As of September 30, 2000, we employed 36 individuals in engineering, research and development and support.

     During fiscal 2000, 1999 and 1998, our research and development expense was approximately $4,334,000, $3,658,000 and $1,927,000, respectively.

     COMPETITION

     The markets for our products are intensely competitive, continually evolving and subject to changing technologies. We currently compete with companies providing traditional telephone systems, principally Lucent Technologies and Nortel Networks. We also compete against companies providing multifunction telecommunications systems, including, Praxon, Inc. and Artisoft, Inc. We face potential competition from companies such as Shoreline Teleworks, Inc., NBX Corporation, acquired by 3Com Corporation, Selsius Systems, acquired by Cisco Systems, Inc., as well as any number of future competitors. Many of our competitors are substantially larger than we are and have significantly greater name recognition, financial, sales and marketing, technical, customer support, manufacturing and other resources. These competitors may also have more established distribution channels and stronger relationships with local, long distance and Internet service providers. These competitors may be able to respond more rapidly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sale of their products. These competitors may enter our existing or future markets with solutions that may be less expensive, that may provide higher performance or additional features or that may be introduced earlier than our solutions.

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

     MANUFACTURING AND ASSEMBLY

     Our manufacturing operations consist of purchasing, receiving, inspecting, testing, packaging and shipping. We depend on three suppliers who provided us with about 58% of our hardware product components during 2000. We put these components into kits and send them to a sub-contractor or external manufacturing facility for assembly. The final hardware assembly, software installation and testing of our products is performed in-house at our 11,000 square-foot manufacturing floor, located at our corporate headquarters in Fremont, California. Our manufacturing and assembly processes enable us to configure our products to adapt to different customer specifications at the final assembly stage. This flexibility is designed to reduce both our assembly cycle time and our need to maintain a large inventory of finished goods. We believe that the efficiency of our assembly process to date is largely due to our product architecture and our commitment to assembly process design.

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

     . Texas Instruments' digital signal processor ("DSP") chip is included in our Triton family of boards. The DSP chip is designed to perform the mathematics, data compression and other tasks that are needed to manipulate voice communications that are routed through our products. The DSP chip is also used in our Integrated Services Digital Network Basic Rate Interface board. This board enables our products to work with communications networks used in Japan. We expect that sales of these boards will represent an increasing percentage of our revenues in the future.

     . Xilinx, Inc.'s chip for our Triton product line board allows our board to work with digital communications lines. We expect that sales of our Triton product line board will represent an increasing percentage of our revenues in the future.

     .  Loss of any key component supplier would adversely impact our business.


      EMPLOYEES

      As of September 30, 2000, we had 108 full-time employees, including 36 in research and development, 46 in marketing, sales and support, 12 in operations, and 14 in finance and administration. Our future success will depend, in part, on our ability to continue to attract, retain and motivate highly qualified technical, marketing, engineering and management personnel, who are in great demand.

EXECUTIVE OFFICERS

     The following sets forth certain information with regard to the executive officers of the Company and their ages as of September 30, 2000:

Name                                         Age     Position
--------------------------------------  ----------  -----------------------------------------------
Gilbert Hu (1)........................       43      President, Chief Executive Officer, Director
Philip M. McDermott...................       54      Chief Financial Officer
Simon Chouldjian......................       47      Vice President of Manufacturing
Tricia Chu............................       46      Vice President of Finance and Administration
Sherman Silverman.....................       60      Vice President of Business Development
Tsyr-Yi (Shirley) Sun.................       40      Vice President of Research and Development

-------------------------
(1) Member of the Compensation Committee

     Gilbert Hu founded AltiGen and has served as our President and Chief Executive Officer and a Director since May 1994. Before founding AltiGen, Mr. Hu was a founder, President and Chief Executive Officer of Centrum Communications, Inc., a networking company acquired by 3Com Corporation in early 1994. Mr. Hu has also served in technical and managerial roles at Vitalink Communication Corporation, an internetworking equipment manufacturer. He received a Bachelor of Science degree in Electrical Engineering from National Chiao-Tung University in Taiwan and a Masters of Science degree in Electrical Engineering from Arizona State University. Mr. Hu is a brother-in- law of director Wen-Huang (Simon) Chang.

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

     Sherman Silverman has served as our Vice President of Business Development since May 2000. From March 1999 to March 2000, Mr. Silverman worked as Senior Vice President of Sales and Marketing at Digital Link. From May 1994 to October 1998, Mr. Silverman served as a Vice President of Sales and Marketing for Store Media, Inc.

     Tsyr-Yi (Shirley) has served as our Vice President of Research and Development since Mr. Lung's resignation on October 1999, and has served as our Director of IP Telephony from April 1998 to October 1999. From February 1994 to March 1998, Ms. Sun worked for 3Com Corporation as an Engineering Manager. From August 1991 to February 1994, Ms. Sun was a founder and an Engineering Manager with Centrum Communications, Inc., a networking company acquired by 3Com Corporation in early 1994. Ms. Sun received a Bachelor of Science degree in Mechanical Engineering from National Central University in Taiwan and a Master of Science degree in computer science from Utah State University.

Item 2. Properties

     Our headquarters for corporate administration, research and development and sales and marketing occupies approximately 35,000 square feet of space in Fremont, California, which we lease at an annual rental of approximately $600,000. We also conduct research and development in a 2,919 square foot facility in Shanghai, China, which we lease at an annual rate of approximately $30,000. We believe that our existing facilities are adequate for our needs through at least the end of year 2003. We believe that any additional space we may need in the future will be available on commercially reasonable terms.

Item 3. Legal Proceedings

     Generally, litigation, which could be costly and time consuming, may be necessary to determine the scope and validity of others' proprietary rights, or to enforce any patent issued to us, in either case, in judicial or administrative proceedings. For example, we are currently engaged in litigation with NetPhone, Inc. On June 30, 1999, we filed a complaint for declaratory judgment against NetPhone, Inc. seeking a judgment that we do not infringe any valid claims of U.S. Patent No. 5,875,234 patent ("the `234 patent") allegedly owned by NetPhone. NetPhone answered our complaint on July 13, 1999 and asserted a counterclaim against us, alleging that we infringe the `234 patent and seeking to preliminarily and permanently enjoin us from making, importing, using, offering to sell or selling what NetPhone refers to as the Quantum Device. On August 11, 1999, AltiGen received NetPhone's motion for preliminary injunction. On February 11, 2000, the district court issued an order denying NetPhone's motion for preliminary injunction, finding that "AltiGen has raised substantial questions as to whether the '234 patent will survive attacks on its validity at trial." NetPhone was subsequently acquired by Sonoma Systems, Inc. ("SSI"), and SSI has been added as a party to the lawsuit. The parties are currently engaging in discovery, and trial has been set for April 23, 2001. We intend to continue to vigorously defend the Company against the allegations made by NetPhone and SSI. Any litigation is subject to inherent uncertainties and, therefore, we cannot assure you that we will prevail in this litigation, or that an adverse outcome would not adversely affect our business or financial condition.

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

                                   PART II.

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

     The effective date of AltiGen's initial public offering was on October 4, 1999. The principal market for Company's common stock is The Nasdaq Stock Market. On September 30, 1999, AltiGen was a privately-held company.

     As of September 30, 2000, the Company had approximately 172 shareholders of record. We have never declared or paid any cash dividends on our capital stock. We currently expect to retain future earnings, if any, to support operations and to finance the growth and development of our business. Therefore, we do not expect to pay cash dividends in the foreseeable future.

     USE OF PROCEEDS FROM SALES OF REGISTERED SECURITIES

     On October 8, 1999, the Company completed an initial public offering (the "Offering") of its Common Stock, $.001 par value. The managing underwriters in the Offering were CIBC World Markets Corp., Dain Rauscher Wessels, a division of Dain Rauscher Incorporated, and FAC/Equities, a division of First Albany Corporation (the "Underwriters"). The shares of Common Stock sold in the Offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (the "Registration Statement") (Reg. No. 333-80037) that was declared effective by the SEC on October 4, 1999. The Offering commenced on October 5, 1999. All 3,737,500 shares of Common Stock registered under the Registration Statement (including 487,500 shares sold pursuant to the exercise of the Underwriters' over-allotment option) were sold at a price of $10.00 per share. The aggregate price of the Offering amount registered was $37.4 million. In connection with the Offering, the Company paid an aggregate of $2.6 million in underwriting discounts and commissions to the Underwriters and $1.5 million of professional and other offering expenses associated with the offering.

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

Item 6. Selected Financial Data

     This section presents selected historical financial data of AltiGen as a Delaware corporation. You should read carefully the consolidated financial statements included in this Form 10-K, including the notes to the consolidated financial statements. The selected data in this section are not intended to replace the Company's consolidated financial statements.

                                                                     Fiscal Year Ended September 30,
                                                 -----------------------------------------------------------------------
                                                    2000          1999             1998           1997           1996
                                                 ----------    ----------       ----------     ----------     ----------
                                                                  (in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues, net.............................       $   12,410     $    6,599      $    3,890     $    1,379     $      229
Cost of revenues..........................            5,747          3,300           2,520          1,040            238
                                                 ----------     ----------      ----------     ----------     ----------
Gross profit (loss).......................            6,663          3,299           1,370            339             (9)
Operating expenses:
Research and development..................            4,334          3,658           1,927          1,498            753
Sales and marketing.......................            9,691          4,319           2,770          1,448            446
General and administrative................            3,092          1,807             675            718            547
Deferred stock compensation...............              466            770             164              -              -
                                                 ----------     ----------      ----------     ----------     ----------
Total operating expenses..................           17,583         10,554           5,536          3,664          1,746
                                                 ----------     -----------     ----------   ------------     ----------
Loss from operations......................          (10,920)        (7,255)         (4,166)        (3,325)        (1,755)
                                                 ----------     ----------      ----------   -------------    ----------
Interest and other income, net............            2,094            360             246            206            124
                                                 ----------     ----------      ----------     ----------     ----------
Net loss..................................       $   (8,826)    $   (6,895)     $   (3,920)    $   (3,119)    $   (1,631)
                                                 ==========     ==========      ==========     ==========     ==========
Basic and diluted net loss per share......       $    (0.66)    $    (5.76)     $    (4.75)    $    (3.91)    $    (2.14)
                                                 ===========    ==========      ==========     ==========     ==========
Shares used in computing basic and diluted
   net loss per share (1).................           13,287          1,197             825            797            762
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term
   investments............................       $   29,223     $    5,934      $    8,057     $    3,093     $    3,152
Working capital...........................           32,738          8,426           8,698          3,535          3,501
Total assets..............................           38,645         12,687          11,102          4,714          3,762
Convertible preferred stock...............                -              8               8              6              5
Accumulated deficit.......................          (25,548)       (16,721)         (9,826)        (5,906)        (2,787)
Total stockholders' equity................           34,492          9,341           9,251          3,787          3,579

     (1) Basic and diluted net loss per share are the same for all periods as the impact of any potentially dilutive securities would be anti-dilutive.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

   We are a leading provider of integrated, multifunction telecommunications systems. We were incorporated in May 1994 and began operations in July 1994. From inception through July 1996, we were a development-stage company and had no revenues. During this period, our operating activities consisted primarily of developing our initial product, recruiting personnel, raising capital and building our corporate infrastructure. We first recognized revenues from product sales of our Quantum board and AltiWare software in July 1996. We generated net revenues of $12.4 million in fiscal year 2000, $6.6 million in fiscal year 1999 and $3.9 million in fiscal year 1998. As of September 30, 2000, we had an accumulated deficit of $25.5 million.

   We derive our revenues from sales of our AltiServ system, which includes Quantum boards, Triton boards and AltiWare software. Software sales currently make up approximately 10% of our net revenues. Product revenues consist of sales to end users (including dealers) and to distributors. Revenues from product sales to end users are recognized upon shipment. We defer recognition of sales to distributors until they resell our products to their customers. Under our distribution contracts, a distributor has the right in certain circumstances to return products it determines are overstocked, so long as it provides an offsetting purchase order for products in an amount equal to or greater than the dollar value of the returned products. In addition, we afford distributors protection from subsequent price reductions.

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

Results of Operations

   The following table sets forth consolidated statements of operations data for the periods indicated as a percentage of net revenues.

                                                                                    Fiscal Year Ended
                                                                                      September 30,
                                                                      2000                1999               1998
                                                                  ------------        ------------       -----------
Consolidated Statements of Operations Data:
Revenues, net.............................................           100.0%               100.0%             100.0%
Cost of revenues..........................................            46.3                 50.0               64.8
                                                                  ------------        ------------       -----------
Gross profit..............................................            53.7                 50.0               35.2
                                                                  ------------        ------------       -----------
Operating expenses:
Research and development..................................            34.9                 55.4               49.6
Sales and marketing.......................................            78.1                 65.4               71.2
General and administrative................................            24.9                 27.4               17.3
Deferred stock compensation...............................             3.8                 11.7                4.2
                                                                  ------------        ------------       -----------

Total operating expenses..................................           141.7                159.9              142.3
                                                                  ------------        ------------       -----------

Loss from operations......................................           (88.0)              (109.9)            (107.1)
Interest and other income, net............................            16.9                  5.4                6.3
                                                                  ------------        ------------       -----------
Net loss..................................................           (71.1%)             (104.5%)           (100.8%)
                                                                  ============        ============       ===========

Fiscal Year Ended September 30, 2000 Compared to Fiscal Year Ended September 30, 1999


   Revenues, net. Revenues consist of sales to end users (including dealers) and to distributors. Net revenues increased from $6.6 million in fiscal year 1999 to $12.4 million in fiscal year 2000, representing an increase of 87.9%. This change was primarily from increased market acceptance of our products through our main distributors. Sales through Tech Data, AltiSys, Ingram Micro, and Synnex and accounted for approximately 21%, 19%, 16%, and 12% respectively, of our revenues in fiscal year 2000, and approximately 27%, 7%, 19% and 0.0% respectively, of our revenues in fiscal 1999.

   Cost of revenues. Cost of revenues in fiscal year 2000 increased to $5.7 million from approximately $3.3 million in fiscal year 1999. Cost of revenues decreased as a percentage of net revenues in fiscal year 2000 compared to fiscal year 1999. This decrease was primarily a result of production efficiencies as well as lower component and overhead costs due to increased production. In addition, the cost of revenues of fiscal year 2000 includes a provision for excess and obsolete inventory of $266,000 related primarily to the impact of design changes to our Quantum product. As a result of higher sales and lower costs, gross profit increased to $6.7 million in fiscal year 2000 from $3.3 million in fiscal year 1999. Although gross profit as a percentage of revenue has increased each fiscal year, there can be no assurance that this trend will continue in the future.

   Research and development expenses. Research and development expenses increased to $4.3 million in fiscal year 2000 from $3.7 million in fiscal year 1999. The increase was primarily due to hiring of additional engineers, and increased resources dedicated to release of new products. Additionally, the Company expanded research and development facilities in China, resulting in increased depreciation and spending on design and simulation of software. We currently intend to increase research and development expenses in absolute dollars in the foreseeable future to allow us to develop new products, features, and expand into new markets in Asia Pacific.

   Sales and marketing expenses. Sales and marketing expenses increased to $9.7 million in fiscal year 2000 from $4.3 million in fiscal year 1999, representing an increase of 125.6%. This increase was primarily due to hiring additional sales and marketing personnel, increasing advertising and promotional activities and increasing training to identify and educate new qualified authorized dealers. In addition we are in the process of reorganizing our sales infrastructure. We intend to complete the restructuring our sales team, increase our marketing campaign in absolute dollars for our new product releases, and continue to pursue new channels and markets and to promote customer and end user awareness of the features and benefits of our products. We expect these increased expenses will increase the amount of our net losses (or reduce the amount of any net profits that we may have).

   General and administrative expenses. General and administrative expenses increased to $3.1 million in fiscal year 2000 from $1.8 million in fiscal year 1999. The increase was primarily due to legal fees related to the NetPhone litigation (see Part I, Item 3, Legal Proceedings), hiring of additional personnel in our finance and accounting, management information systems and administrative functions, and an increase in related facilities expenses and professional services expense. We currently intend to increase general and administrative expenses in absolute dollars, as we add personnel and incur additional costs resulting from the growth of our business. We expect these increased expenses to increase the amount of our net losses (or reduce the amount of any net profits that we may have).

   Deferred stock compensation expense. Deferred stock compensation expense was $466,000 in fiscal year 2000 as compared to $770,000 for fiscal year 1999. The aggregate deferred stock compensation charge was reduced during fiscal year 2000 by approximately $1.2 million due to the cancellation of approximately 493,000 options. Deferred stock compensation expense reflects the amortization of stock compensation charges resulting from granting stock options at exercise prices below the deemed fair value of our common stock on the dates the options were granted. We are amortizing these amounts using the straight-line method over the vesting period of the related stock options. We expect to amortize approximately $681,000 of this deferred stock compensation in fiscal year 2001, $540,000 in fiscal year 2002, and $121,000 in fiscal year 2003 and doing so will increase our loss (or reduce any profits that we may have).

   Interest and other income, net. Net interest and other income increased to $2.1 million in fiscal year 2000 from $360,000 in fiscal year 1999. This increase was due primarily to higher average cash and cash equivalents balances between periods due to funds received from our initial public offering.

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

   Cost of revenues. Cost of revenues in fiscal year 1999 increased to $3.3 million from approximately $2.5 million in fiscal year 1998. Cost of revenues consists primarily of component and material costs, direct labor costs, provisions for excess and obsolete inventory, warranty costs and overhead related to manufacturing our products. Cost of revenues decreased as a percentage of net revenues in fiscal year 1999 compared to fiscal year 1998. This decrease was primarily a result of production efficiencies as well as lower component and overhead costs due to increased production. In addition, the cost of revenues of fiscal year 1998 includes a provision for excess and obsolete inventory of $418,000 related primarily to the impact of design changes to our Quantum product. As a result of higher sales and lower costs, gross profit increased to $3.3 million in fiscal year 1999 from $1.4 million in fiscal year 1998. Although gross profit as a percentage of revenue has increased each fiscal year, there can be no assurance that this trend will continue in the future.

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

   Deferred stock compensation expense. Deferred stock compensation expense was $770,000 in fiscal year 1999 as compared to $164,000 for fiscal year 1998. Deferred stock compensation expense reflects the amortization of stock compensation charges resulting from granting stock options at exercise prices below the deemed fair value of our common stock on the dates the options were granted. We are amortizing these amounts using the straight-line method over the vesting period of the related stock options.

   Interest and other income, net. Net interest and other income increased to $360,000 in fiscal year 1999 from $246,000 in fiscal year 1998. This increase was due primarily to higher average cash and cash equivalents balances between periods.

Liquidity and Capital Resources

   Since inception, we have financed our operations primarily from the sale of equity securities. We have raised an aggregate of $24.7 million, net of offering expenses, through the sale of preferred stock. On October 8, 1999 AltiGen received cash proceeds, net of underwriters' discounts and commissions, and expenses previously paid of $1.5 million totaling approximately $33.3 million upon the closing of its initial public offering. As of September 30, 2000, we had cash and cash equivalents of $15.1 million, which consist of cash deposited in checking and money market accounts with original maturities of less than three months.

   Net cash used in our operating activities was $9.3 million for fiscal year 2000, $5.8 million for fiscal year 1999 and $3.8 million for fiscal year 1998. Net cash used in operating activities primarily reflected the impact of the net loss for each of the periods.

   Net cash used in investing activities was $15.4 million for fiscal year 2000, which was primarily a result of short and long term investments. Cash provided by investing activities for fiscal year 1999 was $335,000 and cash used in investing activities was $388,000 for fiscal year 1998. The relative increase in cash provided by investing activities in fiscal year 1999 as compared to the prior year was primarily a result of redemption of short-term investments. The relative decrease in cash used for investing activities in the fiscal year 1998 as compared to the prior year was primarily due to decreases in net cash being invested in the year.

   Net cash provided by financing activities was $33.9 million for fiscal year 2000. Cash provided by financing activities was $4.4 million for fiscal year 1999 and $9.2 million in fiscal year 1998. The increase in cash provided by financing activities from fiscal year 2000 as compared to the prior period was primarily due to $33.3 million in net proceeds from the initial public offering of 3,737,500 shares of Common Stock on October 9, 1999. The decrease in cash provided by financing activities from fiscal year 1999 as compared to the prior period was primarily due to lower proceeds from the issuance of series D preferred stock as well as $1.5 million of costs related to the initial public offering of our common stock.

   We currently believe that existing cash and cash equivalents balances, will provide us with sufficient funds to finance our operations for at least the next 12 months. Our management intends to invest our cash in excess of current operating requirements in short-term, interest-bearing investment-grade securities. Subsequently, we may need to raise additional funds, and additional financing may not be available on favorable terms, if at all. We may also require additional capital to acquire or invest in complementary businesses or products, or obtain the right to use complementary technologies. If we can not raise funds, if needed, on acceptable terms, we may not be able to develop or enhance our products, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements, which could seriously harm our business, financial condition, and results of operations. If additional funds are raised through the issuance of equity securities, the net tangible book value per share may decrease, the percentage ownership of then current stockholders may be diluted, and such equity securities may have rights, preferences or privileges senior to those of the holders of our common stock.

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

   Notwithstanding that the Company did not experience any major problems on the date change, management has monitored this area and there were no major disruptions to business occurred related to this matter.

CERTAIN FACTORS AFFECTING BUSINESS, OPERATING RESULTS, AND FINANCIAL CONDITION

Risks Related to AltiGen

   We have a history of losses and expect to incur future losses, which may prevent us from becoming profitable.

   We have experienced operating losses since our inception. As of September 30, 2000, we had an accumulated deficit of $25.5 million. We expect to incur operating losses for the foreseeable future, and these losses may be substantial. Further, we expect our operating cash flows to be negative for the foreseeable future. Because we expect increased expenditures for product development and general and administrative expenses, and substantial increases in sales and marketing expenses, we will need to increase revenues significantly to achieve profitability and positive operating cash flows. Even if we do achieve profitability and positive operating cash flows, we may not be able to sustain or increase profitability or positive operating cash flows on a quarterly or annual basis.

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

   We face competition from companies providing traditional private telephone systems. Our principal competitors that produce traditional private telephone systems are Lucent Technologies and Nortel Networks. We also compete against providers of multifunction telecommunications systems, including Picasso Communications, Inc. and Artisoft, Inc. We potentially face competition from companies such as Shoreline Teleworks, Inc., NBX Corporation, acquired by 3Com Corporation, Selsius Systems, acquired by Cisco Systems, Inc., as well as any number of future competitors. Many of our competitors are substantially larger than we are and have significantly greater name recognition, financial, sales and marketing, technical, customer support, manufacturing and other resources. These competitors may also have more established distribution channels and stronger relationships with service providers. These competitors may be able to respond more rapidly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sale of their products. These competitors may enter our existing or future markets with solutions that may be less expensive, provide higher performance or additional features or be introduced earlier than our solutions. We also expect that other companies may enter our market with better products and technologies. If any technology that is competing with ours is more reliable, faster, less expensive or has other advantages over our technology, then the demand for our products and services could decrease and harm our business.

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

   Sales through our two key distributors, Ingram Micro Inc. and Tech Data Corporation, accounted for 37% of our net revenues in the fiscal year ended September 30, 2000. Our business and operating results will suffer if either of these distributors does not continue distributing our products, fails to distribute the volume of our products that it currently distributes or fails to expand our customer base. We also need to establish and maintain relationships with additional distributors and original equipment manufacturers. We may not be able to establish, or successfully manage, relationships with additional distribution partners. In addition, our agreements with distributors typically provide for termination by either party upon written notice to the other party. For example, our agreement with Tech Data provides for termination, with or without cause, by either party upon 30 days' written notice to the other party, or upon insolvency or bankruptcy. Generally, these agreements are non-exclusive and distributors sell products that compete with ours. If we fail to establish or maintain relationships with distributors and original equipment manufacturers, our ability to increase or maintain our sales and our customer base will be substantially harmed.

   We sell our products through dealers and distributors, which limits our ability to control the timing of our sales, and this makes it more difficult to predict our revenues.

   We do not recognize revenue from the sale of our products to our distributors until these products are sold to either dealers or end users. We have little control over the timing of product sales to dealers and end users. Our lack of control over the revenue which we recognize from our distributors' sales to dealers and end users limits our ability to predict revenue for any given period. Our budgets and commitments that we have made for the future are based in part on our expectations of future sales. If our sales do not meet expectations, it will be difficult for us to reduce our expenses quickly, and consequently our operating results may suffer.

   We rely on sole-sourced components and third-party technology and products; if these components are not available, our business may suffer.

   We purchase technology from third parties that is incorporated into our products, including virtually all of our hardware products. We order sole-sourced components using purchase orders and do not have supply contracts for them. One sole-sourced component, a Mitel Corporation chip, is particularly important to our business because it is included in virtually all of our hardware products. If we were unable to purchase an adequate supply of these sole-sourced components on a timely basis, we would be required to develop alternative solutions. This could entail qualifying an alternative source or redesigning our products based on different components. Our inability to obtain these sole-sourced components, especially the Mitel Corporation chip, could significantly delay shipment of our products, which could have a negative effect on our business, financial condition and results of operations. See "Business-- Manufacturing and Assembly."

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

   Generally, litigation, which could be costly and time consuming, may be necessary to determine the scope and validity of others' proprietary rights, or to enforce any patent issued to us, in either case, in judicial or administrative proceedings. For example, we are currently engaged in litigation with NetPhone, Inc. On June 30, 1999, we filed a complaint for declaratory judgment against NetPhone, Inc. seeking a judgment that we do not infringe any valid claims of U.S. Patent No. 5,875,234 patent ("the `234 patent") allegedly owned by NetPhone. NetPhone answered our complaint on July 13, 1999 and asserted a counterclaim against us, alleging that we infringe the `234 patent and seeking to preliminarily and permanently enjoin us from making, importing, using, offering to sell or selling what NetPhone refers to as the Quantum Device. On August 11, 1999, AltiGen received NetPhone's motion for preliminary injunction. On February 11, 2000, the district court issued an order denying NetPhone's motion for preliminary injunction, finding that "AltiGen has raised substantial questions as to whether the '234 patent will survive attacks on its validity at trial." NetPhone was subsequently acquired by Sonoma Systems, Inc. ("SSI"), and SSI has been added as a party to the lawsuit. The parties are currently engaging in discovery, and trial has been set for April 23, 2001. We intend to continue to vigorously defend the Company against the allegations made by NetPhone and SSI. Any litigation is subject to inherent uncertainties and, therefore, we cannot assure you that we will prevail in this litigation, or that an adverse outcome would not adversely affect our business or financial condition.

   This litigation could be costly and time consuming. An adverse outcome could require us to obtain a license from NetPhone or require us to cease sales of what NetPhone calls the "Quantum device" and possibly alter the design of some of our products. For the fiscal year 2000, sales of our Quantum board constituted 82% of our revenues. Accordingly, an adverse outcome could materially harm our business. See "Legal Proceedings."

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

   Although we have filed patent applications, we are not certain that our patent applications will result in the issuance of patents, or that any patents issued will provide commercially significant protection to our technology. In addition, others may independently develop substantially equivalent proprietary information not covered by patents to which we own rights, may obtain access to our know-how or may claim to have issued patents that prevent the sale of one or more of our products. Also, it may be possible for third parties to obtain and use our proprietary information without our authorization. Further, the laws of some countries, such as those in Japan, one of our target markets, may not adequately protect our intellectual property or may be uncertain. Our success also depends on trade secrets that cannot be patented and are difficult to protect. If we fail to protect our proprietary information effectively, or if third parties use our proprietary technology without authorization, our competitive position and business will suffer. A description of our dependence on proprietary technology is discussed in greater detail in "Business-- Intellectual Property."

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

   For the fiscal year ended September 30, 2000, approximately 7.0% of our net revenues came from customers outside of the United States. We intend to expand our international sales and marketing efforts. Our efforts are subject to a variety of risks associated with conducting business internationally, any of which could seriously harm our business, financial condition and results of operations. These risks include:

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

                                   PART III.

Item 10.   Directors and Executive Officers of the Registrant

   Information with respect to directors of AltiGen is incorporated by reference from the information under the caption: "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on February 9, 2001 (the "Proxy Statement"). Information with respect to the executive officers of AltiGen is included in Part I of this Form 10-K under the heading "Executive Officers."

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

                                   PART IV.

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K

   (a) The following documents are filed as a part of this Annual Report on Form 10-K.

1.  FINANCIAL STATEMENTS

                                                                                                                    Page
                                                                                                                    ----
Report of Independent Public Accountants......................................................................       32
Consolidated Balance Sheets as of September 30, 2000 and 1999.................................................       33
Consolidated Statements of Operations for the years ended September 30, 2000, 1999,
   and 1998...................................................................................................       34
Consolidated Statements of Stockholders' Equity for the years ended September 30, 2000, 1999, and 1998........       35
Consolidated Statements of Cash Flows for the years ended September 30, 2000, 1999, and 1998..................       36
Notes to Consolidated Financial Statements....................................................................       37

2.  FINANCIAL STATEMENT SCHEDULES

     The following financial statement schedule is submitted here with:

Schedule II Valuation and Qualifying Accounts.................................................................       48


   (All other schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or notes thereto.)

3.   EXHIBITS

     The following exhibits are included in this Annual Report on Form 10-K (numbered in accordance with Item 601 of Regulation S-K):

   Exhibit
   Number                              Description
------------    ----------------------------------------------------------------
    3.1*+        Certificate of Incorporation.
    3.2*+        Form of Amended and Restated Certificate of Incorporation.
    3.3*         Bylaws.
    3.4*         Form of Amended and Restated Bylaws, to be filed and effective upon completion of this offering.
    4.1          See exhibit 3.1, 3.2, 3.3, and 3.4 for provisions of the
                     Certificate of Incorporation and Bylaws defining the rights of holders of Common Stock.
    4.2*         Specimen Common Stock Certificates.
    4.3*         Third Amended and Restated Rights Agreement dated May 7, 1999 by and among AltiGen Communications, Inc. and the Investors and Founder named therein.
   10.1*         Form of Indemnification Agreement.
   10.2*         1994 Stock Option Plan, as amended, and form of stock option agreement.
   10.3*         1998 Stock Purchase Plan.
   10.4*         1999 Stock Option Plan, as amended, and form of stock option agreement.
   10.5*         1999 Employee Stock Purchase Plan and form of subscription agreement.
   10.6*         Sublease and Consent to Sublease Agreement: 47427 Fremont
                     Boulevard, Fremont, California between Hitachi America, Ltd. and Phase Metrics, Inc. dated April 1, 1997.
   10.7*         Sub-Sublease and Consents to Sub-Sublease: 47427 Fremont
                     Boulevard, Fremont, California between Phase Metrics, Inc. and AltiGen Communications, Inc. dated December 11, 1998.
   10.8*+        Dealer Agreement and Addendum between Teleco Inc. and AltiGen
                     Communications, Inc., dated September 9, 1996.

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

   10.16*        Software License and Binary Distribution Agreement between
                     Lucent Technologies Inc. and AltiGen Communications, Inc., dated as of September 23, 1998.
   10.17*        Consulting and Development Agreement between Sollecon, Inc. and
                     AltiGen Communications, Ltd., dated as of October 27, 1998.
   10.18*        Employment Agreement by and Between the Registrant and Tricia
                     Chu, dated April 26, 1999.
   10.19*        Employment Agreement by and Between the Registrant and Philip
                     McDermott, dated
   10.20*        Compaq Solutions Alliance Agreement between Compaq Computer
                     Corporation and AltiGen Communications, Inc., dated as of January 18, 1999.
   10.21*        Memorandum of Understanding between Hewlett-Packard Covision
                     Internet Solutions Program and AltiGen Communications, Inc., dated as of November 9, 1998.
   10.22*+       Original Equipment Manufacture Private Label Agreement between
                     Nitsuko Corporation and AltiGen Communications, Inc., dated as of February 2, 1999.
   10.23*+       Joint Development Agreement between Nitsuko Corporation,
                     Sumisho Electronics Co., Ltd. and AltiGen Communications, Inc., dated as of July 14, 1998.
   21.1*         Subsidiaries of the Registrant.
   24.1          Power of Attorney (included on signature page).
   27.1          Financial Data Schedule.

--------------------------------
* Incorporated by reference to exhibit filed with the Registrant's Registration Statement on Form S-1 (No. 333-80037) declared effective on October 4, 1999.
+ Confidential treatment has been requested for certain portions of this exhibit pursuant to Rule 406 under the Securities Act. In accordance with Rule 406, these confidential portions have been omitted from this exhibit and filed separately with the Commission.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Fremont, State of California, on the 21st day of December, 2000.

                           ALTIGEN COMMUNICATIONS, INC.

                           By:  /s/ Gilbert Hu
                               -------------------------------------------------
                                Gilbert Hu
                                President and Chief Executive Officer


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

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

           Signature                                     Title                                    Date
---------------------------                ----------------------------------------          -----------------
/s/ Gilbert Hu                             Chief Executive Officer (principal                December 21, 2000
---------------------------
       Gilbert Hu                          executive officer) and Director

/s/ Philip McDermott                       Chief Financial (principal executive and          December 21, 2000
---------------------------
    Philip McDermott                       accounting officer)

/s/ Wen-Huang Chang                        Director                                          December 21, 2000
---------------------------
    Wen-Huang Chang

/s/ Thomas Shao                            Director                                          December 21, 2000
---------------------------
      Thomas Shao

/s/ Masaharu Shinya                        Director                                          December 21, 2000
---------------------------
    Masaharu Shinya

/s/ Kenneth Tai                            Director                                          December 21, 2000
---------------------------
      Kenneth Tai

/s/ Richard Black                          Director                                          December 21, 2000
---------------------------
     Richard Black

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To AltiGen Communications, Inc.:

        We have audited the accompanying consolidated balance sheets of AltiGen Communications, Inc. (a Delaware corporation) and its subsidiary as of September 30, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended September 30, 2000. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AltiGen Communications, Inc. and its subsidiary as of September 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2000, in conformity with accounting principles generally accepted in the United States.

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

                                                  ARTHUR ANDERSEN LLP

San Jose, California
November 2, 2000

                         ALTIGEN COMMUNICATIONS, INC.
                          CONSOLIDATED BALANCE SHEETS


                                                                                         September 30,
                                                                           ------------------------------------------
                                                                                 2000                       1999
                                                                           ---------------            ---------------
ASSETS
Current assets:
   Cash and cash equivalents.....................................          $    15,141,380            $     5,934,070
   Short-term investments........................................               14,082,129                         --
   Accounts receivable, net of allowances of $423,296 and
     $226,481, respectively......................................                2,041,395                  1,684,032
   Inventories, net..............................................                4,268,152                  2,200,796
   Prepaid expenses and other current assets.....................                  358,094                  1,953,621
   Promissory note to officer / stockholder (Note 3).............                1,000,000                         --
                                                                           ---------------            ---------------
        Total current assets.....................................               36,891,150                 11,772,519
                                                                           ---------------            ---------------
Property and equipment:
   Furniture and equipment.......................................                1,313,004                    992,351
   Computer software.............................................                  632,638                    523,875
                                                                           ---------------            ---------------
                                                                                 1,945,642                  1,516,226
Less: Accumulated depreciation...................................               (1,097,003)                  (601,903)
                                                                           ---------------            ---------------
   Net property and equipment....................................                  848,639                    914,323
                                                                           ---------------            ---------------

   Long-term investments                                                           905,626                         --
                                                                           ---------------           ----------------
                                                                           $    38,645,415           $    12,686,842
                                                                           ===============           ================


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable..............................................          $     1,105,295            $     1,485,672
Accrued liabilities:
   Payroll and related benefits..................................                  521,420                    252,361
   Warranty......................................................                  719,889                    828,551
   Marketing.....................................................                  275,683                         --
   Other.........................................................                  921,208                    185,683
Deferred revenue.................................................                  610,018                    593,955
                                                                           ---------------            ---------------
        Total current liabilities................................                4,153,513                  3,346,222
                                                                           ---------------            ---------------

Commitments and contingencies (Note 4)

Stockholders' equity:
Convertible preferred stock, $.001 par value; Authorized -
   10,316,616 shares: Outstanding - none at September 30,
   2000 and 8,146,156 shares at September 30, 1999...............                       --                      8,146
Common stock, $.001 par value; Authorized -- 23,957,117
   shares; Outstanding -- 13,507,162 shares at September 30,
   2000 and 1,503,633 shares at September 30, 1999...............                   13,507                      1,503
Additional paid-in capital.......................................               61,368,011                 29,010,033
Deferred stock compensation......................................               (1,341,974)                (2,957,645)
Accumulated deficit..............................................              (25,547,642)               (16,721,417)
                                                                           ---------------            ---------------
Total stockholders' equity.......................................               34,491,902                  9,340,620
                                                                           ---------------            ---------------
                                                                           $    38,645,415            $    12,686,842
                                                                           ===============            ===============

The accompanying notes are an integral part of these consolidated financial statements.

                         ALTIGEN COMMUNICATIONS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                      Fiscal Years Ended
                                                                                         September 30,
                                                                      ---------------------------------------------------
                                                                           2000              1999             1998
                                                                      ---------------   ---------------   ---------------
Revenues, net....................................................     $   12,409,788    $    6,598,631    $    3,889,336
Cost of revenues.................................................          5,747,181         3,299,547         2,519,794
                                                                      --------------    --------------    --------------
Gross profit.....................................................          6,662,607         3,299,084         1,369,542
                                                                      --------------    --------------    --------------
Operating expenses:
   Research and development......................................          4,334,314         3,658,238         1,927,433
   Sales and marketing...........................................          9,691,422         4,319,393         2,770,090
   General and administrative....................................          3,091,840         1,806,380           674,626
   Deferred stock compensation...................................            465,967           770,359           163,858
                                                                      --------------    --------------    --------------
      Total operating expenses...................................         17,583,543        10,554,370         5,536,007
                                                                      --------------    --------------    --------------
Loss from operations.............................................        (10,920,936)       (7,255,286)       (4,166,465)
Interest and other income, net...................................          2,094,711           360,337           246,406
                                                                      --------------    --------------    --------------
Net loss ........................................................     $   (8,826,225)   $   (6,894,949)   $   (3,920,059)
                                                                      ==============    ==============    ==============
   Basic and diluted net loss per share..........................     $        (0.66)   $        (5.76)   $        (4.75)
                                                                      ==============    ==============    ==============
   Shares used in computing basic and diluted net loss per share.         13,287,024         1,196,960           825,334
                                                                      ==============    ==============    ==============

The accompanying notes are an integral part of these consolidated financial statements.

                         ALTIGEN COMMUNICATIONS, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                 Convertible                           Additional                                          Total
                               Preferred Stock        Common Stock      Paid-In     Deferred Stock     Accumulated     Stockholders'
                              ------------------  -------------------
                               Shares    Amount      Shares   Amount    Capital      Compensation        Deficit          Equity
                              -------- ---------  ------------------- ------------  ---------------   ---------------  -------------
BALANCE,
   SEPTEMBER 30, 1997.......  6,478,923 $  6,479     801,827  $  802 $   9,685,673  $          --     $ (5,906,409)    $ 3,786,545
                              --------- --------   ---------  ------ -------------  -------------     ------------     -----------
Issuances of Series C
   convertible preferred
   stock....................    244,039      244          --      --     1,425,879             --               --       1,426,123
Issuances of Series D
   convertible preferred
   stock....................    926,695      927          --      --     7,783,906             --               --       7,784,833
Exercise of stock options...         --       --      69,498      69         9,519             --               --           9,588
Deferred stock
   compensation.............         --       --          --      --     1,452,191     (1,452,191)              --              --
Amortization of deferred
   stock compensation.......         --       --          --      --            --        163,858               --         163,858
Net loss for the year.......         --       --          --      --            --             --       (3,920,059)     (3,920,059)
                              --------- --------   ---------  ------ -------------  -------------     ------------     -----------

BALANCE,
   SEPTEMBER 30, 1998.......  7,649,657    7,650     871,325     871    20,357,168     (1,288,333)      (9,826,468)      9,250,888

Issuances of Series D
   convertible preferred
   stock....................    496,499      496          --      --     5,771,840             --               --       5,772,336
Issuances cost of Series
   D convertible
   preferred stock..........         --       --          --      --       (14,457)            --               --         (14,457)
Exercise of stock options...         --       --     435,282     435        77,523             --               --          77,958
Issuances of common stock
   as payment on notes
   payable..................         --       --     197,026     197       378,288             --               --         378,485
Deferred stock
   compensation.............         --       --          --      --     2,439,671     (2,439,671)              --              --
Amortization of deferred
   stock compensation.......         --       --          --      --            --        770,359               --         770,359
Net loss for the year.......         --       --          --      --            --             --       (6,894,949)     (6,894,949)
                              --------- --------   ---------  ------ -------------  -------------     ------------     -----------

BALANCE,
   SEPTEMBER 30, 1999.......  8,146,156    8,146   1,503,633   1,503    29,010,033     (2,957,645)     (16,721,417)      9,340,620

Issuances of common stock
   in connection with
   initial public
   offering, net of
   issuance cost............         --       --   3,737,500   3,738    33,248,602             --               --      33,252,340
Conversion of preferred
   stock into common stock.. (8,146,156)  (8,146)  8,146,156   8,146            --             --               --              --
Exercise of stock options...         --       --      97,391      97        64,178             --               --          64,275
Issuance of common stock
 in connection with Employee
 Stock Purchase Plan........         --       --      22,482      23       168,538             --               --         168,561
Issuance of stock
   options  to consultants..         --       --          --      --        26,364             --               --          26,364
Amortization of deferred
   stock....................         --       --          --      --            --        465,967               --         465,967
Cancellation of employee
   stock options............         --       --          --      --    (1,149,704)     1,149,704               --              --
Net loss for the year.......         --       --          --      --            --             --       (8,826,225)     (8,826,225)
                              --------- --------  ---------- -------  ------------  -------------     ------------     -----------


BALANCE,
   SEPTEMBER 30, 2000.......         -- $     --  13,507,162 $13,507  $ 61,368,011  $  (1,341,974)    $(25,547,642)    $34,491,902
                              ========= ========  ========== =======  ============  =============     ============     ===========

The accompanying notes are an integral part of these consolidated financial statements.

                         ALTIGEN COMMUNICATIONS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     Fiscal Years Ended
                                                                                         September 30,
                                                                      ---------------------------------------------------
                                                                            2000              1999             1998
                                                                      ----------------  ----------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss.....................................................     $   (8,826,225)   $   (6,894,949)   $   (3,920,059)
    Adjustments to reconcile net loss to net cash used in
       operating activities:.....................................
       Depreciation..............................................            495,100           356,922           139,411
       Amortization of deferred stock compensation...............            465,967           770,359           163,858
       Issuance of stock options to consultants..................             26,364                --                --
       Provision for accounts receivable allowances..............            196,815           279,497           169,908
       Provision for excess and obsolete inventories.............            266,000            90,000           418,000
    Changes in operating assets and liabilities:
    Accounts receivable..........................................           (554,178)         (940,538)         (754,884)
       Inventories...............................................         (2,333,356)         (996,716)         (865,902)
       Prepaid expenses and other current assets.................            134,062          (316,908)          (90,049)
       Accounts payable..........................................           (380,377)        1,044,215           253,441
       Notes payable.............................................                 --            12,798            87,114
       Accrued liabilities.......................................          1,171,605           513,303           474,123
       Deferred revenue..........................................             16,063           303,177           108,610
                                                                        ------------      ------------      ------------
           Net cash used in operating activities.................         (9,322,160)       (5,778,840)       (3,816,429)
                                                                        ------------      ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchases of long-term investments........................           (905,626)               --                --
       Purchases of short-term investments.......................        (14,082,129)               --                --
       Proceeds from sale of short-term investments..............                 --         1,053,060            52,478
       Proceeds from sale of property and equipment..............                 --            33,000                --
       Purchases of property and equipment.......................           (429,416)         (751,091)         (440,893)
                                                                        ------------      ------------      ------------
           Net cash provided by (used in) investing
            activities...........................................        (15,417,171)          334,969          (388,415)
                                                                        ------------      ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
       Net proceeds from issuances of convertible preferred
        stock....................................................                 --         5,757,879         9,210,956
       Proceeds from issuances of common stock...................         37,607,835            77,958             9,588
       Promissory note to officer / stockholder..................         (1,000,000)               --                --
       Issuance costs related to initial public offering of
           common stock .........................................         (2,661,194)       (1,461,465)               --
                                                                      ---------------   ---------------   --------------
           Net cash provided by financing activities.............         33,946,641         4,374,372         9,220,544
                                                                      --------------    --------------    --------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.............          9,207,310        (1,069,499)        5,015,700
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD...................          5,934,070         7,003,569         1,987,869
                                                                      --------------    --------------    --------------
CASH AND CASH EQUIVALENTS, END OF PERIOD.........................         15,141,380         5,934,070         7,003,569
                                                                      ==============    ==============    ==============
NONCASH FINANCING ACTIVITIES:
    Issuance of common stock as payment on notes payable.........       $         --    $      378,485      $         --

     The accompanying notes are an integral part of these consolidated financial statements.

                         ALTIGEN COMMUNICATIONS, INC.
                        NOTES TO CONSOLIDATED FINANCIAL
                         STATEMENTS September 30, 2000

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     Principles of Consolidation

     The Company's consolidated financial statements reflect the operations of the Company and its wholly-owned subsidiary. The subsidiary is located in Shanghai, China and was incorporated in November 1998. As of September 30 2000, the Company had approximately $58,000 in long lived assets in China. All significant intercompany transactions and balances have been eliminated. The Company's fiscal year end is September 30. Unless otherwise stated, all references to 2000, 1999 and 1998 refer to the twelve months ended September 30 of that year.

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

     Concentration of Risk

     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade receivables. The Company performs ongoing credit evaluations of its customers' financial condition and requires letters of credit whenever deemed necessary to help reduce its credit risk. Additionally, the Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends related to past losses and other information. As of September 30, 2000 and 1999, approximately 89% and 87%, respectively, of accounts receivable were concentrated with ten customers.

     The Company's purchases are concentrated with three suppliers and certain key components of the Company's products are sole sourced. For fiscal years 2000 and 1999 these three suppliers provided 58% and 76%, respectively, of all raw materials purchased. Loss of one of these suppliers could adversely impact the Company's operations.

     Cash and Cash Equivalents and Short-term Investments

     The Company considers all highly liquid investments with an original maturity of three months or less from the date of purchase to be cash equivalents. Short term investments are in highly liquid financial instruments with original maturities greater than three months but less than one year and are classified as "available - for - sale" investments.

As of September 30, 2000, the Company's cash and cash equivalents consisted of commercial paper and cash deposited in checking and money market accounts. For fiscal years 2000 and 1999, the Company did not make any cash payments for interest or income taxes.

     Inventories

     Inventories (which include costs associated with components assembled by third- party assembly manufacturers, as well as internal labor and overhead) are stated at the lower of cost (first-in, first-out) or market. Provisions, when required, are made to reduce excess and obsolete inventories to their estimated net realizable values. Provisions for excess and obsolete inventory totaled approximately $266,000 and $90,000 for fiscal years 2000 and 1999, respectively. The components of inventories include:

                                               September 30,
                                    ----------------------------------------
                                      2000                        1999
                                    ------------               -------------
Raw materials                      $  1,315,988                $  1,078,577
Work-in-progress                      1,414,121                     451,453
Finished goods                        1,538,043                     670,766
                                    ------------                -------------
                                   $  4,268,152                $  2,200,796
                                    ============                =============

     Property and Equipment

     Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which is three years. Depreciation expense for fiscal years 2000 and 1999 was approximately $495,000 and $357,000, respectively. All repairs and maintenance costs are expensed as incurred.

     Long Term Investments

     As of September 30, 2000, the Company held an investment in the common stock of a China based telecommunications company of approximately $398,000 accounted for using the cost method. The Company also held as of September 30, 2000, medium term treasury notes maturing in November 2001 of approximately $508,000, which are classified as available for sale.

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

     Stock-Based Compensation

     The Company has adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," which establishes a fair value method of accounting for stock-based compensation plans. As allowed under the provisions of SFAS No. 123, the Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its employee stock option plans (see Note 6 for a discussion of compensation cost recorded related to certain employee stock options granted). The Company follows the provisions of SFAS No. 123 for options granted to consultants and non-employees.

     In March 2000, the FASB issued Financial Accounting Standards Board Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of APB Opinion No. 25" (FIN No. 44). FIN No. 44 addresses the application of APB No. 25 to clarify, among other issues: (a) the definition of employee for purposes of applying APB No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN No. 44 is effective as of July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. To the extent FIN 44 covers events occurring during the period after December 15, 1998 or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying the interpretation will be recognized on a prospective basis from July 1, 2000. The Company does not expect that FIN 44 will have a material effect on its financial position or results of operations.

     Revenue Recognition

     Revenues consist of sales to end users, including dealers, and to distributors. Revenues from sales to end users are recognized upon shipment. The Company provides for estimated sales returns and allowances and warranty costs related to such sales at the time of shipment. Net revenues consist of product revenues reduced by estimated sales returns and allowances. Sales to distributors are made under terms allowing certain rights of return and protection against subsequent price declines on the Company's products held by its distributors. Upon termination, any unsold products may be returned by the distributor for a full refund. These agreements may be canceled by either party based on a specified notice. As a result of the above provisions, the Company defers recognition of revenues and the proportionate costs of revenues derived from sales to distributors until such distributors resell the Company's products to their customers. The amounts deferred as a result of this policy are reflected as "deferred revenue" in the accompanying consolidated balance sheets.

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

     In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition in financial statements. Under current SEC guidance, we will be required to adopt SAB 101 in the fourth quarter of our fiscal 2001. Management has evaluated the effect of the adoption of SAB 101 and has determined that the Company's current revenue recognition policies comply with SAB 101.

     For fiscal years 2000 and 1999, the following customers accounted for approximately 68% and 53% of net revenues, respectively:

                                                       Fiscal Year Ended
                                                         September 30,
                                                   ---------------------------
                                                      2000             1999
                                                   ---------------------------
     Customer A............................           21%              27%
     Customer B............................           19%               7%
     Customer C............................           16%              19%
     Customer D............................           12%               0%

     Revenues derived from sales to customers outside of the United States, primarily in Japan, accounted for approximately 7% and 8% of the Company's net revenues for fiscal years 2000 and 1999, respectively.

     Computation of Basic and Diluted Net Loss Per Share

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

     Comprehensive Income

     In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and presentation of comprehensive income. SFAS No. 130, which was adopted by the Company in the first quarter of fiscal year 1998, requires companies to report a new measurement of income. "Comprehensive Income (Loss)" is to include as other comprehensive income, foreign currency translation gains and losses and other unrealized gains and losses that have historically been excluded from net income (loss) and reflected instead in equity. The Company's other comprehensive income is immaterial for all periods presented.

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

     3. PROMISSORY NOTE TO OFFICER / STOCKHOLDER:

     On August 31, 2000, the Company granted a $1 million loan to its Chief Executive Officer and stockholder. The promissory note has a one-year term with an interest rate of 6.88%. The principal for the promissory note is fully secured by a perfected security interest in the borrower's primary residence. The interest for the promissory note is secured by the borrower's personal assets.

     4. COMMITMENTS AND CONTINGENCIES

     Commitments

     The Company leases its facilities under various operating lease agreements expiring on various dates through November 2003. Rent expense for all operating leases totaled approximately $402,000 and $361,000 for fiscal years 2000 and 1999, respectively. Minimum future lease payments under all noncancellable operating leases as of September 30, 2000 are as follows:

Fiscal Year
2001.................................................         $   631,000
2002.................................................             699,000
2003.................................................             693,000
                                                              -----------
                                                              $ 2,023,000
                                                              ===========
     Contingencies

     The Company is currently engaged in litigation with NetPhone, Inc. On June 30, 1999, the Company filed a complaint for declaratory judgment against NetPhone, Inc. seeking a judgment that the Company does not infringe any valid claims of U.S. Patent No. 5,875,234 patent ("the `234 patent") allegedly owned by NetPhone. NetPhone answered the complaint on July 13, 1999 and asserted a counterclaim, alleging that the Company infringes the `234 patent and seeking to preliminarily and permanently enjoin the Company from making, importing, using, offering to sell or selling what NetPhone refers to as the Quantum Device. On August 11, 1999, the Company received NetPhone's motion for preliminary injunction. On February 11, 2000, the district court issued an order denying NetPhone's motion for preliminary injunction, finding that "AltiGen has raised substantial questions as to whether the '234 patent will survive attacks on its validity at trial." NetPhone was subsequently acquired by Sonoma Systems, Inc. ("SSI"), and SSI has been added as a party to the lawsuit. The parties are currently engaging in discovery, and trial has been set for April 23, 2001. The Company intends to continue to vigorously defend itself against the allegations made by NetPhone and SSI. Any litigation is subject to inherent uncertainties and therefore, there is no assurance that the Company will prevail in the litigation or that an adverse outcome will not adversely affect the Company's business or financial condition.

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

     6. CAPITAL STOCK:

     Convertible Preferred Stock

     Preferred stock consists of the following:

                                                                                          September 30,
                                                                            -------------------  -------------------
                                                                                2000                        1999
                                                                            -------------------  -------------------
Series A, 1,634,987 shares authorized, none and 1,634,972
   shares outstanding at September 30, 2000 and 1999,
   respectively..................................................                  -                   $   1,500,914
Series B, 1,494,496 shares authorized, none and 1,494,478 shares
   outstanding at September 30, 2000 and 1999,                                     -                       1,746,700
   respectively..................................................
Series C, 3,593,565 shares authorized, none and 3,593,512
   shares outstanding at September 30, 2000 and 1999,
   respectively..................................................                  -                       7,849,751
Series D, 3,593,568 shares authorized, none and 1,423,194
   shares outstanding at September 30, 2000 and 1999,
   respectively..................................................                  -                      13,542,712

     Prior to the conversion of all 8,146,156 shares of convertible preferred stock, the holders of series A, B, C and D preferred shares were entitled to receive non-cumulative dividends when declared by the Board of Directors, and were also entitled to standard liquidation preferences and voting rights. Each share of A, B, C and D preferred stock was converted into one share of the Company's common stock.



     Common Stock

     According to the Company's amended Articles of Incorporation, the Company is authorized to issue 23,957,117 shares of common stock. At September 30, 2000, the Company had reserved the following shares for future issuance:

1994 Stock Option Plan.......................................................             1,428,775
1999 Employee Stock Purchase Plan............................................               276,982
1999 Stock Option Plan.......................................................             2,551,103
                                                                                      -------------
                                                                                          4,256,860
                                                                                      =============

     Stock Option Plans

     In October 1994, the Company adopted the 1994 Stock Option Plan (the "1994 Plan") and authorized the issuance of 2,096,246 shares, as amended, there under to employees, directors, and consultants. Under the 1994 Plan, the Board of Directors may grant incentive and nonqualified stock options to employees, directors, and consultants of the Company. The exercise price per share for an incentive stock option cannot be less than 100% of the fair market value, as determined by the Board of Directors, on the date of grant. The exercise price per share for nonqualified stock options cannot be less than the 85% of the fair market value, as determined by the Board of Directors, on the date of grant. Also, the exercise price of options granted to a greater than 10% stockholder may not be less than 110% of the fair market value on the date of grant. The value of common stock subject to incentive stock options that become exercisable by any one employee in any calendar year may not exceed $100,000. Options generally vest over a four-year period and generally expire ten years after the date of grant.

     In 1999, the Company adopted the 1999 Stock Option Plan (the "1999 Plan") and authorized the issuance of 2,553,121 shares to employees, directors and consultants. Under the 1999 Plan, the Board of Directors may grant incentive and nonqualified stock options to employees, directors and consultants of the Company. The exercise price per share for an incentive stock option cannot be less than 100% of the fair market value, as determined by the Board of Directors, on the date of grant. The exercise price per share for a nonqualified stock option cannot be less than 85% of the fair market value, as determined by the Board of Directors, on the date of grant. Also, the exercise price of options granted to a greater than 10% stockholder may not be less than 110% of the fair market value on the date of grant. The value of common stock subject to incentive stock options that become exercisable by any one employee in any calendar year may not exceed $100,000. Options under this plan generally vest over a four-year period and generally expire ten years after the date of grant. Option activity under the 1994 and 1999 Plans ("the Plans") was as follows:

                                                                                   Weighted Average
                                                               Options              Exercise Price
                                                       ----------------------   ----------------------
Balance as of September 30, 1997...................               845,734       $         0.12
   Granted.........................................               856,706                 0.45
   Exercised.......................................               (69,498)                0.13
   Canceled........................................               (15,346)                0.52
                                                       -------------------

Balance as of September 30, 1998...................             1,617,596       $         0.29
   Granted.........................................               688,023                 6.08
   Exercised.......................................              (435,282)                0.18
   Canceled........................................              (147,487)                1.74
                                                       -------------------

Balance as of September 30, 1999...................             1,722,850       $         2.51
   Granted.........................................             2,053,743                10.07
   Exercised.......................................               (97,390)                0.66
   Canceled........................................              (492,859)                9.33
                                                       -------------------

Balance as of September 30, 2000                                3,186,344       $         6.40
                                                       ==================


Exercisable at September 30, 1998..................               744,861       $         0.15

Exercisable at September 30, 1999..................               646,165       $         0.25

Exercisable at September 30, 2000..................               937,331       $         1.35

     The following table summarizes information concerning outstanding and exercisable options at September 30, 2000:


                                                    Options Outstanding                   Options Exercisable
                                             --------------------------------    --------------------------------------
                                                                                Weighted                       Weighted
                                                                Weighted         Average                        Average
                                                  Number         Average        Exercise         Number        Exercise
               Exercise Prices                  Outstanding   Remaining Life      Price       Exercisable        Price
     ---------------------------------       --------------- ---------------  ------------   -------------   --------------
              $0.08 - $2.30                      1,001,627          6.3       $   0.33           775,205     $   0.28
               2.31 - 4.60                         280,595          6.8           3.76           104,749         3.74
               4.61 - 6.90                          98,000          9.8           5.82                 -            -
               6.91 - 9.20                         646,400          8.5           7.93               625         7.00
               9.21 -11.50                         898,240          8.1          11.35             4,185        10.25
              11.51 -13.80                         259,982          8.8          11.97            52,567        11.69
              13.81 -16.10                           1,500          9.2          14.50                 -            -
                                               -----------                                   -----------
              $0.08 -$16.10                      3,186,344          7.6       $   6.40           937,331     $   1.35
                                               ===========                                   ===========

     The Company accounts for the Plans under APB Opinion No. 25. Had compensation expense for the Plans been determined consistent with SFAS No. 123, the Company's net loss and basic net loss per share would have been increased to the following pro forma amounts:

                                                                 Fiscal Year Ended September 30,
                                                       ------------------------------------------------------
                                                             2000              1999              1998
                                                       ----------------- ----------------- ------------------
Net loss:
   As reported.....................................      $  (8,826,225)    $  (6,894,949)    $  (3,920,059)
   Pro forma.......................................        (11,681,199)       (7,140,433)       (3,931,305)
Basic and diluted net loss per share:
   As reported.....................................      $       (0.66)     $      (5.76)     $      (4.75)
   Pro forma.......................................              (0.88)            (5.97)            (4.76)

   The weighted average fair value of options granted during fiscal years 2000, 1999 and 1998 was $7.23, $1.35 and $0.13 respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2000, 1999 and 1998: risk free interest rates ranging from 4.5%-6.7%; expected dividend yields of 0.0%; expected lives of 5 years; expected volatility of 0.0 % to 65.0%.

   In connection with the issuance of certain stock options to employees in fiscal years 1999 and 1998, the Company has recorded deferred stock compensation in the aggregate amount of approximately $3,892,000, representing the difference between the deemed fair value of the Company's common stock and the exercise price of stock options at the date of grant. The aggregate deferred stock compensation charge was reduced during fiscal year 2000 by approximately $1,150,000 due to the cancellations of approximately 493,000 options. The Company is amortizing the deferred stock compensation expense over the vesting period of four years. For fiscal year 2000 and for fiscal year 1999, amortization of deferred stock compensation expense was approximately $466,000 and $770,000, respectively.

   During fiscal year 2000, the Company issued nonqualified stock options to purchase 98,000 shares of common stock at exercise prices ranging from $5.88 to $6.00 per share to various consultants. The options vest over 4 years and expire 10 years from the date of grant. The deemed fair value at September 30, 2000 was $3.57 per share. The Company has recognized compensation expense of approximately $26,000 during fiscal 2000, which was estimated using the Black-Scholes model. This expense was included in research and development expenses in the accompanying consolidated statement of operations.


1999 Employee Stock Purchase Plan

   In June 1999, the Board of Directors adopted the 1999 Employee Stock Purchase Plan (the "1999 Purchase Plan") under which 299,464 shares of common stock were reserved for issuance to eligible employees at a price of 85% of the lower of the fair market value of the common stock on the first day of the offering period or a specified exercise date (last trading day in January or July). The number of shares will be increased on the first day of each fiscal year beginning in 2000 by the lesser of (i) 598,928 shares, (ii) 2% of the outstanding shares on that date or (iii) a lesser amount determined by the Board of Directors. Participants under the 1999 Purchase Plan generally may not purchase shares on any exercise date to the extent that, immediately after the grant, the participant would own stock totaling 5% or more of the total combined voting power of all stock of the Company, or greater than $25,000 worth of stock in any calendar year. In addition, no more than 5,989 shares may be purchased by any participant during any offering period. In the event of a sale or merger of the Company, the Board may accelerate the exercise date of the current purchase period to a date prior to the change of control, or the acquiring company may assume or replace the outstanding purchase rights under the 1999 Purchase Plan. The first offering period under the 1999 Purchase Plan commenced on the effective date of the Company's initial public offering and will terminate on or before July 31, 2001. In fiscal year 2000, 22,482 shares were purchased by and distributed to employees at an average price of $7.49 per share. At September 30, 2000, the Company had 276,982 shares of its common stock reserved for future issuance under the plan.

7. INCOME TAXES:

   The Company accounts for income taxes pursuant to SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. The following is a summary of the significant components of the company deferred tax asset as of September 30, 2000 and 1999:

                                                                    September 30,
                                                          --------------------------------------
                                                              2000                  1999
                                                          -----------------    -----------------
Net operating loss carryforwards...................         $   6,972,000         $   3,534,000
Capitalized start-up costs.........................                66,000               154,000
Reserve and other cumulative temporary differences.             1,705,000               939,000
Research and development credit carryforward.......               745,000               455,000
Net capitalized research and development expenses..               528,000               390,000
                                                            -------------         -------------
                                                               10,016,000             5,472,000
Valuation allowance................................           (10,016,000)           (5,472,000)
                                                            -------------         -------------
Net deferred tax asset.............................         $          --         $          --
                                                            =============         =============

   As of September 30, 2000, the Company has cumulative net operating loss carry forwards for federal and state income tax reporting purposes of approximately $19.5 million and $5.7 million, respectively, which expire in various periods from 2002 to 2020. Under current tax law, net operating loss carry forwards available in any given year may be limited upon the occurrence of certain events, including significant changes in ownership interest.

   A valuation allowance has been recorded for the entire deferred tax asset as a result of uncertainties, regarding realization of the asset, including limited operating history of the Company, the lack of profitability to date and the uncertainty over future operating profitability and taxable income. As of September 30, 2000 and 1999 the Company had no significant deferred tax liabilities.

                         ALTIGEN COMMUNICATIONS, INC.
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                                Balance at     Charged to
                                                               Beginning of     Costs and                      Balance at
                       Classification                             Period        Expenses       Deductions    End of Period
----------------------------------------------------------     ------------    -----------    ------------   -------------
Allowance for doubtful accounts:
Year ended September 30, 1998.............................     $    40,772     $   169,908    $   (77,617)    $   133,063
Year ended September 30, 1999.............................     $   133,063     $   279,497    $  (186,079)    $   226,481
Year ended September 30, 2000.............................     $   226,481     $   196,815    $        --     $   423,296