Form 10-Q
period 2000-12-31
ALTIGEN COMMUNICATIONS INC
filed 2001-02-13
CIK 1003607

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                             --------------------
                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITY EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT of 1934
FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                       Commission File Number  000-27427
                             --------------------

                         ALTIGEN COMMUNICATIONS, INC.
            (Exact name of Registrant as specified in its charter)

               Delaware                                         94-3204299
----------------------------------------                  ----------------------
    (State or other jurisdiction of                          (I.R.S. Employer
     incorporation or organization)                       Identification Number)


       47427 Fremont Boulevard
             Fremont, CA                                           94538
----------------------------------------                  ----------------------
(address of principal executive offices)                         (zip code)


      Registrant's telephone number, including area code: (510) 252-9712
       Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: Common Stock
        (Title of Class)
                             --------------------

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]  NO [_]

        AS OF FEBRUARY 8, 2001, 13,627,454 SHARES OF THE REGISTRANT'S COMMON STOCK WERE OUTSTANDING.

================================================================================

                               Table of Contents

                                                                            Page
PART I  FINANCIAL  INFORMATION

   Item 1.      Unaudited Condensed Consolidated Financial Statements:

                Unaudited Condensed Consolidated Balance Sheets as of
                December 31, 2000 and September 30, 2000                     3

                Unaudited Condensed Consolidated Statements of Operations
                for the Three Months Ended December 31, 2000 and 1999        4

                Unaudited Condensed Consolidated Statements of Cash Flows
                for the Three Months Ended December 31, 2000 and 1999        5

                Notes to Unaudited Condensed Consolidated Financial
                Statements                                                   6

   Item 2.      Management's Discussion and Analysis of Financial
                Condition and Results of Operations                          11

   Item 3.      Quantitative and Qualitative Disclosures about Market Risk   22

PART II  OTHER INFORMATION

   Item 1.      Legal Proceedings                                            23

   Item 2.      Changes in Securities and Use of Proceeds                    23

   Item 3.      Defaults Upon Senior Securities                              23

   Item 4.      Submission of Matters to a Vote of Security Holders          23

   Item 5.      Other Information                                            23

   Item 6.      Exhibits and Reports on From 8-K                             23

SIGNATURES                                                                   24

PART I.  FINANCIAL INFORMATION

Item 1.    Unaudited Condensed Consolidated Financial Statements.

                         ALTIGEN COMMUNICATIONS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                               December 31,                 September 30,
                                                                                   2000                         2000
                                                                        -------------------------     -------------------------
                                                                                (unaudited)                 (see Note 1)
ASSETS
Current assets:
   Cash and cash equivalents....................................                 $12,772,185                  $15,141,380
   Short-term investments.......................................                  13,144,193                   14,082,129
   Accounts receivable, net of allowances of $433,148 and
       $423,296, respectively...................................                   1,837,677                    2,041,395
   Inventories, net.............................................                   5,650,212                    4,268,152
   Prepaid expenses and other current assets....................                     528,768                      358,094
   Promissory note to officer / stockholder.....................                   1,000,000                    1,000,000
                                                                                 -----------                  -----------
            Total current assets................................                  34,933,035                   36,891,150
                                                                                 -----------                  -----------
Property and equipment:
   Furniture and equipment......................................                   1,362,949                    1,313,004
   Computer software............................................                     662,948                      632,638
                                                                                 -----------                  -----------
                                                                                   2,025,897                    1,945,642
   Less: Accumulated depreciation...............................                  (1,234,704)                  (1,097,003)
                                                                                 -----------                  -----------
       Net property and equipment...............................                     791,193                      848,639
                                                                                 -----------                  -----------
   Long-term investments                                                             397,826                      905,626
                                                                                 -----------                  -----------
                                                                                 $36,122,054                  $38,645,415
                                                                                 ===========                  ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable.............................................                 $ 1,082,920                  $ 1,105,295
   Accrued liabilities:
       Payroll and related benefits.............................                     402,955                      521,420
       Warranty.................................................                     656,455                      719,889
       Marketing................................................                     319,385                      275,683
       Other....................................................                     764,883                      921,208
   Deferred revenue.............................................                     545,444                      610,018
                                                                                 -----------                  -----------
            Total current liabilities...........................                   3,772,042                    4,153,513
                                                                                 -----------                  -----------

Commitments and contingencies (Note 3)
Stockholders' equity:

   Common stock, $.001 par value; Authorized --23,957,117
       Shares; Outstanding - 13,582,537 shares at December
       31, 2000 and 13,507,162 shares at September 30, 2000.....                      13,583                       13,507
   Additional paid-in capital...................................                  61,517,523                   61,368,011
   Deferred stock compensation..................................                  (1,171,808)                  (1,341,974)
   Accumulated deficit..........................................                 (28,009,286)                 (25,547,642)
                                                                                ------------                 ------------
            Total stockholders' equity..........................                  32,350,012                   34,491,902
                                                                                ------------                 ------------
                                                                                $ 36,122,054                 $ 38,645,415
                                                                                ============                 ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                          ALTIGEN COMMUNICATIONS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                                     Three Months Ended December 31,
                                                                                    --------------------------------
                                                                                           2000             1999
                                                                                    ---------------   --------------
Revenues, net.....................................................................      $ 2,384,510      $ 2,484,997
Cost of revenues..................................................................        1,191,747        1,160,650
                                                                                    ---------------   --------------
Gross profit......................................................................        1,192,763        1,324,347
                                                                                    ---------------   --------------
Operating expenses:
 Research and development.........................................................        1,158,088          821,232
 Sales and marketing..............................................................        2,031,176        1,672,179
 General and administrative.......................................................          773,901          713,507
 Deferred stock compensation  (Note 5)............................................          170,166          243,240
                                                                                    ---------------   --------------
   Total operating expenses.......................................................        4,133,331        3,450,158
                                                                                    ---------------   --------------
Loss from operations..............................................................       (2,940,568)      (2,125,811)
Interest and other income, net....................................................          478,924          472,428
                                                                                    ---------------   --------------
Net loss..........................................................................      $(2,461,644)     $(1,653,383)
                                                                                    ---------------   --------------
 Basic and diluted net loss per share.............................................          $(0.18)          $(0.13)
                                                                                    ---------------   --------------
 Shares used in computing basic and diluted net loss per share....................       13,555,854       12,875,876
                                                                                    ---------------   --------------



  The accompanying notes are an integral part of these condensed consolidated financial statements.

                          ALTIGEN COMMUNICATIONS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                     Three Months Ended December 31,
                                                                                     -------------------------------
                                                                                          2000             1999
                                                                                     --------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss.........................................................................      $(2,461,644)     $(1,653,383)
 Adjustments to reconcile net loss to net cash used in operating activities.......
   Depreciation...................................................................          137,701          110,741
   Amortization of deferred stock compensation....................................          170,166          243,240
   Provision for accounts receivable allowances...................................            9,852           74,550
   Provision for excess and obsolete inventories..................................          260,000           50,000
 Changes in operating assets and liabilities
   Accounts receivable............................................................          193,866         (202,285)
   Inventories....................................................................       (1,642,060)        (137,166)
   Prepaid expenses and other current assets......................................         (170,674)        (389,484)
   Accounts payable...............................................................          (22,375)        (868,366)
   Accrued liabilities............................................................         (294,522)          87,846
 Deferred revenue.................................................................          (64,574)          86,752
                                                                                     --------------   --------------
     Net cash used in operating activities........................................       (3,884,264)      (2,597,555)
                                                                                     --------------   --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of long-term investments.............................................               --       (4,637,996)
   Purchases of short-term investments............................................               --       (1,521,799)
   Proceeds from sale of short-term investments...................................        1,445,736               --
   Purchases of property and equipment............................................          (80,255)        (151,813)
                                                                                     --------------   --------------
     Net cash provided by (used in) investing activities..........................        1,365,481       (6,311,608)
                                                                                     --------------   --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuances of common stock........................................          149,588       37,382,151
   Issuance costs related to initial public offering of common stock..............               --       (2,661,194)
                                                                                     --------------   --------------
     Net cash provided by financing activities....................................          149,588       34,720,957
                                                                                     --------------   --------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS..............................       (2,369,195)      25,811,794
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD....................................       15,141,380        5,934,070
                                                                                     --------------   --------------
CASH AND CASH EQUIVALENTS, END OF PERIOD..........................................       12,772,185       31,745,864
                                                                                     ==============   ==============


The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

AltiGen Communications, Inc. ("AltiGen" or the "Company") designs, manufactures and markets integrated, multifunction telecommunications systems that allow businesses to use data networks, such as the Internet, and the traditional telephone network interchangeably and seamlessly to carry voice and data communications.

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited condensed consolidated financial statements reflect the operations of the Company and its wholly-owned subsidiary. All significant intercompany transactions and balances have been eliminated. In our opinion, these unaudited condensed consolidated financial statements include all adjustments necessary (which are of a normal and recurring nature) for a fair presentation of the Company's financial position, results of operations and cash flows for the periods presented.

The condensed consolidated balance sheet as of December 31, 2000 has been derived from the unaudited consolidated financial statements as of that date.

These financial statements should be read in conjunction with our audited consolidated financial statements for the year ended September 30, 2000, included in the Company's 2000 Annual Report on Form 10-K. Our results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

INVENTORIES

Inventories (which include costs associated with components assembled by third party assembly manufacturers, as well as internal labor and overhead) are stated at the lower of cost (first-in, first-out) or market. Provisions, when required, are made to reduce excess and obsolete inventories to their estimated net realizable values. The components of inventories include:

                                                     December 31,  September 30,
                                                     ------------  -------------
                                                         2000          2000
                                                     ------------  -------------

   Raw materials.................................    $  3,509,050  $   1,315,988
   Work-in-progress..............................         264,956      1,414,121
   Finished goods................................       1,876,206      1,538,043
                                                     ------------  -------------
                                                     $  5,650,212  $   4,268,152
                                                     ============  =============

CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS


The Company considers all highly liquid investments with an original maturity of three months or less from the date of purchase to be cash equivalents. Short-term investments are in highly liquid financial instruments with original maturities greater than three months but less than one year and are classified as "available-for-sale" investments.

As of December 31, 2000, the Company's cash and cash equivalents consisted of commercial paper and cash deposited in checking and money market accounts. For the first quarter of fiscal years 2001 and 2000, the Company did not make any cash payments for interest or income taxes.

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

Software components are generally not sold separately from the Company's hardware components. Accordingly, the Company allocates revenues between the hardware and software components of its products based on management's best estimate of their relative fair market values. The Company then accounts for the recognition of software revenues in accordance with Statement of Position
(SOP) 97-2, "Software Revenue Recognition". Software revenues consist of license revenues that are recognized upon the delivery of application products. The Company provides limited post-contract customer support (PCS), consisting primarily of technical support and "bug" fixes. In accordance with SOP 97-2, revenue earned on software arrangements involving multiple elements is allocated to each element based upon the relative fair values of the elements. Although the Company provides PCS, the revenue allocated to this element is recognized together with the initial licensing fee on delivery of the software because: (1) the PCS fee is included with the initial licensing fee; (2) the PCS included with the initial license fee is for one year or less; (3) the estimated cost of providing PCS during the arrangement is insignificant; and (4) unspecified upgrades/enhancements offered for minimal or no cost related to PCS arrangements historically have been and are expected to continue to be minimal and infrequent. All estimated costs of providing the services, including upgrades/enhancements are accrued for at the time of delivery.

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

BASIC AND DILUTED NET LOSS PER SHARE

Basic and diluted net loss per share has been calculated under SFAS No. 128, "Earnings Per Share." SFAS No. 128 requires companies to compute earnings per share under two methods (basic and diluted). Basic net loss per share is calculated by dividing net loss by the weighted-average shares of common stock outstanding during the period. The basic net loss per share calculation has been appropriately weighted to reflect the shares of common stock issued and preferred stock that was converted to common stock upon the Company's initial public offering in October 1999 (see Note 2). No separate diluted loss per share information has been presented in the accompanying unaudited condensed consolidated statements of operations since potential common shares from the conversion of preferred stock, stock options and warrants are antidilutive. The Company evaluated the requirements of the Securities and Exchange Commission Staff Accounting Bulletin No. 98 ("SAB No. 98"), and concluded that there are no nominal issuances of common stock or potential common stock which would be required to be shown as outstanding for all periods presented herein as outlined in SAB No. 98.

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

Net revenue by geographic region based on customer location for the three month periods ended December 31, 2000 and 1999 were as follows:


                                                Three Months Ended
                                                    December 31,
                                                -------------------
                                                  2000       1999
                                                ========   ========
Net Revenue
     United States ............                    98%        97%
     International ............                     2%         3%
                                                --------   --------
                                                  100%       100%
                                                ========   ========

Net revenue by certain customers individually that account for more than 10% of revenue for the three month periods ended December 31, 2000 and 1999 were as follows:

                                                Three Months Ended
                                                    December 31,
                                                -------------------
                                                  2000       1999
                                                ========   ========

   Customer A                                      26%        16%
   Customer B                                      26%        --
   Customer C                                      17%        16%
   Customer D                                      12%        31%
   Others                                          19%        37%
                                                --------   --------
                                                  100%       100%
                                                ========   ========

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

Note 3. COMMITMENTS AND CONTINGENCIES

The Company is currently engaged in litigation with NetPhone, Inc. On June 30, 1999, the Company filed a complaint for declaratory judgment against NetPhone, Inc. seeking a judgement that the Company does not infringe any valid claims of U.S. Patent No. 5,875,234 patent ("the `234 patent") allegedly owned by NetPhone. NetPhone answered the complaint on July 13, 1999 and asserted a counterclaim, alleging that the Company infringe the `234 patent and seeking to preliminarily and permanently enjoin the Company from making, importing, using, offering to sell or selling what NetPhone refers to as the Quantum Device. On August 11, 1999, the Company received NetPhone's motion for preliminary injunction. On February 11, 2000, the district court issued an order denying NetPhone's motion for preliminary injunction, finding that "AltiGen has raised substantial questions as to whether the `234 patent will survive attacks on its validity at trial." NetPhone was subsequently acquired by Sonoma Systems, Inc. ("SSI"), and SSI has been added as a party to the lawsuit. The parties are currently engaging in discovery, and trial has been set for April 23, 2001. The Company intends to continue to vigorously defend itself against the allegation made by NetPhone and SSI. Any litigation is subject to inherent uncertainties and, therefore, there is no assurance that the Company will prevail or that an adverse outcome would not adversely affect the Company business or financial condition.

Note 4. RECENT ACCOUNTING PRONOUNCEMENTS

In March 2000, the FASB issued FASB Interpretation No. 44 (FIN 44), "Accounting for Certain Transactions involving Stock Compensation- an interpretation of APB No. 25." FIN 44 was effective July 1, 2000. FIN 44 clarifies the application of APB No. 25 for certain issues, specifically, (a) the definition of an employee,
(b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. The adoption of FIN 44 did not have a material impact on the Company's financial position or the results of operations.

Note 5.  DEFERRED STOCK COMPENSATION

The amortization of deferred stock compensation relates to the following items in the accompanying unaudited condensed consolidated statements of operations:

                                                         Three Months Ended
                                                            December 31,
                                                    -----------     -----------
                                                       2000             1999
                                                    ===========     ===========

     Research and development .............         $    71,614     $   105,806
     Sales and marketing ..................              54,352          88,190
     General and administrative ...........              44,200          49,244
                                                    -----------     -----------
                                                    $   170,166     $   243,240
                                                    ===========     ===========


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

OVERVIEW

We are a leading provider of integrated, multi-function telecommunications systems. We were incorporated in May 1994 and began operations in July 1994. From inception through July 1996, we were a development-stage company and had no revenues. During this period, our operating activities consisted primarily of developing our initial product, recruiting personnel, raising capital and building our corporate infrastructure. We first recognized revenues from product sales of our Quantum board and AltiWare software in July 1996. We generated net revenues of $2.4 million and $2.5 million for the three months ended December 31, 2000 and 1999, respectively. As of December 31, 2000, we had an accumulated deficit of $28.0 million.

We derive our revenues from sales of our AltiServ system, which includes Quantum boards, Triton boards and AltiWare software. Software sales were $505,000 and $283,000 for the three months ended December 31, 2000 and 1999, respectively. Revenues in the first quarter of fiscal 2001 include the introduction of our new software AltiServ OE 4.0. We generally do not sell software separately from our hardware products. We believe software sales will comprise a greater portion of our net revenues in the future. Product revenues consist of sales to end users (including dealers) and to distributors. Revenues from product sales to end users are recognized upon shipment. We defer recognition of sales to distributors until they resell our products to their customers. Under our distribution contracts, a distributor has the right in certain circumstances to return products the distributor determines are overstocked, so long as they provide an offsetting purchase order for products in an amount equal to or greater than the dollar value of the returned products. In addition, we provide distributors protection from subsequent price reductions.

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

                                               Three Months Ended
                                                  December 31,
                                            -------------------------
                                               2000          1999
                                            =========================
                                                   (unaudited)

Revenues,net.............................      100.0%       100.0%
Cost of revenues.........................       49.9         46.7
                                            -----------   -----------
Gross profit.............................       50.1         53.3
Operating expenses :
  Research and development...............       48.6         33.0
  Sales and marketing....................       85.2         67.3
  General and administrative.............       32.5         28.7
  Deferred stock compensation............        7.1          9.8
                                            -----------   -----------
     Total operating expenses............      173.4        138.8
                                            -----------   -----------
Loss from operations.....................     (123.3)       (85.5)
Interest and other income, net...........       20.1         19.0
                                            -----------   -----------
Net loss ..................................   (103.2)%      (66.5)%
                                            ===========   ===========

Revenues, net. Revenues consist of sales to end users (including dealers) and to distributors. Net revenues were $2.4 million for the first quarter of fiscal 2001, a decrease of 4% from net revenues of $2.5 million for the first quarter of fiscal 2000. The decrease in revenues was primarily due to a) a restructuring of our sales and marketing organization and b) a combination of lower growth in equipment spending and traditional seasonal slowdown among our customers. Sales through our main distributors, AltiSys, Synnex, Ingram Micro, Tech Data, and Avnet/Hallmark accounted for approximately 26.4%, 25.8%, 17.4%, 11.5% and 6.3%, respectively, of our revenues for the first quarter of fiscal 2001 compared to 16.1%, 0%, 15.6%, 31.4%, and 1.5%, respectively, of our revenues for the same period of fiscal 2000.

Cost of revenues. Cost of revenues remained relatively flat at $1.2 million for the first quarter of fiscal 2001 and 2000. Cost of revenues consists primarily of component and material costs, direct labor cost, provisions for excess and obsolete inventory, warranty costs and overhead related to manufacturing our products. Cost of revenues as a percentage of net revenues increased from 46.7% for the first quarter of fiscal 2000 to 49.9% for the first quarter of fiscal 2001. This increase was primarily due to an increase in provision for excess and obsolete inventory as a result of our higher inventory balance as of December 31, 2000.

Gross profit. Gross profit decreased to $1.2 million for the first quarter of fiscal 2001 from $1.3 million for the same period of fiscal 2000. As a percentage of revenue, gross profit decreased from 53.3% for the first quarter of fiscal 2000 to 50.1% for the same period of fiscal 2001. The decrease in gross profit as a percentage of net revenues was primarily due to an increase in provision for excess and obsolete inventory as well as the decrease in revenues.

Research and development expenses. Research and development expenses increased to $1.2 million for the first quarter of fiscal 2001 from $821,000 for the same period of fiscal 2000. The increase was primarily due to hiring of additional engineers, and increased resources dedicated to release of new products. Additionally, the Company expanded research and development facilities in China, resulting in increased depreciation and spending on design and development of new products. We currently intend to increase research and development expenses in absolute dollars in the foreseeable future to allow us to develop new products, features, and expand into new markets in Asia Pacific.

Sales and marketing expenses. Sales and marketing expenses increased to $2.0 million for the first quarter of fiscal 2001 from $1.7 million for the same period of fiscal 2000. This increase was primarily due to hiring additional sales and marketing personnel, increasing advertising and promotional activities and increasing training to identify and educate new qualified authorized dealers. We intend to increase our marketing campaign in absolute dollars for our new product releases, and continue to pursue new channels and markets and to promote customer and end user awareness of the features and benefits of our products. We expect these increased expenses will increase the amount of our net losses (or reduce the amount of any net profits that we may have).

General and administrative expenses. General and administrative expenses remained relatively flat at $774,000 for the first quarter of fiscal 2001 as compared to $714,000 for the same period of fiscal 2000. We currently intend to increase general and administrative expenses in absolute dollars, as we add personnel and incur additional costs resulting from the expected growth of our business. We expect these increased expenses to increase the amount of our net losses (or reduce the amount of any net profits that we may have).

Deferred stock compensation expense. Deferred stock compensation expense was $170,000 for the first quarter of fiscal 2001 as compared to $243,000 for the same period of fiscal 2000. The aggregate deferred stock compensation charge was reduced due to the cancellation of approximately 493,000 options related to employees who have terminated their employment prior to the stock options being vested. Deferred stock compensation expense reflects the amortization of stock compensation charges resulting from granting stock options at exercise prices below the deemed fair value of our common stock on the dates the options were granted. We are amortizing these amounts using the straight-line method over the vesting period of the related stock options. We expect to amortize approximately $511,000 of the remaining balance of this deferred stock compensation in fiscal year 2001, $540,000 in fiscal year 2002, and $121,000 in fiscal year 2003 and doing so will increase our loss (or reduce any profits that we may have).

Interest and other income, net. Net interest and other income expenses remained relatively flat at $479,000 for the first quarter of fiscal 2001 as compared to $472,000 for the same period of fiscal 2000. The Company invested the proceeds from our initial public offering in October 1999 in highly liquid, short-term and long-term investments.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily from the sale of equity securities. We have raised an aggregate of $24.7 million, net of offering expenses, through the sale of preferred stock. On October 8, 1999 AltiGen received cash proceeds, net of underwriters' discounts and commissions, and expenses previously paid of $1.5 million totaling approximately $33.3 million upon the closing of its initial public offering. As of December 31, 2000, we had cash and cash equivalents of $12.8 million, which consist of cash deposited in checking and money market accounts with original maturities of less than three months.

Net cash used in our operating activities was $3.9 million for the first quarter of fiscal 2001 and $2.6 million for the first quarter of fiscal 2000. Net cash used in operating activities primarily reflected the impact of the net loss for each of the periods.

Net cash provided by investing activities was $1.4 million for the first quarter of fiscal 2001, which was primarily a result of redemption of short and long-term investments. Cash used in investing activities for the first quarter of fiscal 2000 was $6.3 million, which was primarily a result of purchases of short and long-term investments.

Net cash provided by financing activities was $150,000 for the first quarter of fiscal 2001, consisting primarily of proceeds from the exercise of stock options and investments in our employee stock purchase plan. Cash provided by financing activities was $34.7 million for the first quarter of fiscal 2000, which was primarily due to $33.3 million in net proceeds from the initial public offering of 3,737,500 shares of common stock on October 9, 1999.

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

We have experienced operating losses since our inception. As of December 31, 2000, we had an accumulated deficit of $28.0 million. We expect to incur operating losses for the foreseeable future, and these losses may be substantial. Further, we expect our operating cash flows to be negative for the foreseeable future. Because we expect increased expenditures for product development and general and administrative expenses, and substantial increases in sales and marketing expenses, we will need to increase revenues significantly to achieve profitability and positive operating cash flows. Even if we do achieve profitability and positive operating cash flows, we may not be able to sustain or increase profitability or positive operating cash flows on a quarterly or annual basis.

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

Sales through our five key distributors, Altisys, Synnex, Ingram Micro, Tech Data and Avnet/Hallmark accounted for 87.4% of our net revenues in the first quarter of fiscal 2001. Our business and operating results will suffer if either of these distributors does not continue distributing our products, fails to distribute the volume of our products that it currently distributes or fails to expand our customer base. We also need to establish and maintain relationships with additional distributors and original equipment manufacturers. We may not be able to establish, or successfully manage, relationships with additional distribution partners. In addition, our agreements with distributors typically provide for termination by either party upon written notice to the other party. For example, our agreement with Tech Data provides for termination, with or without cause, by either party upon 30 days' written notice to the other party, or upon insolvency or bankruptcy. Generally, these agreements are non-exclusive and distributors sell products that compete with ours. If we fail to establish or maintain relationships with distributors and original equipment manufacturers, our ability to increase or maintain our sales and our customer base will be substantially harmed.

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

Generally, litigation, which could be costly and time consuming, may be necessary to determine the scope and validity of others' proprietary rights, or to enforce any patent issued to us, in either case, in judicial or administrative proceedings. For example, we are currently engaged in litigation with NetPhone, Inc. On June 30, 1999, we filed a complaint for declaratory judgment against NetPhone, Inc. seeking a judgement that we do not infringe any valid claims of U.S. Patent No. 5,875,234 patent ("the `234 patent") allegedly owned by NetPhone. NetPhone answered our complaint on July 13, 1999 and asserted a counterclaim against us, alleging that we infringe the `234 patent and seeking to preliminarily and permanently enjoin us from making, importing, using, offering to sell or selling what NetPhone refers to as the quantum Device. On August 11, 1999, AltiGen received NetPhone's motion for preliminary injunction. On February 11, 2000, the district court issued an order denying NetPhone's motion for preliminary injunction, finding that "AltiGen has raised substantial questions as to whether the `234 patent will survive attacks on its validity at trial." NetPhone was subsequently acquired by Sonoma Systems, Inc. ("SSI"), and SSI has been added as a party to the lawsuit. The parties are currently engaging in discovery, and trial has been set for April 23, 2001. We intend to continue to vigorously defend the Company against the allegation made by NetPhone and SSI. Any litigation is subject to inherent uncertainties and, therefore, we cannot assure you that we will prevail or that an adverse outcome would not adversely affect our business or financial condition.

This litigation could be costly and time consuming. An adverse outcome could require us to obtain a license from NetPhone or require us to cease sales of what NetPhone calls the "Quantum device" and possibly alter the design of some of our products. For the first quarter of fiscal 2001, sales of our Quantum board constituted 50.0% of our revenues. Accordingly, an adverse outcome could materially harm our business. See " Part II, Item 1, Legal Proceedings."

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

For the first quarter of fiscal 2001 approximately 1.8% of our net revenues came from customers outside of the United States. We intend to expand our international sales and marketing efforts. Our efforts are subject to a variety of risks associated with conducting business internationally, any of which could seriously harm our business, financial condition and results of operations. These risks include:

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

PART II

Item1.  Legal Proceedings

Generally, litigation, which could be costly and time consuming, may be necessary to determine the scope and validity of others' proprietary rights, or to enforce any patent issued to us, in either case, in judicial or administrative proceedings. For example, we are currently engaged in litigation with NetPhone, Inc. On June 30, 1999, we filed a complaint for declaratory judgment against NetPhone, Inc. in U.S. District Court for the Northern District of California seeking a judgment that we do not infringe any valid claims of U.S. Patent No. 5,875,234 patent ("the `234 patent") allegedly owned by NetPhone. NetPhone answered our complaint on July 13, 1999 and asserted a counterclaim against us, alleging that we infringe the `234 patent and seeking to preliminarily and permanently enjoin us from making, importing, using, offering to sell or selling what NetPhone refers to as the Quantum Device. On August 11, 1999, AltiGen received NetPhone's motion for preliminary injunction. On February 11, 2000, the district court issued an order denying NetPhone's motion for preliminary injunction, finding that "AltiGen has raised substantial questions as to whether the '234 patent will survive attacks on its validity at trial." NetPhone was subsequently acquired by Sonoma Systems, Inc. ("SSI"), and SSI has been added as a party to the lawsuit. The parties are currently engaging in discovery, and trial has been set for April 23, 2001. We intend to continue to vigorously defend the Company against the allegations made by NetPhone and SSI. Any litigation is subject to inherent uncertainties and, therefore, we cannot assure you that we will prevail in this litigation, or that an adverse outcome would not adversely affect our business or financial condition.

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

Item 2. Changes in Securities and Use of Proceeds

For the three months ended December 31, 2000, we issued 8,383 shares of common stock pursuant to the exercise of stock options at exercise prices ranging from $0.17 to $0.87. All of the stock options were granted under our 1994 Stock Option Plan prior to our initial public offering. For the same period, 66,992 shares were purchased and distributed to employees at an average price of $2.20 per share related to Employee Stock Purchase Plan. All of these stocks were granted under our 1999 Employee Stock Purchase Plan. Our issuance of shares of our common stock upon the exercise of these options was exempt from registrant pursuant to rule 701 promulgated under the Securities Act of 1933, as amended.

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 6. Exhibits and Report on Form 8-K

(a)     Exhibits:

        Exhibits 27 - Financial Data Schedule

(b)     Report on Form 8-K

        None

Item 3. and Item 5. not applicable

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Fremont, State of California, on the 12th day of February, 2001.

                                    ALTIGEN COMMUNICATIONS, INC.

                                    By: /s/ Phillip M. McDermott
                                        ------------------------

                                    Phillip M. McDermott
                                    Chief Financial Officer
Dated: February 12, 2001            (Principal Financial and Accounting Officer)