Form 10-Q
period 2001-03-31
ALTIGEN COMMUNICATIONS INC
filed 2001-05-14
CIK 1003607

================================================================================
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                            ----------------------
                                   FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITY EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                      OR

[_] TRANSITION Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ____________ to ____________

                       Commission File Number  000-27427
                            ---------------------

                         ALTIGEN COMMUNICATIONS, INC.
            (Exact name of Registrant as specified in its charter)

         Delaware                                        94-3204299
----------------------------------------       ---------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                       Identification Number)

47427 Fremont Boulevard                                     94538
      Fremont, CA                              ---------------------------------
----------------------------------------                  (zip code)
(address of principal executive offices)

      Registrant's telephone number, including area code: (510) 252-9712
                                                           -------------
       Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: Common Stock
(Title of Class)
                            ---------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X   NO_____
    -----

AS OF MAY 11, 2001, 13,768,532 SHARES OF THE REGISTRANT'S COMMON STOCK WERE OUTSTANDING.












================================================================================

                               Table of Contents

                                                                                         Page
PART I  FINANCIAL INFORMATION
   Item 1. Unaudited Condensed Consolidated Financial Statements:

           Unaudited Condensed Consolidated Balance Sheets as of
           March 31, 2001 and September 30, 2000                                           3

           Unaudited Condensed Consolidated Statements of Operations for
           the Three and Six Months Ended March 31, 2001 and 2000                          4

           Unaudited Condensed Consolidated Statements of Cash Flows for
           the Six Months Ended March 31, 2001 and 2000                                    5

           Notes to Unaudited Condensed Consolidated Financial Statements                  6

   Item 2. Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                                          10

   Item 3. Quantitative and Qualitative Disclosures about Market Risk                     21

PART II  OTHER INFORMATION

   Item 1. Legal Proceedings                                                              22

   Item 2. Changes in Securities and Use of Proceeds                                      22

   Item 3. Defaults Upon Senior Securities                                                22

   Item 4. Submission of Matters to a Vote of Security Holders                            22

   Item 5. Other Information                                                              22

   Item 6. Exhibits and Reports on Form 8-K                                               22

SIGNATURES

PART I.  FINANCIAL INFORMATION

Item 1.  Unaudited Condensed Consolidated Financial Statements.


                                                   ALTIGEN COMMUNICATIONS, INC.
                                               CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                  March 31,                  September 30,
                                                                                    2001                         2000
                                                                                 -----------                 ------------
                                                                                 (unaudited)                 (see Note 1)
ASSETS
Current assets:
   Cash and cash equivalents....................................                $ 14,313,624                 $ 15,141,380
   Short-term investments.......................................                   8,336,826                   14,082,129
   Accounts receivable, net of allowances of $300,953 and
       $423,296, respectively...................................                   1,634,646                    2,041,395
   Inventories, net.............................................                   5,331,213                    4,268,152
   Prepaid expenses and other current assets....................                     556,253                      358,094
   Promissory note to officer / stockholder.....................                   1,000,000                    1,000,000
                                                                                ------------                 ------------
            Total current assets................................                  31,172,562                   36,891,150
                                                                                ------------                 ------------
Property and equipment:
   Leasehold improvement........................................                     297,922                           --
   Furniture and equipment......................................                   1,574,452                    1,313,004
   Computer software............................................                     751,040                      632,638
                                                                                ------------                 ------------
                                                                                   2,623,414                    1,945,642
   Less: Accumulated depreciation...............................                  (1,380,220)                  (1,097,003)
                                                                                ------------                 ------------
       Net property and equipment...............................                   1,243,194                      848,639
                                                                                ------------                 ------------
Long-term investments...........................................                     397,826                      905,626
                                                                                ------------                 ------------
                                                                                $ 32,813,582                 $ 38,645,415
                                                                                ============                 ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable.............................................                $    886,735                 $  1,105,295
   Accrued liabilities:
       Payroll and related benefits.............................                     286,598                      521,420
       Warranty.................................................                     652,814                      719,889
       Marketing................................................                     312,279                      275,683
       Other....................................................                     653,900                      921,208
   Deferred revenue.............................................                     524,263                      610,018
                                                                                ------------                 ------------
            Total current liabilities...........................                   3,316,589                    4,153,513
                                                                                ------------                 ------------
Commitments and contingencies (Note 2)
Stockholders' equity:
   Common stock, $.001 par value; Authorized - 50,000,000
       Shares; Outstanding - 13,627,454 shares at March
       31, 2001 and 13,507,162 shares at September 30, 2000.....                      13,627                       13,507
   Additional paid-in capital...................................                  61,480,099                   61,368,011
   Deferred stock compensation..................................                    (771,052)                  (1,341,974)
   Accumulated deficit..........................................                 (31,225,681)                 (25,547,642)
                                                                                ------------                 ------------
            Total stockholders' equity..........................                  29,496,993                   34,491,902
                                                                                ------------                 ------------
                                                                                $ 32,813,582                 $ 38,645,415
                                                                                ============                 ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                         ALTIGEN COMMUNICATIONS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                      Three Months Ended March 31,    Six Months Ended March 31,
                                                      ----------------------------    --------------------------
                                                         2001            2000           2001           2000
                                                      ------------     -----------    -----------    -----------
Revenues, net......................................    $ 2,910,209     $ 3,169,636    $ 5,294,719    $ 5,654,633
Cost of revenues...................................      1,703,228       1,424,787      2,894,975      2,585,437
                                                      ------------     -----------    -----------    -----------
Gross profit.......................................      1,206,981       1,744,849      2,399,744      3,069,196
                                                      ------------     -----------    -----------    -----------
Operating expenses:
 Research and development..........................      1,208,914         975,808      2,367,002      1,797,040
 Sales and marketing...............................      2,515,100       2,634,913      4,546,276      4,307,092
 General and administrative........................        729,363         911,698      1,503,264      1,625,205
 Deferred stock compensation  (Note 3).............        352,564         243,240        522,730        486,480
                                                      ------------     -----------    -----------    -----------
   Total operating expenses........................      4,805,941       4,765,659      8,939,272      8,215,817
                                                      ------------     -----------    -----------    -----------
Loss from operations...............................     (3,598,960)     (3,020,810)    (6,539,528)    (5,146,621)
Interest and other income, net.....................        382,565         545,994        861,489      1,018,422
                                                      ------------     -----------    -----------    -----------
Net loss...........................................    $(3,216,395)    $(2,474,816)   $(5,678,039)   $(4,128,199)
                                                      ------------     -----------    -----------    -----------
 Basic and diluted net loss per share..............    $     (0.24)    $     (0.18)   $     (0.42)   $     (0.32)
                                                      ------------     -----------    -----------    -----------
 Shares used in computing basic
   and diluted net loss per share..................     13,613,785      13,430,353     13,584,501     13,086,614
                                                      ------------     -----------    -----------    -----------

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                         ALTIGEN COMMUNICATIONS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                     Six Months Ended March 31,
                                                                                    ---------------------------
                                                                                        2001           2000
                                                                                    -------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss........................................................................  $ (5,678,039)  $ (4,128,199)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation..................................................................       283,217        230,515
    Amortization of deferred stock compensation...................................       522,730        486,480
    Provision for accounts receivable allowance...................................        26,406        144,480
    Provision for excess and obsolete inventories.................................       670,000         50,000
  Changes in operating assets and liabilities:
    Accounts receivable...........................................................       380,343       (766,609)
    Inventories...................................................................    (1,733,061)       (29,708)
    Prepaid expenses and other current assets.....................................      (198,159)      (270,602)
    Accounts payable..............................................................      (218,560)      (822,475)
    Accrued liabilities...........................................................      (532,609)       688,119
    Deferred revenue..............................................................       (85,755)       (49,496)
                                                                                    ------------   ------------
      Net cash used in operating activities.......................................    (6,563,487)    (4,467,495)
                                                                                    ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of investments......................................................   (15,190,738)   (26,638,062)
    Net proceeds from sale of investments.........................................    21,443,841      3,600,000
    Purchases of property and equipment...........................................      (677,772)      (323,836)
                                                                                    ------------   ------------
      Net cash provided by (used in) investing activities.........................     5,575,331    (23,361,898)
                                                                                    ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuances of common stock.........................................     160,400     37,392,967
    Issuance costs related to initial public offering of common stock...............          --     (2,661,194)
                                                                                    ------------   ------------
      Net cash provided by financing activities.....................................     160,400     34,731,773
                                                                                    ------------   ------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS..............................      (827,756)     6,902,380
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD....................................    15,141,380      5,934,070
                                                                                    ------------   ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD..........................................  $ 14,313,624   $ 12,836,450
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

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). These unaudited condensed consolidated financial statements reflect the operations of the Company and its wholly-owned subsidiary. All significant intercompany transactions and balances have been eliminated. In our opinion, these unaudited condensed consolidated financial statements include all adjustments necessary (which are of a normal and recurring nature) for a fair presentation of the Company's financial position, results of operations and cash flows for the periods presented.

The condensed consolidated balance sheet as of September 30, 2000 has been derived from the audited consolidated financial statements as of that date.

These financial statements should be read in conjunction with our audited consolidated financial statements for the fiscal year ended September 30, 2000, included in the Company's 2000 Annual Report on Form 10-K. Our results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

INVENTORIES

Inventories (which include costs associated with components assembled by third party assembly manufacturers, as well as internal labor and overhead) are stated at the lower of cost (first-in, first-out) or market. Provisions including $670,000 recorded during the six month period ended March 31, 2001, are made to reduce excess and obsolete inventories to their estimated net realizable values. The components of inventories include:

                                           March 31,         September 30,
                                        ------------         ------------
                                            2001                 2000
                                        ------------         ------------

    Raw materials....................   $  3,287,435         $  1,315,988
    Work-in-progress.................        366,537            1,414,121
    Finished goods...................      1,677,241            1,538,043
                                        ------------         ------------
                                        $  5,331,213         $  4,268,152
                                        ============         ============

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

As of March 31, 2001, the Company's cash and cash equivalents consisted of commercial paper and cash deposited in checking and money market accounts. For the second quarter of fiscal years 2001 and 2000, the Company did not make any cash payments for interest or income taxes.

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

BASIC AND DILUTED NET LOSS PER SHARE

Basic and diluted net loss per share has been calculated under SFAS No. 128, "Earnings Per Share." SFAS No. 128 requires companies to compute earnings per share under two methods (basic and diluted). Basic net loss per share is calculated by dividing net loss by the weighted-average shares of common stock outstanding during the period. No separate diluted loss per share information has been presented in the accompanying unaudited condensed consolidated statements of operations since potential common shares from the conversion of dilutive stock options are antidilutive. The Company evaluated the requirements of the SAB No. 98 and concluded that there are no nominal issuances of common stock or potential common stock which would be required to be shown as outstanding for all periods presented herein as outlined in SAB No. 98.

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

Net revenue by geographic region based on customer location for the three month and six month periods ended March 31, 2001 and 2000 were as follows:

                                                         Three Months Ended     Six Months Ended
                                                              March 31,            March 31,
                                                         --------   --------    --------  --------
                                                           2001       2000        2001      2000
                                                         ========   ========    ========  ========
Net Revenue
     United States ...............................         100%        94%         99%       95%
     International ...............................           -          6%          1%        5%
                                                         --------   --------    --------  --------
                                                           100%       100%        100%      100%
                                                         ========   ========    ========  ========

Net revenue by certain customers individually that account for more than 10% of revenue for the three month and six month periods ended March 31, 2001 and 2000 were as follows:

                                                         Three Months Ended    Six Months Ended
                                                             March 31,            March 31,
                                                        -------    --------   ------    -------
                                                          2001       2000      2001      2000
                                                        =======    ========   ======    =======
   Customer A                                              38%        14%       33%       --
   Customer B                                              28%        14%       27%       15%
   Customer C                                              22%        16%       20%       16%
   Customer D                                              --         21%       --        25%
   Customer E                                              --         11%       --        --
   Others                                                  12%        24%       20%       44%
                                                        -------    --------   ------    -------
                                                          100%       100%      100%      100%
                                                        =======    ========   ======    =======

Nearly all long-lived assets are located in the United States for all periods presented.

ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities,"which requires companies to record derivative financial instruments on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedging accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," which amend SFAS No. 133 to be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 (or October 1, 2000 for AltiGen). Management does not believe this statement will have a material impact on the financial position or results of operations as the Company does not currently hold any derivative instruments and does not engage in hedging activities.

Note 2. COMMITMENTS AND CONTINGENCIES

The Company has settled its litigation with Sonoma Systems, Inc. ("SSI"), formerly NetPhone, Inc. ("NetPhone"). On June 30, 1999, the Company had filed a complaint for declaratory judgment against NetPhone seeking a judgement that the Company does not infringe any valid claims of U.S. Patent No. 5,875,234 patent ("the `234 patent"), a patent allegedly owned by NetPhone. NetPhone answered the complaint on July 13, 1999 and asserted a counterclaim, alleging infringement and seeking injunctive relief against what NetPhone refers to as the Quantum Device. On August 11, 1999, the Company received NetPhone's motion for preliminary injunction. On February 11, 2000, the district court issued an order denying NetPhone's motion for preliminary injunction, finding that "AltiGen has raised substantial questions as to whether the `234 patent will survive attacks on its validity at trial." NetPhone was subsequently acquired by Sonoma Systems, Inc. and SSI was added as a party to the lawsuit.

On February 6, 2001, SSI and the Company entered into a Patent Cross-License Agreement pursuant to which the Company and SSI will have the right to use certain intellectual property rights of the other in their respective businesses. The terms of the Cross-License Agreement are confidential. This agreement finally settles all outstanding disputes between the parties, including the lawsuit that was pending in the U.S. District Court for the Northern District of California.

Note 3.  DEFERRED STOCK COMPENSATION

The amortization of deferred stock compensation relates to the following items in the accompanying unaudited condensed consolidated statements of operations:

                                                           Three Months Ended       Six Months Ended
                                                                March 31,               March 31,
                                                        ----------    ---------   ---------   ---------
                                                           2001         2000        2001        2000
                                                        ==========    =========   =========   =========
     Research and development ........................   $ 151,334    $ 105,806   $ 222,948   $ 211,612
     Sales and marketing .............................     110,162       88,190     164,514     176,380
     General and administrative ......................      91,068       49,244     135,268      98,488
                                                        ----------    ---------   ---------   ---------
                                                         $ 352,564    $ 243,240   $ 522,730   $ 486,480
                                                        ==========    =========   =========   =========

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

OVERVIEW

We are a leading provider of integrated, multi-function telecommunications systems. We were incorporated in May 1994 and began operations in July 1994. From inception through July 1996, we were a development-stage company and had no revenues. During this period, our operating activities consisted primarily of developing our initial product, recruiting personnel, raising capital and building our corporate infrastructure. We first recognized revenues from product sales of our Quantum board and AltiWare software in July 1996. We generated net revenues of $2.9 million and $5.3 million for the second quarter and the first six months of fiscal 2001, respectively, compared to net revenues of $3.2 million and $5.7 million for the second quarter and the first six months of fiscal 2000. As of March 31, 2001, we had an accumulated deficit of $31.2 million.

We derive our revenues from sales of our AltiServ system, which includes Quantum boards, Triton boards and AltiWare software. Software sales were $531,000 and $1.0 million for the second quarter and the first six months of fiscal 2001, respectively, compared to software sales of $304,000 and $587,000 for the second quarter and the first six months of fiscal 2000, respectively. We generally do not sell software separately from our hardware products. We believe software sales will comprise a greater portion of our net revenues in the future.
Product revenues consist of sales to end users (including dealers) and to distributors. Revenues from product sales to end users are recognized upon shipment. We defer recognition of sales to distributors until they resell our products to their customers. Under our distribution contracts, a distributor has the right in certain circumstances to return products the distributor determines are overstocked, so long as they provide an offsetting purchase order for products in an amount equal to or greater than the dollar value of the returned products. In addition, we provide distributors protection from subsequent price reductions.

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

Results of Operations

The following table sets forth consolidated statements of operations data for the periods indicated as a percentage of net revenues.

                                                   Three Months Ended                     Six Months Ended
                                                       March 31,                             March 31,
                                               -------------------------             -------------------------
                                                2001               2000               2001               2000
                                               =========================             =========================
                                                      (unaudited)                           (unaudited)
Revenues,net............................          100.0%           100.0%                100.0%           100.0%
Cost of revenues .......................           58.5             45.0                  54.7             45.7
                                               --------         --------              --------         --------
Gross profit............................           41.5             55.0                  45.3             54.3
Operating expenses :
Research and development ...............           41.5             30.8                  44.7             31.8
Sales and marketing ....................           86.4             83.0                  85.8             76.2
General and administrative .............           25.1             28.8                  28.4             28.7
Deferred stock compensation.............           12.1              7.7                   9.9              8.6
                                               --------         --------              --------         --------
Total operating expenses................          165.1            150.3                 168.8            145.3
                                               --------         --------              --------         --------
Loss from operations ...................         (123.6)           (95.3)               (123.5)           (91.0)
Interest and other income, net .........           13.1             17.2                  16.3             18.0
                                               --------         --------              --------         --------
Net loss................................         (110.5)%          (78.1)%              (107.2)%          (73.0)%
                                               ========         ========              ========         ========

Revenues, net. Revenues consist of sales to end users (including dealers) and to distributors. Net revenues were $2.9 million and $5.3 million for the second quarter and the first six months of fiscal 2001, a decrease of 8% and 6% from net revenues of $3.2 million and $5.7 million for the same periods of fiscal 2000, respectively. The decrease in revenues was a result of decreased or delayed capital spending by existing and prospective customers and the recent slowdown of the U.S. economy. Sales through our main distributors, AltiSys, Synnex, Ingram Micro, and Tech Data (now terminated) accounted for approximately 28.2%, 38.2%, 21.7%, and 4.0%, respectively, of our revenues for the second quarter of fiscal 2001 compared to 14.5%, 14.2%, 16.1%, and 20.8%, respectively, of our revenues for the same period of fiscal 2000.

Cost of revenues. Cost of revenues were $1.7 million and $2.9 million for the second quarter and the first six months of fiscal 2001, an increase of 20% and 12% from cost of revenues of $1.4 million and $2.6 million for the same periods of fiscal 2000, respectively. Cost of revenues consists primarily of component and material costs, direct labor costs, provisions for excess and obsolete inventory, warranty costs and overhead related to manufacturing our products. Cost of revenues as a percentage of net revenues increased from 45.0% and 45.7% for the second quarter and the first six months of fiscal 2000, respectively, to 58.5% and 54.7% for the same periods of fiscal 2000, respectively. This increase was primarily due to an increase in provision for excess and obsolete inventory as a result of our higher inventory balance as of March 31, 2001 reflecting the slowdown in telecom capital spending and the general downturn in the U.S. economy. Management continues to closely monitor the company's inventory levels. Further declines in demand, although not currently anticipated, would result in reduced sales, increased operating losses and reductions in inventory valuation.

Gross profit. Gross profit decreased to $1.2 million and $2.4 million for the second quarter and the first six months of fiscal 2001, respectively, from $1.4 million and $3.1 million for the same periods of fiscal 2000, respectively. As a percentage of revenue, gross profit decreased from 55.0% and 54.3% for the second quarter and the first six months of fiscal 2000, respectively, to 41.5% and 45.3% for the same periods of fiscal 2001, respectively. The decrease in gross profit as a percentage of net revenues was primarily due to an increase in provision for excess and obsolete inventory as well as the decrease in revenues.

Research and development expenses. Research and development expenses increased to $1.2 million and $2.4 million for the second quarter and the first six months of fiscal 2001, respectively, from $976,000 and $1.8 million for the same periods of fiscal 2000, respectively. The increase was primarily due to hiring of additional engineers, and increased resources dedicated to release of new products. Additionally, the Company expanded research and development facilities in China, resulting in increased depreciation and spending on design and development of new products. We currently intend to increase research and development expenses in absolute dollars in the foreseeable future to allow us to develop new products, features, and expand into new markets in Asia Pacific.

Sales and marketing expenses. Sales and marketing expenses remained relatively flat at $2.5 million and $4.5 million for the second quarter and the first six months of fiscal 2001, respectively, from $2.6 million and $4.3 million for the same periods of fiscal 2000, respectively. Sales and marketing expenses consist of compensation, commissions and related cost for personnel engaged in sales and marketing functions, trade show expenses, promotional and marketing programs and related expenses. The reduction in expenditures for the second quarter of fiscal 2001 was the result of management's desire to conserve capital during the current economic downturn. In the near term, sales and marketing expenses are expected to be maintained at the same level as in the previous quarter. Long term, it may be necessary to increase sales and marketing expenses to introduce our new products and continue to pursue new channels and markets and to promote customer and end user awareness of the features and benefits of our products.

General and administrative expenses. General and administrative expenses decreased to $729,000 and $1.5 million for the second quarter and the first six months of fiscal 2001 from $912,000 and $1.6 million for the same period of fiscal 2000, respectively. The decrease was primarily due to reduction in legal fees as a result of the settlement of litigation with Sonoma Systems, Inc. and management's desire to conserve capital during the current economic downturn. In the near term, general and administrative expenses are expected to be maintained at the same level as in the previous quarter. Long term, it may be necessary to increase general and administrative expenses while we continue to build our infrastructure to support the growth of our business.

Deferred stock compensation expense. Deferred stock compensation expense was $353,000 and $523,000 for the second quarter and the first six months of fiscal 2001, respectively, as compared to $243,000 and $486,000 for the same period of fiscal 2000, respectively. Deferred stock compensation expense reflects the amortization of stock compensation charges resulting from granting stock options at exercise prices below the deemed fair value of our common stock on the dates the options were granted. We are amortizing these amounts using the straight-line method over the vesting period of the related stock options. We expect to amortize approximately $279,000 of the remaining balance of this deferred stock compensation in fiscal year 2001, $401,000 in fiscal year 2002, and $91,000 in fiscal year 2003 and doing so will increase our loss (or reduce any profits that we may have).

Interest and other income, net. Net interest and other income decreased to $383,000 and $861,000 for the second quarter and the first six months of fiscal 2001, respectively, from $546,000 and $1.0 million for the same period of fiscal 2000, respectively. The Company invested the proceeds from our initial public offering in October 1999 in highly liquid, short-term and long-term investments. The decrease was due to decreases in invested principal and interest rates.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through the sale of equity securities. We have raised an aggregate of $24.7 million, net of offering expenses, through the sale of preferred stock. On October 8, 1999, AltiGen received cash proceeds, net of underwriters' discounts and commissions, and expenses previously paid of $1.5 million, totaling approximately $33.3 million upon the closing of its initial public offering. As of March 31, 2001, we had cash and cash equivalents of $14.3 million, which consist of cash deposited in checking and money market accounts with original maturities of less than three months and $8.3 million of short-term investments.

Net cash used in our operating activities was $6.6 million and $4.5 million for the six months ended March 31, 2001 and 2000, respectively. Net cash used in operating activities primarily reflected the impact of the net loss for each of the periods, as well as working capital required to fund our growth in operations.

Net cash provided by investing activities was $5.6 million for the six months ended March 31, 2001, which was primarily a result of redemption of short-term investments. Cash used in investing activities for the six months ended March 31, 2000 was $23.4 million, which was primarily a result of purchases of short and long-term investments.

Net cash provided by financing activities was $160,000 for the six months ended March 2001, consisting primarily of proceeds from the exercise of stock options and investments in our employee stock purchase plan. Cash provided by financing activities was $34.7 million for the six months ended March 31, 2000, which was primarily due to $33.3 million in net proceeds from the initial public offering of 3,737,500 shares of common stock on October 9, 1999.

We currently believe that existing cash and cash equivalents balances and short-term investments, will provide us with sufficient funds to finance our operations for at least the next 12 months. Our management intends to invest our cash in excess of current operating requirements in short-term, interest-bearing investment-grade securities. Subsequently, we may need to raise additional funds, and additional financing may not be available on favorable terms, if at all. We may also require additional capital to acquire or invest in complementary businesses or products, or obtain the right to use complementary technologies. If we can not raise funds, if needed, on acceptable terms, we may not be able to develop or enhance our products, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements, which could seriously harm our business, financial condition, and results of operations. If additional funds are raised through the issuance of equity securities, the net tangible book value per share may decrease, the percentage ownership of then current stockholders may be diluted, and such equity securities may have rights, preferences or privileges senior to those of the holders of our common stock.

CERTAIN FACTORS AFFECTING BUSINESS, OPERATING RESULTS, AND FINANCIAL CONDITION

Risks Related to AltiGen

We have a history of losses and expect to incur future losses, which may prevent us from becoming profitable.

We have experienced operating losses since our inception. As of March 31, 2001, we had an accumulated deficit of $31.2 million. We expect to incur operating losses for the foreseeable future, and these losses may be substantial. Further, we expect our operating cash flows to be negative for the foreseeable future. Because we expect increased expenditures for product development and general and administrative expenses, and substantial increases in sales and marketing expenses, we will need to increase revenues significantly to achieve profitability and positive operating cash flows. Even if we do achieve profitability and positive operating cash flows, we may not be able to sustain or increase profitability or positive operating cash flows on a quarterly or annual basis.

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

Sales through our four key distributors, Altisys, Synnex, Ingram Micro, and Tech Data accounted for 92.0% of our net revenues in the second quarter of fiscal 2001. Our business and operating results will suffer if either of these distributors does not continue distributing our products, fails to distribute the volume of our products that it currently distributes or fails to expand our customer base. We also need to establish and maintain relationships with additional distributors and original equipment manufacturers. We may not be able to establish, or successfully manage, relationships with additional distribution partners. In addition, our agreements with distributors typically provide for termination by either party upon written notice to the other party. For example, our agreement with Synnex provides for termination, with or without cause, by either party upon 30 days' written notice to the other party, or upon insolvency or bankruptcy. Generally, these agreements are non-exclusive and distributors sell products that compete with ours. If we fail to establish or maintain relationships with distributors and original equipment manufacturers, our ability to increase or maintain our sales and our customer base will be substantially harmed. In the second quarter of fiscal 2001, we cancelled our agreement with Tech Data and Avnet/Hallmark.

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

Generally, litigation, which can be costly and time consuming, may be necessary to determine the scope and validity of others' proprietary rights, or to enforce any patent issued to us, in either case, in judicial or administrative proceedings. For example, we have settled a litigation with Sonoma Systems, Inc. ("SSI"), formerly NetPhone, Inc. On June 30, 1999, the Company had filed a complaint for declaratory judgment against NetPhone seeking a judgement that the Company does not infringe any valid claims of U.S. Patent No. 5,875,234 patent ("the `234 patent"), a patent allegedly owned by NetPhone. NetPhone answered the complaint on July 13, 1999 and asserted a counterclaim, alleging infringement and seeking injunctive relief against what NetPhone refers to as the Quantum Device. On August 11, 1999, the Company received NetPhone's motion for preliminary injunction. On February 11, 2000, the district court issued an order denying NetPhone's motion for preliminary injunction, finding that "AltiGen has raised substantial questions as to whether the `234 patent will survive attacks on its validity at trial." NetPhone was subsequently acquired by Sonoma Systems, Inc. and SSI was added as a party to the lawsuit.

On February 6, 2001, SSI and the Company entered into a Patent Cross-License Agreement pursuant to which the Company and SSI will have the right to use certain intellectual property rights of the other in their respective businesses. The terms of the Cross-License Agreement are confidential. This agreement finally settles all outstanding disputes between the parties, including the lawsuit that was pending in the U.S. District Court for the Northern District of California.

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

PART II

Item1.  Legal Proceedings

Generally, litigation, which can be costly and time consuming, may be necessary to determine the scope and validity of others' proprietary rights, or to enforce any patent issued to us, in either case, in judicial or administrative proceedings. For example, we have settled a litigation with Sonoma Systems, Inc. ("SSI"), formerly NetPhone, Inc. On June 30, 1999, the Company had filed a complaint for declaratory judgment against NetPhone seeking a judgement that the Company does not infringe any valid claims of U.S. Patent No. 5,875,234 patent ("the `234 patent"), a patent allegedly owned by NetPhone. NetPhone answered the complaint on July 13, 1999 and asserted a counterclaim, alleging infringement and seeking injunctive relief against what NetPhone refers to as the Quantum Device. On August 11, 1999, the Company received NetPhone's motion for preliminary injunction. On February 11, 2000, the district court issued an order denying NetPhone's motion for preliminary injunction, finding that "AltiGen has raised substantial questions as to whether the `234 patent will survive attacks on its validity at trial." NetPhone was subsequently acquired by Sonoma Systems, Inc. and SSI was added as a party to the lawsuit.

On February 6, 2001, SSI and the Company entered into a Patent Cross-License Agreement pursuant to which the Company and SSI will have the right to use certain intellectual property rights of the other in their respective businesses. The terms of the Cross-License Agreement are confidential. This agreement finally settles all outstanding disputes between the parties, including the lawsuit that was pending in the U.S. District Court for the Northern District of California.

Item 2. Changes in Securities and Use of Proceeds

For the three months ended March 31, 2001, we issued 44,917 shares of common stock pursuant to the exercise of stock options at exercise prices ranging from $0.17 to $0.83. All of the stock options were granted under our 1994 Stock Option Plan prior to our initial public offering. Our issuance of shares of our common stock upon the exercise of these options was exempt from registrant pursuant to rule 701 promulgated under the Securities Act of 1933, as amended.

Item 4. Submission of Matters to a Vote of Security Holders.

At the Company's annual meeting of stockholders on February 9, the stockholders approved the following items:

    1.  The election of the following individuals as directors of the Company:
        Wen-Huang (Simon) Chang and Richard Black.

    2. The appointment of Arthur Andersen LLP as the independent public accountants of the Company for the fiscal year ending September 30, 2001.

Item 6. Exhibits and Report on Form 8-K

(a)  Exhibits:

     None

(b)  Report on Form 8-K

     None

Item 3. and Item 5. not applicable

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Fremont, State of California, on the 14th day of May, 2001.


                                    ALTIGEN COMMUNICATIONS, INC.


Dated: May 14, 2001                 By: /s/ Philip M. McDermott
                                        -------------------------

                                    Philip M. McDermott,
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)