Form 10-Q
period 2001-06-30
ALTIGEN COMMUNICATIONS INC
filed 2001-08-13
CIK 1003607

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                             ____________________

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITY EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO ____________


                       Commission File Number  000-27427
                             ____________________

                         ALTIGEN COMMUNICATIONS, INC.
            (Exact name of Registrant as specified in its charter)

               DELAWARE                                94-3204299
-----------------------------------------      --------------------------
     (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)              Identification Number)

          47427 Fremont Boulevard
                Fremont, CA                               94538
 ----------------------------------------       --------------------------
(address of principal executive offices)                (zip code)




      Registrant's telephone number, including area code: (510) 252-9712
                                                          --------------
       Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: Common Stock

   (Title of Class)
                             ____________________

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

Yes  X   NO
    ---     __

AS OF AUGUST 9, 2001, 13,772,488 SHARES OF THE REGISTRANT'S COMMON STOCK WERE
                         OUTSTANDING.

================================================================================

                               Table of Contents

                                                                                           Page
PART I  FINANCIAL INFORMATION
   Item 1.   Unaudited Condensed Consolidated Financial Statements:

             Unaudited Condensed Consolidated Balance Sheets as of June 30,
             2001 and September 30, 2000                                                     3

             Unaudited Condensed Consolidated Statements of Operations for
             the Three and Nine Months Ended June 30, 2001 and 2000                          4

             Unaudited Condensed Consolidated Statements of Cash Flows for
             the Nine Months Ended June 30, 2001 and 2000                                    5

             Notes to Unaudited Condensed Consolidated Financial Statements                  6

   Item 2.   Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                                          11

   Item 3.   Quantitative and Qualitative Disclosures about Market Risk                     22

PART II  OTHER INFORMATION

   Item 1.   Legal Proceedings                                                              23

   Item 2.   Changes in Securities and Use of Proceeds                                      23

   Item 3.   Defaults Upon Senior Securities                                                23

   Item 4.   Submission of Matters to a Vote of Security Holders                            23

   Item 5.   Other Information                                                              23

   Item 6.   Exhibits and Reports on From 8-K                                               23

SIGNATURES

PART I.  FINANCIAL INFORMATION

Item 1.  Unaudited Condensed Consolidated Financial Statements.

                          ALTIGEN COMMUNICATIONS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                            June 30,                          September 30,
                                                                              2001                                2000
                                                                       ---------------------             -------------------
                                                                         (unaudited)                         (see Note 1)
ASSETS
Current assets:
   Cash and cash equivalents....................................          $       11,905,643              $    15,141,380
   Short-term investments.......................................                   7,106,442                   14,082,129
   Accounts receivable, net of allowances of $344,058 and
       $423,296, respectively...................................                   1,776,114                    2,041,395
   Inventories,.................................................                   3,592,617                    4,268,152
   Prepaid expenses and other current assets....................                     758,920                      358,094
   Promissory note to officer / stockholder.....................                   1,000,000                    1,000,000
                                                                        --------------------             ----------------
            Total current assets................................                  26,139,736                   36,891,150
                                                                        --------------------             ----------------
Property and equipment:
   Leasehold improvements.......................................                     297,922                           --
   Furniture and equipment......................................                   1,608,630                    1,313,004
   Computer software............................................                     816,403                      632,638
                                                                        --------------------             ----------------
                                                                                   2,722,955                    1,945,642
   Less: Accumulated depreciation and amortization..............                  (1,551,828)                  (1,097,003)
                                                                        --------------------             ----------------
       Net property and equipment...............................                   1,171,127                      848,639
                                                                        --------------------             ----------------
   Long-term investments                                                             397,826                      905,626
                                                                        --------------------             ----------------
                                                                          $       27,708,689              $    38,645,415
                                                                        ====================             ================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable.............................................          $          712,079              $     1,105,295
   Accrued liabilities:
       Payroll and related benefits.............................                     358,371                      521,420
       Warranty.................................................                     629,632                      719,889
       Marketing................................................                     375,412                      275,683
       Other....................................................                     454,536                      921,208
   Deferred revenue.............................................                     401,059                      610,018
                                                                        --------------------             ----------------
            Total current liabilities...........................                   2,931,089                    4,153,513
                                                                        --------------------             ----------------
Contingencies (Note 3)
Stockholders' equity:
   Common stock, $0.001 par value; Authorized -
       50,000,000 shares; Outstanding - 13,772,488 shares at
       June 30, 2001 and 13,507,162 shares at September 30,
       2000.....................................................                      13,772                       13,507
   Treasury stock...............................................                      (7,500)                          --
   Additional paid-in capital...................................                  61,589,897                   61,368,011
   Deferred stock compensation..................................                    (592,240)                  (1,341,974)
   Accumulated deficit..........................................                 (36,226,329)                 (25,547,642)
                                                                        --------------------             ----------------
            Total stockholders' equity..........................                  24,777,600                   34,491,902
                                                                        --------------------             ----------------
                                                                          $       27,708,689              $    38,645,415
                                                                        ====================             ================

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                          ALTIGEN COMMUNICATIONS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                        Three Months Ended June 30,    Nine Months Ended June 30,
                                                       ----------------------------  ----------------------------
                                                            2001           2000            2001           2000
                                                       -----------    -------------  ------------   -------------
Revenues, net......................................    $ 2,695,850    $ 4,047,636    $  7,990,570    $ 9,702,269
Cost of revenues...................................      2,672,082      1,815,252       5,567,056      4,410,629
                                                       -----------    -----------    ------------    -----------
Gross profit.......................................         23,768      2,232,384       2,423,514      5,291,640
                                                       -----------    -----------    ------------    -----------
Operating expenses:
 Research and development..........................      1,386,322      1,128,055       3,753,327      2,925,095
 Sales and marketing...............................      3,082,496      2,684,080       7,628,770      6,991,172
 General and administrative........................        665,924        765,905       2,169,188      2,381,170
 Deferred stock compensation (Note 4)..............        133,209        243,241         655,939        729,721
                                                       -----------    -----------    ------------    -----------
   Total operating expenses........................      5,267,951      4,821,281      14,207,224     13,027,158
                                                       -----------    -----------    ------------    -----------
Loss from operations...............................     (5,244,183)    (2,588,897)    (11,783,710)    (7,735,518)
Interest and other income, net.....................        243,535        539,046       1,105,023      1,557,468
                                                       -----------    -----------    ------------    -----------
Net loss...........................................    $(5,000,648)   $(2,049,851)   $(10,678,687)   $(6,178,050)
                                                       ===========    ===========    ============    ===========
 Basic and diluted net loss per share..............    $    (0.36)    $    (0.15)    $     (0.78)    $    (0.47)
                                                       ===========    ===========    ============    ===========
 Shares used in computing basic and diluted net
   loss per share..................................     13,722,266     13,473,597      13,630,423     13,215,137
                                                       ===========    ===========    ============    ===========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                          ALTIGEN COMMUNICATIONS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                       Nine Months Ended June 30,
                                                                                     ----------------------------
                                                                                          2001           2000
                                                                                     -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss........................................................................   $(10,678,687)  $ (6,178,050)
  Adjustments to reconcile net loss to net cash used in operating activities
    Depreciation  and amortization................................................        454,825        360,865
    Amortization of deferred stock compensation...................................        655,939        729,721
    Provision for accounts receivable allowance...................................         77,685        173,559
    Provision for excess and obsolete inventories.................................      2,149,000        125,000
  Changes in operating assets and liabilities
    Accounts receivable...........................................................        187,596     (1,028,780)
    Inventories...................................................................     (1,473,465)      (866,293)
    Prepaid expenses and other current assets.....................................       (400,826)      (291,646)
    Accounts payable..............................................................       (393,216)      (615,174)
    Accrued liabilities...........................................................       (620,249)       869,860
    Deferred revenue..............................................................       (208,959)         6,536
                                                                                     ------------   ------------
      Net cash used in operating activities.......................................    (10,250,357)    (6,714,402)
                                                                                     ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of investments.......................................................    (19,940,354)   (33,614,063)
   Net proceeds from sale of investments..........................................     27,423,841     11,850,000
   Purchases of property and equipment............................................       (777,313)      (361,939)
                                                                                     ------------   ------------
     Net cash provided by (used in) investing activities..........................      6,706,174    (22,126,002)
                                                                                     ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuances of common stock........................................        315,946     37,589,041
   Purchase of treasury stock.....................................................         (7,500)            --
   Issuance costs related to initial public offering of common stock..............             --     (2,661,194)
                                                                                     ------------   ------------
     Net cash provided by financing activities....................................        308,446     34,927,847
                                                                                     ------------   ------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS..............................     (3,235,737)     6,087,443
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD....................................     15,141,380      5,934,070
                                                                                     ------------   ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD..........................................   $ 11,905,643   $ 12,021,513
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

INVENTORIES

Inventories (which include costs associated with components assembled by third party assembly manufacturers, as well as internal labor and overhead) are stated at the lower of cost (first-in, first-out) or market. Provisions, including $2,149,000 recorded during the nine month periods ended June 30, 2001, are made to reduce excess and obsolete inventories to their estimated net realizable values. The components of inventories include:

                                              June 30,    September 30,
                                                2001           2000
                                             ----------     ----------

     Raw materials.......................    $1,544,674     $1,315,988
     Work-in-progress....................       593,103      1,414,121
     Finished goods......................     1,454,840      1,538,043
                                             ----------     ----------
                                             $3,592,617     $4,268,152
                                             ==========     ==========


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

As of June 30, 2001, the Company's cash and cash equivalents consisted of commercial paper and cash deposited in checking and money market accounts. For the third quarter of fiscal years 2001 and 2000, the Company did not make any cash payments for interest or income taxes.

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

In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 provides guidance on applying generally accepted accounting principles to revenue recognition in financial statements. Under current SEC guidance, the Company will be required to adopt SAB No. 101 in the fourth quarter of our fiscal 2001. The Company has evaluated the effect of the adoption of SAB No. 101 and has determined that the Company's current revenue recognition policies comply with SAB No. 101. Accordingly, the Company believes there will be no impact on the financial statements and result of operations from the adoption of SAB No. 101.

BASIC AND DILUTED NET LOSS PER SHARE

Basic and diluted net loss per share has been calculated under Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." SFAS No. 128 requires companies to compute earnings per share under two methods (basic and diluted). Basic net loss per share is calculated by dividing net loss by the weighted-average shares of common stock outstanding during the period. No separate diluted loss per share information has been presented in the accompanying unaudited condensed consolidated statements of operations since potential common shares from the conversion of dilutive stock options are antidilutive. The Company evaluated the requirements under SAB No. 98 and concluded that there are no nominal issuances of common stock or potential common stock which would be required to be shown as outstanding for all periods presented herein as outlined in SAB No. 98.


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

Net revenue by geographic region based on customer location for the three month and nine month periods ended June 30, 2001 and 2000 were as follows:

                                                                Three months Ended                  Nine months Ended
                                                                     June 30,                             June30,
                                                        ------------          ----------         ---------      --------
                                                             2001                2000              2001           2000
                                                         ===========          ==========         =========      ========
Net Revenue
     United States ...............................           97%                  86%               99%            92%
     International ...............................            3%                  14%                1%             8%
                                                         -----------          ----------         ---------      --------
                                                            100%                 100%              100%           100%
                                                         ============         ==========         =========      ========

Net revenue by certain customers individually that account for more than 10% of revenue for the three month and nine month periods ended June 31, 2001 and 2000 were as follows:

                                                         Three Months Ended    Nine Months Ended
                                                              June 30,             June 30,
                                                        -------    -------    -------    ------
                                                          2001       2000       2001      2000
                                                        =======    =======    =======    ======
   Customer A                                              55%        15%        41%       11%
   Customer B                                              22%        22%        27%       18%
   Customer C                                              20%        18%        21%       17%
   Customer D                                              --         17%        --        22%
   Others                                                   3%        28%        11%       32%
                                                        -------    -------    -------    ------
                                                          100%       100%       100%      100%
                                                        =======    =======    =======    ======

Nearly all long-lived assets are located in the United States for all periods presented.

Note 2. RECENT ACCOUNTING PRONOUNCEMENTS

In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Financial Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," which amends SFAS No. 133 to be effective for all fiscal years beginning after June 15, 2000. In June 2000, SFAS No. 133 was amended by SFAS No. 138, "Accounting for Certain Derivative Financial Instruments and Certain Hedging Activities", which amended or modified certain issues discussed in SFAS No. 133. SFAS No. 138 is also effective for all fiscal years beginning after June 15, 2000. SFAS No. 133 and SFAS No. 138 establish accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either as an asset or liability measured as its fair value. The statements also require that changes in the derivative's fair value be recognized currently in the earnings unless specific hedge accounting criteria are met. Accordingly there was no impact on the Company's financial statements as the Company does not currently hold any derivative instruments and does not engage in hedging activities.

In July 2001, FASB issued SFAS No.'s 141 and 142, "Business Combinations" and "Goodwill and Other Intangibles". FASB 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under FASB 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill is subject to at least an annual assessment for impairment applying a fair-value based test. Additionally, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. Management does not believe that the adoption of these statements will have a material impact on the financial position or results of operations.

In April 2001, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products". This issue concluded that certain consumer and trade sales promotion expenses are presumed to be a reduction of the selling price of the vendor's products and therefore, should be characterized as a reduction of revenue when recognized in the vendor's income statement. The provisions of this pronouncement are required to be applied starting with fiscal years beginning after December 15, 2001. The Company will adopt this pronouncement in the first quarter of fiscal 2003 and is evaluating the effect that such adoption may have on its consolidated result of operations and financial positions.

Note 3. CONTINGENCIES

On February 6, 2001, Sonoma Systems, Inc. ("SSI") and the Company entered into a Patent Cross-License Agreement pursuant to which the Company and SSI will have the right to use certain intellectual property rights of the other in their respective businesses without cost. This agreement settles all outstanding disputes between the parties, including the lawsuit that was pending in the U.S. District Court for the Northern District of California.

Note 4. DEFERRED STOCK COMPENSATION

The amortization of deferred stock compensation relates to the following items in the accompanying unaudited condensed consolidated statements of operations:

                                                         Three Months Ended    Nine Months Ended
                                                              June 30,              June 30,
                                                        --------   --------   --------   --------
                                                          2001       2000       2001       2000
                                                        ========   ========   ========   ========
     Research and development.......................    $ 53,360   $105,806   $276,308   $317,418
     Sales and marketing............................      48,895     88,191    213,409    264,571
     General and administrative.....................      30,954     49,244    166,222    147,732
                                                        --------   --------   --------   --------
                                                        $133,209   $243,241   $655,939   $729,721
                                                        ========   ========   ========   ========

Note 5. STOCK REPURCHASE PROGRAMS

On April 24, 2001, the Company's Board of Directors authorized a stock repurchase program to buy back up to $1.0 million of the Company's outstanding Common Stock in the open market. During the quarter ended June 30, 2001, the Company repurchased $7,500 of common stock under this repurchase program.

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

OVERVIEW

We are a leading provider of integrated, multi-function telecommunications systems. We were incorporated in May 1994 and began operations in July 1994. From inception through July 1996, we were a development-stage company and had no revenues. During this period, our operating activities consisted primarily of developing our initial product, recruiting personnel, raising capital and building our corporate infrastructure. We first recognized revenues from product sales of our Quantum board and AltiWare software in July 1996. We generated net revenues of $2.7 million and $8.0 million for the third quarter and the first nine months of fiscal 2001, respectively, compared to net revenues of $4.0 million and $9.7 million for the third quarter and the first nine months of fiscal 2000. As of June 30, 2001, we had an accumulated deficit of $36.2 million.

We derive our revenues from sales of our AltiServ system, which includes Quantum boards, Triton boards and AltiWare software. Software sales were $376,000 and $1.4 million for the third quarter and the first nine months of fiscal 2001, respectively, compared to software sales of $359,000 and $946,000 for the third quarter and the first nine months of fiscal 2000, respectively. We generally do not sell software separately from our hardware products. We believe software sales will comprise a greater portion of our net revenues in the future.
Product revenues consist of sales to end users (including dealers) and to distributors. Revenues from product sales to end users are recognized upon shipment. We defer recognition of sales to distributors until they resell our products to their customers. Under our distribution contracts, a distributor has the right in certain circumstances to return products the distributor determines are overstocked, so long as they provide an offsetting purchase order for products in an amount equal to or greater than the dollar value of the returned products. In addition, we provide distributors protection from subsequent price reductions.

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

Results of Operations

The following table sets forth consolidated statements of operations data for the periods indicated as a percentage of net revenues.

                                                   Three Months Ended                    Nine Months Ended
                                                        June 30,                              June 30,
                                           ----------------------------------    ----------------------------------
                                                2001               2000               2001               2000
                                           ==================================    ==================================
                                                       (unaudited)                           (unaudited)
Revenues, net.........................               100.0%             100.0%             100.0%             100.0%
Cost of revenues......................                99.1               44.8               69.7               45.5
                                           ---------------    ---------------    ---------------    ---------------
Gross profit..........................                 0.9               55.2               30.3               54.5

Operating expenses:
     Research and development.........                51.4               27.9               47.0               30.1
     Sales and marketing..............               114.4               66.3               95.5               72.1
     General and administrative.......                24.7               18.9               27.1               24.5
     Deferred stock compensation......                 4.9                6.0                8.2                7.5
                                           ---------------    ---------------    ---------------    ---------------
         Total operating expenses.....               195.4              119.1              177.8              134.2
                                           ---------------    ---------------    ---------------    ---------------
Loss from operations..................              (194.5)             (63.9)            (147.5)             (79.7)
Interest and other income, net........                 9.0               13.3               13.8               16.0
                                           ---------------    ---------------    ---------------    ---------------
Net loss..............................              (185.5)%            (50.6)%           (133.7)%            (63.7)%
                                           ===============    ===============    ===============    ===============

Revenues, net. Revenues consist of sales to end users (including dealers) and to distributors. Net revenues were $2.7 million and $8.0 million for the third quarter and the first nine months of fiscal 2001, a decrease of 33% and 18% from net revenues of $4.0 million and $9.7 million for the same periods of fiscal 2000, respectively. The decrease in revenues was a result of decreased or delayed capital spending by existing and prospective customers and the recent slowdown of the U.S. economy. Sales through our main distributors, AltiSys, Synnex, Ingram Micro, and Tech Data (now terminated) accounted for approximately 21.7%, 54.5%, 20.4%, and 0.0%, respectively, of our revenues for the third quarter of fiscal 2001 compared to 22.3%, 14.6%, 17.7%, and 16.9%, respectively, of our revenues for the same period of fiscal 2000.

Cost of revenues. Cost of revenues were $2.7 million and $5.6 million for the third quarter and the first nine months of fiscal 2001, an increase of 47% and 26% from cost of revenues of $1.8 million and $4.4 million for the same periods of fiscal 2000, respectively. Cost of revenues consists primarily of component and material costs, direct labor costs, provisions for excess and obsolete inventory, warranty costs and overhead related to manufacturing our products. Cost of revenues as a percentage of net revenues increased from 44.8% and 45.5% for the third quarter and the first nine months of fiscal 2000, respectively, to 99.1% and 69.7% for the same periods of fiscal 2000, respectively. This increase was primarily due to an increase in provision for excess and obsolete inventory as a result of our higher inventory balance as of June 30, 2001 reflecting the slowdown in telecom capital spending and the general downturn in the U.S. economy. During the third quarter of fiscal 2001, we provided $1.5 million to increase our provision for excess and obsolete inventory. Management continues to closely monitor the Company's inventory levels. Further declines in demand, although not currently anticipated, would result in reduced sales, increased operating losses and further inventory provisions.

Gross profit. Gross profit decreased to $24,000 and $2.4 million for the third quarter and the first nine months of fiscal 2001, respectively, from $2.2 million and $5.3 million for the same periods of fiscal

2000, respectively. As a percentage of revenue, gross profit decreased from 55.2% and 54.5% for the third quarter and the first nine months of fiscal 2000, respectively, to 0.9% and 30.3% for the same periods of fiscal 2001, respectively. The decrease in gross profit as a percentage of net revenues was primarily due to the previously mentioned increase in the provision for excess and obsolete inventory as well as the decrease in revenues.

Research and development expenses. Research and development expenses increased to $1.3 million and $3.8 million for the third quarter and the first nine months of fiscal 2001, respectively, from $1.1 million and $2.9 million for the same periods of fiscal 2000, respectively. The increase was primarily due to hiring of additional engineers, and increased resources dedicated to release of new products. Additionally, the Company expanded research and development facilities in China, resulting in increased depreciation and spending on design and development of new products. We currently intend to increase research and development expenses in absolute dollars in the foreseeable future to allow us to develop new products, features, and expand into new markets in Asia Pacific.

Sales and marketing expenses. Sales and marketing expenses increased to $3.1 million and $7.6 million for the third quarter and the first nine months of fiscal 2001, respectively, from $2.7 million and $7.0 million for the same periods of fiscal 2000, respectively. Sales and marketing expenses consist of compensation, commissions and related cost for personnel engaged in sales and marketing functions, trade show expenses, promotional and marketing programs and related expenses. In the near term, sales and marketing expenses are expected to be maintained at the same level as in the previous quarter. Long term, it may be necessary to increase sales and marketing expenses to introduce our new products and continue to pursue new channels and markets and to promote customer and end user awareness of the features and benefits of our products.

General and administrative expenses. General and administrative expenses decreased to $666,000 and $2.2 million for the third quarter and the first nine months of fiscal 2001 from $766,000 and $2.4 million for the same period of fiscal 2000, respectively. The decrease was primarily due to reduction in legal fees as a result of the settlement of litigation with Sonoma Systems, Inc. and the Company's desire to conserve capital during the current economic downturn. In the near term, general and administrative expenses are expected to be maintained at the same level as in the previous quarter. Long term, it may be necessary to increase general and administrative expenses while we continue to build our infrastructure to support the growth of our business.

Deferred stock compensation expense. Deferred stock compensation expense was $133,000 and $656,000 for the third quarter and the first nine months of fiscal 2001, respectively, as compared to $243,000 and $729,000 for the same period of fiscal 2000, respectively. Deferred stock compensation expense reflects the amortization of stock compensation charges resulting from granting stock options at exercise prices below the deemed fair value of our common stock on the dates the options were granted. We are amortizing these amounts using the straight-line method over the vesting period of the related stock options. We expect to amortize approximately $137,000 of the remaining balance of this deferred stock compensation in fiscal year 2001, $371,000 in fiscal year 2002, and $84,000 in fiscal year 2003 which will increase our loss (or reduce any profits that we may have).

Interest and other income, net. Net interest and other income decreased to $244,000 and $1.1 million for the third quarter and the first nine months of fiscal 2001, respectively, from $539,000 and $1.6 million for the same period of fiscal 2000, respectively. The Company invested the proceeds from our initial public offering in October 1999 in highly liquid, short-term and long-term investments. The decrease was due to decreases in invested principal and interest rates.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through the sale of equity securities. We have raised an aggregate of $24.7 million, net of offering expenses, through the sale of preferred stock.

On October 8, 1999, AltiGen received cash proceeds, net of underwriters' discounts and commissions, and expenses previously paid of $1.5 million, totaling approximately $33.3 million upon the closing of its initial public offering. As of June 30, 2001, we had cash and cash equivalents of $12.0 million, which consist of cash deposited in checking and money market accounts with original maturities of less than three months and $7.1 million of highly liquid short-term investments.

Net cash used in our operating activities was $10.3 million and $6.7 million for the nine months ended June 30, 2001 and 2000, respectively. Net cash used in operating activities primarily reflected the impact of the net loss for each of the periods, as well as working capital required to fund our growth in operations.

Net cash provided by investing activities was $6.7 million for the nine months ended June 30, 2001, which was primarily a result of redemption of short-term investments. Cash used in investing activities for the nine months ended June 30, 2000 was $22.1 million, which was primarily a result of purchases of short and long-term investments.


Net cash provided by financing activities was $308,000 for the nine months ended June 30, 2001, consisting primarily of proceeds from the exercise of stock options and investments in our employee stock purchase plan. Cash provided by financing activities was $34.9 million for the nine months ended June 30, 2000, which was primarily due to $33.3 million in net proceeds from the initial public offering of 3,737,500 shares of common stock on October 9, 1999.

We currently believe that existing cash and cash equivalents balances and short-term investments, will provide us with sufficient funds to finance our operations for at least the next 12 months. Our management intends to invest our cash in excess of current operating requirements in short-term, interest-bearing investment-grade securities. Subsequently, we may need to raise additional funds, and additional financing may not be available on favorable terms, if at all. We may also require additional capital to acquire or invest in complementary businesses or products, or obtain the right to use complementary technologies. If we can not raise funds, if needed, on acceptable terms, we may not be able to develop or enhance our products, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements, which could seriously harm our business, financial condition, and results of operations. If additional funds are raised through the issuance of equity securities, our net tangible book value per share may decrease, the percentage ownership of then current stockholders may be diluted, and such equity securities may have rights, preferences or privileges senior to those of the holders of our common stock.

CERTAIN FACTORS AFFECTING BUSINESS, OPERATING RESULTS, AND FINANCIAL CONDITION

Risks Related to AltiGen

We have a history of losses and expect to incur future losses, which may prevent us from becoming profitable.

We have experienced operating losses since our inception. As of June 30, 2001, we had an accumulated deficit of $36.2 million. We expect to incur operating losses for the foreseeable future, and these losses may be substantial. Further, we expect our operating cash flows to be negative for the foreseeable future. Because we expect increased expenditures for product development and general and administrative expenses, and substantial increases in sales and marketing expenses, we will need to increase revenues significantly to achieve profitability and positive operating cash flows. Even if we do achieve profitability and positive operating cash flows, we may not be able to sustain or increase profitability or positive operating cash flows on a quarterly or annual basis.

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

Sales through our three key distributors, Altisys, Synnex, and Ingram Micro accounted for 96.6% of our net revenues in the third quarter of fiscal 2001. Our business and operating results will suffer if either of these distributors does not continue distributing our products, fails to distribute the volume of our products that it currently distributes or fails to expand our customer base. We also need to establish and maintain relationships with additional distributors and original equipment manufacturers. We may not be able to establish, or successfully manage, relationships with additional distribution partners. In addition, our agreements with distributors typically provide for termination by either party upon written notice to the other party. For example, our agreement with Synnex provides for termination, with or without cause, by either party upon 30 days' written notice to the other party, or upon insolvency or bankruptcy. Generally, these agreements are non-exclusive and distributors sell products that compete with ours. If we fail to establish or maintain relationships with distributors and original equipment manufacturers, our ability to increase or maintain our sales and our customer base will be substantially harmed.

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

Any claims brought because of problems with our products or services could seriously harm our business, financial condition and results of operations. We currently offer a one-year hardware guarantee to end users. If our products fail within the first year, we face replacement costs. Our insurance policies may not provide sufficient or any coverage should a claim be asserted. In addition, our introduction of products and systems with reliability, quality or compatibility problems could result in reduced revenues, uncollectable accounts receivable, delays in collecting accounts receivable, warranties and additional costs. Our customers, end users or employees could find errors in our products and systems after we have begun to sell them, resulting in product redevelopment costs and loss of, or delay in, their acceptance by the markets in which we compete. Further, we may experience significant product returns in the future. Any of these events could have a material adverse effect on our business, financial condition and results of operations.

We may face infringement issues that could harm our business by requiring us to license technology on unfavorable terms or temporarily or permanently cease sales of key products.

Generally, litigation, which can be costly and time consuming, may be necessary to determine the scope and validity of others' proprietary rights, or to enforce any patent issued to us, in either case, in judicial or administrative proceedings. For example, we have settled a litigation with Sonoma Systems, Inc. ("SSI"), formerly NetPhone, Inc. On June 30, 1999, the Company had filed a complaint for declaratory judgment against NetPhone seeking a judgement that the Company does not infringe any valid claims of U.S. Patent No. 5,875,234 patent ("the `234 patent"), a patent allegedly owned by NetPhone. NetPhone answered the complaint on July 13, 1999 and asserted a counterclaim, alleging infringement and seeking injunctive relief against what NetPhone refers to as the Quantum Device. On August 11, 1999, the Company received NetPhone's motion for preliminary injunction. On February 11, 2000, the district court issued an order denying NetPhone's motion for preliminary injunction, finding that "AltiGen has raised substantial questions as to whether the `234 patent will survive attacks on its validity at trial." NetPhone was subsequently acquired by SSI and SSI was added as a party to the lawsuit.

On February 6, 2001, SSI and the Company entered into a Patent Cross-License Agreement pursuant to which the Company and SSI will have the right to use certain intellectual property rights of the other in their respective businesses without cost. This agreement finally settles all outstanding disputes between the parties, including the lawsuit that was pending in the U.S. District Court for the Northern District of California.

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

PART II

Item1.  Legal Proceedings

Generally, litigation, which can be costly and time consuming, may be necessary to determine the scope and validity of others' proprietary rights, or to enforce any patent issued to us, in either case, in judicial or administrative proceedings. For example, we have settled a litigation with Sonoma Systems, Inc. ("SSI"), formerly NetPhone, Inc. On June 30, 1999, the Company had filed a complaint for declaratory judgment against NetPhone seeking a judgement that the Company does not infringe any valid claims of U.S. Patent No. 5,875,234 patent ("the `234 patent"), a patent allegedly owned by NetPhone. NetPhone answered the complaint on July 13, 1999 and asserted a counterclaim, alleging infringement and seeking injunctive relief against what NetPhone refers to as the Quantum Device. On August 11, 1999, the Company received NetPhone's motion for preliminary injunction. On February 11, 2000, the district court issued an order denying NetPhone's motion for preliminary injunction, finding that "AltiGen has raised substantial questions as to whether the `234 patent will survive attacks on its validity at trial." NetPhone was subsequently acquired by SSI and SSI was added as a party to the lawsuit.

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

Item 2. Changes in Securities and Use of Proceeds

For the three months ended June 30, 2001, we issued 7,886 shares of common stock pursuant to the exercise of stock options at exercise prices ranging from $0.23 to $0.83. All of the stock options were granted under our 1994 Stock Option Plan prior to our initial public offering. Our issuance of shares of our common stock upon the exercise of these options was exempt from registrant pursuant to rule 701 promulgated under the Securities Act of 1933, as amended.

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 6. Exhibits and Report on Form 8-K

(a)   Exhibits:

      None

(b)   Report on Form 8-K:

      None

Item 3. and Item 5. not applicable

SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Fremont, State of California, on the 13th day of August, 2001.


                                         ALTIGEN COMMUNICATIONS, INC.


                                         By: /s/ Philip M. McDermott
                                             -------------------------

                                         Philip M. McDermott,
                                         Chief Financial Officer
                                         (Principal Financial and Accounting
                                          Officer)