Form 10-K
period 2001-09-30
ALTIGEN COMMUNICATIONS INC
filed 2001-12-21
CIK 1003607

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                   FORM 10-K

(Mark One)
[X] Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of
    1934

   For the fiscal year ended September 30, 2001

                                      OR

[_] Transition Report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

    For the transition period from _______________ to _______________

                       Commission File Number 000-27427

                               -----------------

                         ALTIGEN COMMUNICATIONS, INC.
            (Exact name of Registrant as specified in its charter)

               DELAWARE                                94-3204299
---------------------------------------- ---------------------------------------
    (State or other jurisdiction of                 (I.R.S. Employer
    incorporation or organization)               Identification Number)

        47427 Fremont Boulevard
              Fremont, CA                                 94538
---------------------------------------- ---------------------------------------
(address of principal executive offices)               (zip code)

      Registrant's telephone number, including area code: (510) 252-9712

       Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
                        Common Stock, $0.001 par value
                               (Title of Class)

                               -----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $9,909,482.40 as of December 19, 2001 based on the closing price of the Common Stock as reported on The Nasdaq Stock Market for that date. Shares of Common Stock held by each officer and director and by each person known to own 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. There were 13,874,884 shares of the Registrant's Common Stock issued and outstanding on December 19, 2001

                      DOCUMENT INCORPORATED BY REFERENCE

   Certain sections of AltiGen Communications, Inc.'s definitive Proxy Statement for the 2002 Annual Meeting of Stockholders to be held of February 7, 2002 are incorporated by reference in Part III of this Form 10-K to the extent stated herein.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS


                                                                             Page
                                                                             ----

                                         PART I
Item 1.     Business........................................................   3
Item 2.     Properties......................................................  12
Item 3.     Legal Proceedings...............................................  12
Item 4.     Submission of Matters to a Vote of Security Holders.............  12
Item 5.     Market for Registrant's Common Equity and Related Stockholder
            Matters.........................................................  12
Item 6.     Selected Financial Data.........................................  13
Item 7.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations...........................................  14
Item 7(A).  Quantitative and Qualitative Disclosures About Market Risk......  27
Item 8.     Financial Statements and Supplementary Data.....................  27
Item 9.     Changes in and Disagreements With Accountants on Accounting and
            Financial Disclosure............................................  27

                                        PART II
Item 10.    Directors and Executive Officers of the Registrant..............  28
Item 11.    Executive Compensation..........................................  28
Item 12.    Security Ownership of Certain Beneficial Owners and Management..  28
Item 13.    Certain Relationships and Related Transactions..................  28

                                        PART III

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K.  29
SIGNATURES..................................................................  48

   As used in this report, unless the context otherwise requires, the terms "the Company", "AltiGen", "we" and "us" refer to AltiGen Communications, Inc.

                          FORWARD LOOKING STATEMENTS

   This report contains certain forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended) and information relating to us that are based on the beliefs of our management as well as assumptions made by and information currently available to our management. These forward-looking statements include but are not limited to those statements identified in this report with an asterisk (*) symbol. Additional forward looking statements may be identified by the words "anticipate", "believe", " expect", "intend", "will" and similar expressions, as they relate to us or our management.

   The forward-looking statements contained herein reflect our judgment as of the date of this Report with respect to future events, the outcome of which is subject to certain risks, including the factors set forth under the heading "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations--Certain Factors Affecting Business, Operating Results and Financial Condition" and elsewhere in the report, which may have a significant impact on our business, operating results or financial condition. Investors are cautioned that these forward-looking statements are inherently uncertain. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Our stockholders should carefully review the cautionary statements contained in this Form 10-K, including the "Certain Factors Affecting Business, Operating Results and Financial Condition" in item 7 below.

                                    PART 1

Item 1. Business

INTRODUCTION

   AltiGen is a leading manufacturer of converged Internet Protocol (IP) phone systems for small and mid-sized business (SMBs). The Company designs, manufactures and markets next generation reliable IP phone systems that use both the Internet and the public telephone network to enable an array of applications that take advantage of the convergence of voice and data communications. AltiGen's focus is the manufacture and sales of telecommunications systems and products for IP Private Branch Exchange (PBX) and IP-based customer call centers in the SMB market. Altigen operates in the Americas, Asia Pacific and Latin America. During calendar year 2000, AltiGen shipped 122,125 converged PBX lines, which Gartner Dataquest reported as the most converged PBX lines shipped in that year. AltiGen has risen to the leading position in the converged phone system market by delivering solutions that leverage the open systems concept. Unlike traditional proprietary phone systems, AltiGen systems are designed to be an open solution built on an industry standard platform.

   The Company's principal executive offices are located at 47427 Fremont Blvd., Fremont, California 94538. The telephone number at that address is (510) 252-9712. The Company was incorporated in May 1994 and reincorporated by merger in Delaware in June 1999.

PRODUCTS AND CORE TECHNOLOGIES

  AltiServ Overview

   We have continued to design and develop hardware (circuit boards) and related software for integration by our distributors and resellers into general purpose computer platforms for use by SMBs. Our AltiServ system is a complete communications system capable of coordinating different types of communications, including e-mail and voicemail. The AltiServ system answers incoming phone calls, transfers calls to individual extensions or to groups of company representatives and tracks the call activity for future performance improvements.

An auto attendant feature allows incoming callers the opportunity to select choices in the kind of service they need and answers calls when no attendants are available. Our software is designed for easy installation and maintenance.

   The AltiServ system functions over packet-switched networks including corporate intranets and the Internet. AltiServ supports combining multiple forms of communication such as voicemail and data files into a single e-mail message. The AltiServ system forwards e-mail and voicemail messages over data networks to other mail service systems. The AltiServ system also provides remote employees access to their voicemail messages over the Internet.

   The AltiServ system allows businesses to connect multiple branch offices using AltiServ systems such that calls between these locations can be carried over low-cost data network connections as opposed to the traditional telephone network.

   The main components of our AltiServ products are as follows:

Feature                                                 Description
-------                                                 -----------

System Software:
----------------

AltiWare IP      Enables people to place and receive telephone calls over data networks supporting the same communication format as the Internet. Manages overall call processing for the system.

AltiView         A Windows-based desktop call control and window popup application provides call control, monitoring, personal extension configuration, personal call logging capability and visual voicemail management.

AltiWare OE      A telephony application software that provides a graphical user interface for configuring, administering and maintaining the AltiServ system.

Hardware:
---------

Triton Board     A PCI-based family of processors supporting interfaces for analog, digital and Voice over
                   IP (VoIP).

Triton T1/       A software-configurable PCI bus telephony board that supports either T1 or PRI digital
  PRI Board        trunks.

Quantum Board    A platform telephony card that helps provide trunks, lines and voice processing resources supporting both AltiServ-provided and third party provided advanced applications.

Server Chassis   Used to house our software and hardware to provide a phone system or contact center in one box.

  AltiServ Office Family of Products

   The AltiServ Office product line is comprised of three complete, turnkey converged PBX systems using AltiServ technology. These converged PBX systems are designed for 8 to 160 users and are targeted to the needs of specific SMB customer segments. The three turnkey systems are AltiServ SmallOffice, AltiServ Office and AltiServ OfficePlus. Each of these systems is packaged in a single chassis with our software and hardware pre-loaded. We believe that our single chassis platforms will save resellers staging time, reduce reseller costs and enable faster, smoother installations for end user customers.*

   AltiServ SmallOffice is specifically configured for very small businesses with 8 to 25 employees. The AltiServ SmallOffice is our lowest cost turnkey system and offers identical capabilities and features to our other AltiServ Office products. AltiServ SmallOffice begins with 12 ports and is expandable to 84 ports, using a six-slot cabinet. The AltiServ Office system is designed to help migrate existing Altigen customers into larger capacity implementations and supports both ISA and PCI cards. AltiServ Office begins with 36 ports and is expandable to 216 ports, using a 16-slot cabinet. AltiServ OfficePlus is a high capacity converged PBX designed for increased reliability, higher capacity and multiple server installations. AltiServ OfficePlus begins with 60 ports and is expandable to 264 ports, again using a 16-slot cabinet. Each of the IP PBXs in the AltiServ Office family of products supports both traditional and IP telephones and allow SMBs to add T1, VoIP, call center, AltiWeb and multi-office IP trunking.

   The AltiServ Office family of products use Windows-based system management interfaces, which are familiar to most reseller technicians and end user information technology (IT) administrators. The processors used on our hardware boards handle the Windows interface and manage system functions, disk read and write functions and call processing. Additional cards can be added for system growth. The call processing cards are designed to handle IP and analog trunks and station lines. IP cards handle IP-based telephone and also perform IP gateway functions to tie systems together over the Internet. Optional broadband cards provide T1 and ISDN PRI communications.

   The AltiServ Office family of products supports standards-based H.323 IP phones and analog phones from multiple vendors. Voice mail, automatic call distribution (ACD), automated attendants, e-mail and computer telephony integration are included in the basic package.

   The main components of the AltiServ Office family of products are as follows:

Feature                                                  Description
-------                                                  -----------

System Software: Same as those used in the traditional Altiserv products, with the addition of the following:
----------------

AltiServ         A multi-application computer telephony platform that combines AltiGen's Quantum and
                   Triton telephony boards with AltiWare software in an optimized computer telephony chassis. AltiServ works in conjunction with Windows 2000 operating system.

AltiConsole      A Windows-based desktop operator attendant interface. This feature rich software interface is optimized to provide a company operator the ability to handle and process high volumes of calls.

Call Router      A call handling tool that matches incoming trunk call data against customer records for advanced call routing decisions.

Call Detail      A reporting module that allows administrators to search call detail record files for records
  Recording        that meet selected criteria. CDR Search provides an interface that let users specify and
  (CDR)            obtain reports or archive data based on criteria chosen.

Hardware:        Same as those used in the traditional Altiserv products with the addition of the following:
---------

TritonVoIP       A PCI bus telephony board that provides voice processing resources.
  Board

Triton Analog    A telephony card that provides support for 12 extensions and voice processing resources
  Station Board    for both AltiServ-provided and third party provided advanced applications.

Triton Analog    A telephony card that provides support for 12 trunks and voice processing resources for
  Trunk Board      both AltiServ-provided, and third party provided advanced applications.

AltiServ Office  A custom chassis designed and assembled specifically for our converged PBX systems.
  System Chassis   The AltiServ OfficePlus system chassis is a high capacity chassis with standard features such as hot swappable, load sharing power supplies and fans.

  AltiCenter Office

   Our other turnkey product is AltiCenter Office. AltiCenter Office is targeted at the growing IP contact center market and is a stand-alone converged IP call center system. AltiCenter Office can support up to 160 agents but has been designed and targeted to SMBs with 10 to 100 call center agents. This standards-based call center system is designed to support stand alone call centers and may be integrated with AltiServ IP PBXs, any of our family of AltiServ Office converged PBXs or with legacy PBXs manufactured by our competitors.

   AltiCenter Office delivers a professional and efficient system of routing and managing customer calls at low costs relative to existing enterprise call center systems. Currently, we believe that our AltiCenter Office is the lowest cost contact center solution for small to midsize contact center systems of up to 100 agents. The system, which is housed in a 16-slot cabinet, begins with 26 ports and is expandable to 264 ports.

   AltiCenter Office integrates voice, Internet, email and the Web with our end users' customers to increase productivity and improve customer service. Basic features included in the AltiCenter Office system are call processing over IP or circuit-switched networks, basic interactive voice response (IVR), Web call and Web chat, voicemail, ACD, POP3 e-mail server, supervisory and agent interfaces, graphical reports on agent and workgroup productivity, and integration with popular sales productivity software. VoIP agent capability, interfaces to legacy or AltiServ PBXs, the ability to network multiple call centers and remote and home-based agents using IP, and interfaces to T1 or PRI are also available as optional features of the system.

   The main components of the AltiCenter Office systems is as follows:

Feature                                                 Description
-------                                                 -----------

System Software: Same as those used in the AltiServ Office family of products but without AltiServ and,
----------------   with the addition of the following:

AltiCenter       A multi-media contact center application and computer telephony platform that combines our Quantum and Triton telephony boards with AltiCenter and AltiWare software in an optimized computer telephony chassis. AltiCenter works in conjunction with the
                   Windows 2000 operating system.

AltiAgent        A custom interface for workgroup agents. This specialized version of AltiView; in addition to AltiView features, also provides the Web-call and Web-Chat interface and both individual and workgroup status and performance statistics.

AltiSupervisor   A custom interface for workgroup supervisors. This specialized version of AltiView; in addition to AltiView features, also provides individual and workgroup status and queue performance statistics as well as providing silent monitoring and barge-in capabilities.

System Hardware: Same as those used in the AltiServ Office family of products, with the addition of the
----------------   following:

Triton Resource  A PCI bus telephony board that provides monitoring and Barge In system support
  Board            functions.

  Hardware and Firmware Core Technology

   In 1996 we developed a single base circuit board with powerful digital signal processing technology. Digital signal processing is a computer built on to the circuit board, which can run special, high-speed software programs, called firmware. The firmware can receive, send and modify digital information for communications with network services. Our Triton DSP board, can be used to create different circuit boards to meet many communication requirements by simply adding a few hardware and/or software components to the basic board. For example, our Triton DSP series circuit board becomes a T1 or ISDN communication circuit board or a circuit board supporting the same communication format as the Internet with simple changes in on-board software and, in some cases, new circuits.

   This modular design not only allows us to provide new capabilities, but also allows our systems to achieve a high degree of reliability since the underlying technology is the same and hence receives our full attention to any material and processing improvements that can or need to be made.

  Software Core Technology

   Our AltiServ software products are based on modular software components similar to the concept discussed for our hardware and firmware above. The service provider layer of software is composed of separate software components, each of which communicates with a hardware circuit board within our systems. The middleware layer interacts with all the service providers in the system and manages their resources. This layer hides the complexity of the hardware from application programs wanting to provide specific features. The application program layer consists of components that implement the application logic such as voice mail and auto attendant. These applications do not need to know about the hardware or how to communicate with the hardware.

   The layered architecture of our products provides important benefits:

    .  A shorter time is required to develop new features;

    .  Development times are more predictable, thus saving money;

    .  New hardware and software features can be added easily and rapidly; and

    . Changing one component in the system does not mean that other components have to be changed.

MARKETING, SALES AND CUSTOMER SUPPORT

  Marketing

   AltiGen's marketing efforts currently focus on increasing demand for our products in North America, South East Asia, and Latin America. We work to increase market awareness of our technology and demand for our products in the small to medium sized business market through marketing, print, radio, e-mail campaigns, Web lead generation and direct mail campaigns.

   To assist our distributors, dealers, original equipment manufacturers and strategic partners, we provide market development funds, marketing tools and technical and sales training developed specifically for our products. In return, these companies must provide us with point-of-sale reports that allow us to develop a profile of end users of our systems and evaluate the effectiveness of our marketing efforts.

  Sales

   We currently have sales and support staff in: New York City, New York; Chicago, Illinois; Denver, Colorado; Dallas, Texas; Miami, Florida; Columbus, Ohio; Richmond, Virginia; Fremont, California and Shanghai, China. Our network of distributors and resellers sell our systems to end users. Our inside sales force answers incoming calls from end-users and refers new leads to a qualified dealer near each end-user's location. The inside sales force also is responsible for account management of our smaller resellers and has sales objectives for our new product AltiServ SmallOffice. Our outside sales force in the Americas includes regional account managers and sales engineers, who work closely on our largest reseller deals and recruit new large reseller partners. In 2001 we expanded to a more scalable reseller community by signing on an increasing number of resellers that currently sell traditional phone systems from Avaya, NEC, Nortel, and Toshiba.

  Customers

   Our customers are primarily distributors and dealers who sell and resell our products to end-users. We currently have distribution agreements with AltiSys, Ingram Micro, Synnex, and Terra Consortium in the Americas and Kanematsu Semiconductor Corporation and Nitsuko Corporation abroad. Sales through Tech Data, AltiSys, Ingram Micro and Synnex accounted for approximately 0%, 26%, 21%, and 43% respectively, of our revenues in fiscal year 2001, and approximately 21%, 19%, 16%, and 12% respectively, of our revenues in fiscal 2000. Our authorized reseller community, provides our products directly to end-users. We continually seek to identify and authorize new resellers, including the large interconnect resellers that have focused on traditional PBX systems. We review our reseller's quarterly and de-authorize those who do not meet our revenue and technical standards.

  Customer Support

   Our customer support groups, located in California, New York, Texas and Shanghai, coordinate service and technical support of our products and provides service 24 hours a day, seven days a week. These personnel assist our distributors and resellers in resolving installation and support issues that arise from their sales to end users and also provides limited support to end users to supplement their dealer support. Resellers and end-user customers can also access technical information and receive technical support through e-mail and our Web site.

RESEARCH AND DEVELOPMENT

   The market for our products is characterized by rapidly changing technology, evolving industry standards and frequent product introductions. We believe that our future success depends in large part upon our ability to continue to enhance the functionality and uses of our core technology. We intend to extend the functionality and uses of our hardware and software technology by continuing to invest in research and development.*

   We currently conduct the majority of our product development in-house. We also use a small number of independent contractors to assist with certain product development and testing activities. We intend to continue working with our strategic partners to enhance our products.* As of September 30, 2001, we employed 55 individuals in engineering, research and development and support.

   During fiscal 2001, 2000, and 1999, our research and development expense was approximately $4,847,000, $4,334,000, and $3,658,000 respectively.

COMPETITION

   The markets for our products are intensely competitive, continually evolving and subject to changing technologies. We currently compete with companies providing traditional telephone systems, principally Avaya Communications, NEC and Nortel Networks. We also compete against companies providing multifunction telecommunications systems, including, 3Com Corporation, Artisoft, Inc., Cisco Systems, Inc., Shoreline Steelworks, Inc., as well as any number of future competitors. Many of our competitors are substantially larger than we are and have significantly greater name recognition, financial, sales and marketing, technical, customer support, manufacturing and other resources. These competitors may also have more established distribution channels and stronger relationships with local, long distance and Internet service providers. These competitors may be able to respond more rapidly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sale of their products.

   These competitors may enter our existing or future markets with solutions that may be less expensive, that may provide higher performance or additional features or that may be introduced earlier than our solutions. We believe the principal competitive factors in our market include, or are likely to include:

    . product performance and features such as the ability to integrate voice and data and thereby reduce the overall cost of communications ownership;

    .  price;

    .  reliability;

    .  ease of use;

    .  size of customer base;

    .  quality of service and technical support;

    .  sales and distribution capabilities; and

    .  strength of brand name.

   We believe that we compete favorably with respect to the factors listed above.

   We may not be able to compete successfully with existing or new competitors. If we fail to compete successfully against current or future competitors, our business could suffer.

SEASONALITY

   Typically, the IP PBX industry experiences some seasonal variations in demand, with weaker sales in the winter months because of holidays and customers' planned shutdowns. This seasonality is particularly evident in the North American market.

INTELLECTUAL PROPERTY

   We generally rely upon patent, copyright, trademark and trade secret laws to protect and maintain our proprietary rights for our technology and products. AltiGen is a registered trademark, and Zoomerang is a trademark pending registration by AltiGen in the United States and foreign jurisdictions. In addition, the AltiGen logo is a trademark of AltiGen in the United States and foreign jurisdictions.

   We have filed several U.S. patent applications relating to various aspects of our client and server software, mixed-media communications and computer telephony. We expect to file patent applications as we deem appropriate to protect our technology and products.* Our patent applications may not result in the issuance of patents. Any issued patents may not provide commercially significant protection to our technology.

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

MANUFACTURING AND ASSEMBLY

   Our manufacturing operations consist of purchasing, receiving, inspecting, testing, packaging and shipping. We depend on four suppliers who provided us with about 53% of our hardware product components during 2001. We put these components into kits and send them to a sub-contractor or external manufacturing facility for assembly. The final hardware assembly, software installation and testing of our products is performed in-house at our 11,000 square-foot manufacturing floor, located at our corporate headquarters in Fremont, California. Our manufacturing and assembly processes enable us to configure our products to adapt to different customer specifications at the final assembly stage. This flexibility is designed to reduce both our assembly cycle time and our need to maintain a large inventory of finished goods.

   We test our products both during and after the assembly process using internally developed product assurance testing procedures, which include initial visual inspection and functional testing and final systems testing. Although we generally use standard components for our products and try to maintain alternative sources of supply, we purchase some key components from sole-source suppliers for which alternative sources are not currently available. We incorporate the following sole-sourced components in our products:

    . A Zarlink Corporation chip is included in all of our boards and is particularly important because it is the means by which our boards communicate with each other to enable our products to function correctly.

    . Texas Instruments' digital signal processor ("DSP") chip is included in our Triton family of boards. The DSP chip is designed to perform the mathematics, data compression and other tasks that are needed to manipulate voice communications that are routed through our products. We expect that sales of these boards will represent an increasing percentage of our revenues in the future.*

    . Xilinx, Inc.'s chip for our Triton product line board allows our board to work with digital communications lines. We expect that sales of our Triton product line board will represent an increasing percentage of our revenues in the future.*

    . Agere, Inc.'s chips for our Triton Analog product line allows our board to work with analog communications lines. We expect that sales of our Triton product line board will represent an increasing percentage of our revenues in the future.*

    . Advantec provides the chassis for our AltiServ Office and AltiCenter Office products based on our custome specifications.

   Loss of any key component supplier would adversely impact our business.

EMPLOYEES

   As of September 30, 2001, we had 112 full-time employees, including 55 in research and development, 34 in marketing, sales and support, 10 in operations, and 13 in finance and administration. Our future success will depend, in part, on our ability to continue to attract, retain and motivate highly qualified technical, marketing, engineering and management personnel, who are in great demand.

EXECUTIVE OFFICERS

   The following sets forth certain information with regard to the executive officers of the Company and their ages as of September 30, 2001:

     Name                  Age Position
     ----                  --- --------
     Gilbert Hu (1)....... 44  President, Chief Executive Officer, Director
     Philip M. McDermott.. 55  Chief Financial Officer
     Richard De Soto...... 55  Chief Marketing and Sales Officer
     Simon Chouldjian..... 48  Vice President of Manufacturing
     Tricia Chu........... 47  Vice President of Finance and Administration
     Tsyr-Yi (Shirley) Sun 41  Vice President of Research and Development

--------
(1) Member of the Compensation Committee

   Gilbert Hu founded AltiGen and has served as our President and Chief Executive Officer and a Director since May 1994. Before founding AltiGen, Mr. Hu was a founder, President and Chief Executive Officer of Centrum Communications, Inc., a networking company acquired by 3Com Corporation in early 1994. Mr. Hu has also served in technical and managerial roles at Vitalink Communication Corporation, an internet working equipment manufacturer. He received a Bachelor of Science degree in Electrical Engineering from National Chiao-Tung University in Taiwan and a Masters of Science degree in Electrical Engineering from Arizona State University. Mr. Hu is a brother-in-law of director Wen-Huang (Simon) Chang.

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

   Richard De Soto has served as our Chief Marketing and Sales Officer since January 2001. From December 1999 to December 2000, Mr. De Soto served as Vice President of Marketing for Entera, Inc., a streaming media and web caching software company. Entera was subsequently acquired by Cacheflow, Inc. From February 1998 to November 1999, Mr. De Soto served as Chief Marketing Officer for Freegate Corporation, an internet server appliance company. From October 1996 to January 1998, Mr. De Soto served as Senior Director of Internet Business Unit and Corporate Channel Marketing for NetManage, Inc., a networking software company. He received a Bachelor of Art degree in Marketing and Public Relations from San Jose State University. Mr. De Soto received an Advanced Information Systems certificate from the Cambridge Information Technology Center in Cambridge.

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

   Tsyr-Yi (Shirley) Sun has served as our Vice President of Research and Development since October 1999, and has served as our Director of IP Telephony from April 1998 to October 1999. From February 1994 to March 1998, Ms. Sun worked for 3Com Corporation as an Engineering Manager. From August 1991 to February 1994, Ms. Sun was a founder and an Engineering Manager with Centrum Communications, Inc., a networking company acquired by 3Com Corporation in early 1994. Ms. Sun received a Bachelor of Science degree in Mechanical Engineering from National Central University in Taiwan and a Master of Science degree in computer science from Utah State University.

Item 2.  Properties

   Our headquarters for corporate administration, research and development and sales and marketing occupies approximately 35,000 square feet of space in Fremont, California, which we lease at an annual rental of approximately $600,000. In February 2001, we leased approximately 4,000 square feet of facility in McKinney, Texas to serve as our technical support and training facility at an annual rate of approximately $70,000. We also conduct research and development in a 5,143 square feet facility in Shanghai, China, which we lease at an annual rate of approximately $54,000.

   We believe that our existing facilities are adequate for our needs through at least the end of year 2003.* We believe that any additional space we may need in the future will be available on commercially reasonable terms.*

Item 3. Legal Proceedings

   We may become parties to litigation in the normal course of our business. Litigation in general, and intellectual property and securities litigation in particular, can be expensive and disruptive to normal business operations. Moreover, the results of complex litigation are difficult to predict. We are not currently party to any material litigation.

   We have settled intellectual property litigation with Sonoma Systems, Inc. ("SSI"), formerly NetPhone, Inc. In April 2001, the NetPhone/SSI litigation ended with a Compromise Settlement and Release of all claims and defenses associated with the litigation, in addition to a Patent and Cross-License Agreement between the parties.

Item 4. Submission of Matters to a Vote of Security Holders

   We did not submit any matter to a vote of our security holders during the fourth quarter of the fiscal year covered by this report.

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

   Since October 4, 1999, the date of our initial public offering, our Common Stock has traded on the Nasdaq National Market under the symbol "ATGN". The following table sets forth the range of high and low sales prices for our Common Stock as reported by the National Association of Securities Dealers, Inc. for the periods indicated:

                                                    Fiscal 2001  Fiscal 2000
                                                    ----------- -------------
                                                    High   Low   High   Low
                                                    ----- ----- ------ ------
  1st Quarter...................................... $4.31 $0.75 $19.88 $ 8.75
  2nd Quarter...................................... $3.50 $0.94 $24.13 $10.81
  3rd Quarter...................................... $1.70 $0.96 $15.92 $ 5.13
  4th Quarter...................................... $1.31 $0.56 $ 7.50 $ 3.88

   As of September 30, 2001 the Company had approximately 161 shareholders of record. We have never declared or paid any cash dividends on our capital stock. We currently expect to retain future earnings, if any, to support operations and to finance the growth and development of our business.* Therefore, we do not expect to pay cash dividends in the foreseeable future.*

   We received aggregate net proceeds of approximately $33.3 million from the initial public offering of shares of our common stock, which commenced on October 5, 1999. The shares of common stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (Reg. No. 333-80037) that was declared effective by the Securities Exchange Commission on October 4, 1999. As of September 30, 2001, proceeds from our initial public offering have been used for working capital and general corporate purposes, including research and development of new products, sales and marketing efforts, general and administrative expenses and international expansion. The remaining net proceeds have been invested in cash, cash equivalents and short-term investments. None of the Company's net proceeds of the offering were paid directly or indirectly to any director, officer, general partner of the Company or their associates, persons owning 10% or more of any class of equity securities of the Company, or an affiliate of the Company.

Item 6. Selected Financial Data

   This section presents selected historical financial data of AltiGen as a Delaware corporation. This section should be read carefully in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements included in this Form 10-K, including the notes to the consolidated financial statements. The selected data in this section are not intended to replace the Company's consolidated financial statements.

                                                                Fiscal Year Ended September 30,
                                                        ----------------------------------------------
                                                          2001      2000      1999     1998     1997
                                                        --------  --------  --------  -------  -------
                                                             (in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues, net.......................................... $  9,632  $ 12,410  $  6,599  $ 3,890  $ 1,379
Cost of revenues.......................................    7,346     5,747     3,300    2,520    1,040
                                                        --------  --------  --------  -------  -------
Gross profit...........................................    2,286     6,663     3,299    1,370      339
Operating expenses:
   Research and development............................    4,847     4,334     3,658    1,927    1,498
   Sales and marketing.................................    9,738     9,691     4,319    2,770    1,448
   General and administrative..........................    2,820     3,092     1,807      675      718
   Deferred stock compensation.........................      793       466       770      164
                                                        --------  --------  --------  -------  -------
Total operating expenses...............................   18,198    17,583    10,554    5,536    3,664
                                                        --------  --------  --------  -------  -------
Loss from operations...................................  (15,912)  (10,920)   (7,255)  (4,166)  (3,325)
Interest and other income, net.........................    1,222     2,094       360      246      206
                                                        --------  --------  --------  -------  -------
Net loss............................................... $(14,690) $ (8,826) $ (6,895) $(3,920) $(3,119)
                                                        ========  ========  ========  =======  =======
Basic and diluted net loss per share (1)............... $  (1.07) $  (0.66) $  (5.76) $ (4.75) $ (3.91)
                                                        ========  ========  ========  =======  =======
Shares used in computing basic and diluted net loss per
  share................................................   13,666    13,287     1,197      825      797
                                                        ========  ========  ========  =======  =======

Consolidated Balance Sheets Data:
Cash, cash equivalents and short-term investments...... $ 17,528  $ 29,224  $  5,934  $ 8,057  $ 3,093
Working capital........................................   18,564    31,738     8,426    8,698    3,535
Total assets...........................................   23,861    38,645    12,687   11,102    4,714
Convertible preferred stock............................       --        --         8        8        6
Accumulated deficit....................................  (40,237)  (25,548)  (16,721)  (9,826)  (5,906)
Total stockholders' equity.............................   20,810    34,492     9,341    9,251    3,787

--------
(1) Basic and diluted net loss per share are the same for all periods as the impact of any potentially dilutive securities would be anti-dilutive.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and related notes.

OVERVIEW

   We provide converged IP phone systems for small and mid-sized business. We were incorporated in May 1994 and began operations in July 1994. From inception through July 1996, we were a development-stage company and had no revenues. During this period, our operating activities consisted primarily of developing our initial product, recruiting personnel, raising capital and building our corporate infrastructure. We first recognized revenues from product sales of our Quantum board and AltiWare software in July 1996. We generated net revenues of $9.6 million in fiscal year 2001, $12.4 million in fiscal year 2000 and $6.6 million in fiscal year 1999. As of September 30, 2001, we had an accumulated deficit of $40.2 million.

   We derive our revenues from sales of our AltiServ system, which includes Quantum boards, Triton boards and AltiWare software. Product revenues consist of sales to end-users (including dealers) and to distributors. Revenues from product sales to end-users are recognized upon shipment. We defer recognition of sales to distributors until they resell our products to their customers. Upon shipment, we also provide for the estimated cost that may be incurred for product warranty. Under our distribution contracts, a distributor has the right in certain circumstances to return products it determines are overstocked, so long as it provides an offsetting purchase order for products in an amount equal to or greater than the dollar value of the returned products. In addition, we afford distributors protection from subsequent price reductions.

   Our cost of revenues consists of component and material costs, direct labor costs, provisions for excess and obsolete inventory, warranty costs and overhead related to manufacturing our products. Software sales typically carry a higher gross margin than hardware sales.

   We have experienced operating losses and negative cash flows from operations in each quarterly and annual period since our inception and we currently expect to continue to incur losses for the foreseeable future.* As of September 30, 2001, we had cumulative net operating loss carryforwards for federal and California income tax reporting purposes of approximately $31.0 million and $9.6 million, respectively, available to offset income in future years. The cumulative net operating loss carryforwards will expire in various periods from 2002 to 2020 if they are not utilized. Under current tax law, net operating loss carryforwards available in any given year may be limited upon the occurrence of certain events, including changes of ownership interest. We have not recognized any future tax benefits of our cumulative net operating losses due to uncertainty as to future realizability.

Results of Operations

   The following table sets forth consolidated statements of operations data for the periods indicated as a percentage of net revenues.

                                            Fiscal Year Ended September 30,
                                            -----------------------------
                                              2001        2000      1999
                                             ------       -----    ------
Consolidated Statements of Operations Data:
Revenues, net..............................   100.0 %     100.0 %   100.0 %
Cost of revenues...........................    76.3        46.3      50.0
                                             ------       -----    ------
Gross profit...............................    23.7        53.7      50.0
                                             ------       -----    ------
Operating expenses:
   Research and development................    50.3        34.9      55.4
   Sales and marketing.....................   101.1        78.1      65.4
   General and administrative..............    29.3        24.9      27.4
   Deferred stock compensation.............     8.2         3.8      11.7
                                             ------       -----    ------
Total operating expenses...................   188.9       141.7     159.9
                                             ------       -----    ------
Loss from operations.......................  (165.2)      (88.0)   (109.9)
Interest and other income, net.............    12.7        16.9       5.4
                                             ------       -----    ------
Net loss...................................  (152.5)%     (71.1)%  (104.5)%
                                             ======       =====    ======

Fiscal Year Ended September 30, 2001 Compared to Fiscal Year Ended September 30, 2000

   Revenues, net. Revenues consist of sales to end-users (including resellers) and to distributors. Net revenues decreased from $12.4 million in fiscal year 2000 to $9.6 million in fiscal year 2001, representing a decrease of 22.4%. The decrease in revenues was primarily a result of worsened general economic conditions which significantly reduced demand for our phone system products in 2001. In addition, we believe that the terrorist attacks of September 11, 2001 caused some of our customers to reduce, cancel or reschedule orders for our products and intensified the economic slowdown.* As a result of heightened economic uncertainty, we are experiencing increased difficulty in predicting future sales and may not meet revenue expectations for future periods.* Our revenues may continue to decrease. Sales to distributors Tech Data, AltiSys, Ingram Micro, and Synnex accounted for approximately 0%, 26%, 21% and 43% respectively, of our revenues in fiscal year 2001 and approximately 21%, 19%, 16% and 12% respectively, of our revenues in fiscal year 2000. During 2001, we terminated Tech Data as a distributor of our products and increased sales to Altisys, Ingram Micro and Synnex.

   Cost of revenues. Cost of revenues in fiscal year 2001 increased to $7.3 million from approximately $5.7 million in fiscal year 2000. Cost of revenues as a percentage of net revenues also increased in fiscal year 2001 compared to fiscal year 2000. This increase was primarily due to inventory write-downs needed to reflect the slowdown in telecommunications capital spending and the general downturn in the U.S. economy. During fiscal year 2001, we increased our provision for excess inventory by $3.2 million as a result of decreased demand for our products, especially in the second half of fiscal year 2001. Management continues to closely monitor the Company's inventory levels. Further declines in demand, although not currently anticipated*, would result in reduced sales, increased operating losses and additional inventory provisions.

   Research and development expenses. Research and development expenses increased to $4.8 million in fiscal year 2001 from $4.3 million in fiscal year 2000. The increase was primarily due to hiring of additional engineers, related personnel expenses and consultant fees. We currently intend to increase research and development expenses in absolute dollars in the foreseeable future to allow to develop new products, features, and expand into new markets in Asia Pacific.*

   Sales and marketing expenses. Sales and marketing expenses remained relatively flat at $9.7 million in fiscal year 2001 as compared to fiscal year 2000. Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in marketing, sales and customer support functions, as well as trade shows, advertising, and promotional expenses. We expect sales and marketing expenses will remain relatively flat in the near term due to the uncertainty of customers' spending patterns in the current economic environment.*

   General and administrative expenses. General and administrative expenses decreased to $2.8 million in fiscal year 2001 from $3.1 million in fiscal year 2000. The decrease was primarily due to a reduction in legal fees as a result of the settlement of litigation with Sonoma Systems, Inc. (see Part I, Item 3, Legal Proceedings) and the Company's effort to reduce its cost structure during the current economic downturn. Consequently in the near term, we expect to maintain general and administrative expenses at the same level.* However, in order to continue to build our infrastructure to support the growth of our business, it may be necessary to increase general and administrative expenses .*

   Deferred stock compensation expense. Deferred stock compensation expense was $793,000 in fiscal year 2001 as compared to $466,000 for fiscal year 2000. The aggregate deferred stock compensation charge was reduced during fiscal year 2001 by approximately $94,000 due to the cancellation of approximately 129,000 options. Deferred stock compensation expense reflects the amortization of stock compensation charges resulting from granting stock options at exercise prices below the deemed fair value of our common stock on the dates the options were granted. We are amortizing these amounts using the straight-line method over the vesting period of the related stock options. We expect to amortize approximately $371,000 of this deferred stock compensation in fiscal year 2002 and $84,000 in fiscal year 2003, increasing our loss (or reducing any profits that we may have).*

   Interest and other income, net. Net interest and other income decreased to $1.2 million in fiscal year 2001 from $2.1 million in fiscal year 2000. The Company invested the proceeds from our initial public offering in October 1999 in highly liquid, short-term and long-term investments. The decrease was due to decreases in invested principal due to cash being used in operations as well as a decrease in interest rates. We expect net interest and other income to continue to decrease as a result of further decreases in cash available to invest and relatively flat or lower interest rates.*

Fiscal Year Ended September 30, 2000 Compared to Fiscal Year Ended September 30, 1999

   Revenues, net. Revenues consist of sales to end users (including dealers) and to distributors. Net revenues increased from $6.6 million in fiscal year 1999 to $12.4 million in fiscal year 2000, representing an increase of 87.9%. This change was primarily from increased market acceptance of our products through our main distributors. Sales through Tech Data, AltiSys, Ingram Micro, and Synnex accounted for approximately 21%, 19%, 16% and 12% respectively, of our revenues in fiscal year 2000, and approximately 27%, 7%, 19% and 0% respectively, of our revenues in fiscal 1999.

   Cost of revenues. Cost of revenues in fiscal year 2000 increased to $5.7 million from approximately $3.3 million in fiscal year 1999. Cost of revenues decreased as a percentage of net revenues in fiscal year 2000 compared to fiscal year 1999. This decrease was primarily a result of production efficiencies as well as lower component and overhead costs due to increased production. In addition, the cost of revenues in fiscal year 2000 includes a provision for excess and obsolete inventory of $266,000 related primarily to the impact of design changes to our Quantum product. As a result of higher sales and lower costs, gross profit increased to $6.7 million in fiscal year 2000 from $3.3 million in fiscal year 1999.

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

   General and administrative expenses. General and administrative expenses increased to $3.1 million in fiscal year 2000 from $1.8 million in fiscal year 1999. The increase was primarily due to legal fees related to the Sonoma Systems, Inc. litigation (see Part I, Item 3, Legal Proceedings), hiring of additional personnel in our finance and accounting, management of our information systems and administrative functions, and an increase in related facilities expenses and professional services expense.

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

   Research and development expenses. Research and development expenses increased to $3.7 million in fiscal year 1999 from $1.9 million in fiscal year 1998. Research and development expenses consist principally of salaries and related personnel expenses, consultant fees and prototype expenses related to the design, development and testing of our products. We expense our research and development costs as incurred. The increase was primarily due to our hiring additional engineers, as well as opening of a research and development office in China.

   Sales and marketing expenses. Sales and marketing expenses increased to $4.3 million in fiscal year 1999 from $2.8 million in fiscal year 1998, representing an increase of 55.9%. Sales and marketing expenses consist of compensation, commissions and related costs for personnel engaged in sales and marketing functions, trade show expenses, selling and promotional programs, marketing programs and related expenses. This increase was primarily due to hiring additional sales and marketing personnel, increasing advertising and promotional activities.

   General and administrative expenses. General and administrative expenses increased to $1.8 million in fiscal year 1999 from $675,000 in fiscal year 1998. General and administrative expenses consist primarily of salaries and related expenses for executive, finance and administrative personnel, recruiting expenses, professional fees and other general corporate expenses. The increase was primarily due to legal fees related to the Sonoma Systems, Inc. litigation (see Part I, Item 3, Legal Proceedings), hiring of additional personnel in our finance and accounting, management information systems and administrative groups, and an increase in related facilities expenses and professional services expenses.

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

Liquidity and Capital Resources

   Since inception, we have financed our operations through the sale of equity securities. We have raised an aggregate of $24.7 million, net of offering expenses, through the sale of preferred stock. We have also received additional funds from the exercise of stock options. On October 8, 1999, we received cash proceeds, net of underwriters' discounts and commissions, and expenses previously paid of $1.5 million, totaling approximately $33.3 million upon the closing of our initial public offering. As of September 30, 2001, we had cash, cash equivalents, and short-term investments totaling $17.5 million consisting of cash and cash equivalents of $11.9 million, comprising of cash deposited in checking and money market accounts with original maturities of less than three months and $5.6 million of highly liquid short-term investments.

   Net cash used in our operating activities was $11.8 million for fiscal year 2001, $9.3 million for fiscal year 2000 and $5.8 million for fiscal year 1999. Net cash used in operating activities primarily reflected the impact of the net loss for each of the periods, as well as working capital required to fund our growth in operations.

   Net cash provided by investing activities was $8.0 million for fiscal year 2001, which was primarily a result of redemption of short and long-term investments. Cash used in investing activities for fiscal year 2000 was $15.4 million, which was primarily a result of purchases of short and long-term investments. Cash provided by investing activities was $335,000 for fiscal year 1999, which was primarily a result of redemption of short-term investments.

   Net cash provided by financing activities was $492,000 for fiscal year 2001, consisting primarily of proceeds from the exercise of stock options and investments in our employee stock purchase plan. Cash provided by financing activities was $33.9 million for fiscal year 2000, which was primarily due to $33.3 million in net proceeds from the initial public offering of 3,737,500 shares of common stock on October 9, 1999 (including exercise of underwriter's over-allotment option). Cash provided by financing activities was $4.4 million in fiscal year 1999, which was primarily due to proceeds from the issuance of series D preferred stock.

   We currently believe that existing cash and cash equivalents balances and short-term investments, will provide us with sufficient funds to finance our operations for the next 12 months.* Our management intends to invest our cash in excess of current operating requirements in short-term, interest-bearing investment-grade securities.* Subsequently, we may need to raise additional funds, and additional financing may not be available on favorable terms, if at all. We may also require additional capital to acquire or invest in complementary businesses or products, or obtain the right to use complementary technologies. If we can not raise funds, if needed, on acceptable terms, we may not be able to develop or enhance our products, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements, which could seriously harm our business, financial condition, and results of operations. If additional funds are raised through the issuance of equity securities, our net tangible book value per share may decrease, the percentage ownership of then current stockholders may be diluted, and such equity securities may have rights, preferences or privileges senior to those of the holders of our common stock.

  Recent Accounting Pronouncements

   In July 2001, FASB issued SFAS No.'s 141 and 142, "Business Combinations" and "Goodwill and Other Intangibles". FASB 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under FASB 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill is subject to at least an annual assessment for impairment applying a fair-value based test. Additionally, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. The Company does not believe that the adoption of these statements will have a material impact on its financial position or results of operations.

   In April 2001, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products". This issue concluded that certain consumer and trade sales promotion expenses are presumed to be a reduction of the selling price of the vendor's products and therefore, should be characterized as a reduction of revenue when recognized in the vendor's income statement. That presumption can be overcome if the provisions of this pronouncement are required to be applied starting with fiscal years beginning after December 15, 2001. The Company will adopt this pronouncement in the first quarter of fiscal 2003. The Company does not believe that the adoption of this statement will have a material impact on its financial position or results of operations.

   In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 establishes one accounting model to be used for long-lived assets to be disposed of by sale, and broadens the presentation of discontinued operations to include more disposal operations. SFAS 144 supersedes both SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", and the accounting and the reporting provisions of APB Opinion No. 30. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The Company does not expect the adoption of SFAS No. 144 will have a material impact on its financial position or results of operations.

CERTAIN FACTORS AFFECTING BUSINESS, OPERATING RESULTS, AND FINANCIAL CONDITION

   You should carefully consider the risks described below and all of the information contained in this Form 10-K. If any of the following risks occur, our business, financial condition and result of operations could be harmed, the trading price of our common stock could decline and you may lose all or part of your investment in our common stock.

Risks Related to AltiGen

   We have a history of losses and expect to incur future losses, which may prevent us from becoming profitable.

   We have experienced operating losses since our inception. As of September 30, 2001, we had an accumulated deficit of $40.2 million. We expect to incur operating losses for the foreseeable future, and these losses may be substantial. Further, we expect our operating cash flows to be negative for the foreseeable future. Because we expect increased expenditures for product development and general and administrative expenses, and substantial increases in sales and marketing expenses, we will need to increase revenues significantly to achieve profitability and positive operating cash flows. Even if we do achieve profitability and positive operating cash flows, we may not be able to sustain or increase profitability or positive operating cash flows on a quarterly or annual basis.

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

   We face competition from companies providing traditional private telephone systems. Our principal competitors that produce traditional private telephone systems are Avaya Communications, NEC and Nortel Networks. We also compete against providers of multifunction telecommunications systems, including Artisoft, Inc., Shoreline Steelworks, Inc., 3Com Corporation, and Cisco Systems, Inc., as well as any number of future competitors. Many of our competitors are substantially larger than we are and have significantly greater name recognition, financial, sales and marketing, technical, customer support, manufacturing and other resources. These competitors may also have more established distribution channels and stronger relationships with service providers. These competitors may be able to respond more rapidly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sale of their products. These competitors may enter our existing or future markets with solutions that may be less expensive, provide higher performance or additional features or be introduced earlier than our solutions. We also expect that other companies may enter our market with better products and technologies. If any technology that is competing with ours is more reliable, faster, less expensive or has other advantages over our technology, then the demand for our products and services could decrease and harm our business.

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

   Sales through our three key distributors, AltiSys, Ingram Micro Inc. and Synnex, accounted for 90% of our net revenues in the fiscal year ended September 30, 2001 and sales to Synnex alone accounted for 43% of our net revenues. Our business and operating results will suffer if any one of these distributors does not continue distributing our products, fails to distribute the volume of our products that it currently distributes or fails to expand our customer base. We also need to establish and maintain relationships with additional distributors and original equipment manufacturers. We may not be able to establish, or successfully manage, relationships with additional distribution partners. In addition, our agreements with distributors typically provide for termination by either party upon written notice to the other party. For example, our agreement with Ingram Micro provides for termination, with or without cause, by either party upon 30 days' written notice to the other party, or upon insolvency or bankruptcy. Our agreements with Synnex and AltiSys each have terms of one year and are automatically renewed for additional one year terms. Each party under these agreements may terminate with or without cause upon 90 days' written notice prior to the expiration of any annual term or for cause with 30 days' written notice to the other party if the other party materially breaches the agreement and fails to cure the breach within 30 days following delivery of the notice. In addition, the agreements with Synnex and AltiSys each provide that either party may terminate the agreement 60 days after a petition for bankruptcy or insolvency has been filed and not dismissed or immediately if the other party terminates its business. Generally, these agreements are non-exclusive and distributors sell products that compete with ours. If we fail to establish or maintain relationships with distributors and original equipment manufacturers, our ability to increase or maintain our sales and our customer base will be substantially harmed.

   We sell our products through resellers and distributors, which limits our ability to control the timing of our sales, and this makes it more difficult to predict our revenues.

   We do not recognize revenue from the sale of our products to our distributors until these products are sold to either resellers or end-users. We have little control over the timing of product sales to dealers and end users. Our lack of control over the revenue which we recognize from our distributors' sales to resellers and end-users limits our ability to predict revenue for any given period. Our budgets and commitments that we have made for the future are based in part on our expectations of future sales. If our sales do not meet expectations, it will be difficult for us to reduce our expenses quickly, and consequently our operating results may suffer.

   We rely on sole-sourced components and third-party technology and products; if these components are not available, our business may suffer.

   We purchase technology from third parties that is incorporated into our products, including virtually all of our hardware products. We order sole-sourced components using purchase orders and do not have supply contracts for them. One sole-sourced component, a Zarlink Corporation chip, is particularly important to our business because it is included in virtually all of our hardware products. If we were unable to purchase an adequate supply of these sole-sourced components on a timely basis, we would be required to develop alternative solutions. This could entail qualifying an alternative source or redesigning our products based on different components. Our inability to obtain these sole-sourced components, especially the Zarlink Corporation chip, could significantly delay shipment of our products, which could have a negative effect on our business, financial condition and results of operations. See "Business--Manufacturing and Assembly."

   We rely on resellers to promote, sell, install and support our products, and their failure to do so may substantially reduce our sales and thus seriously harm our business.

   We rely on resellers who can provide high quality sales and support services. As with our distributors, we compete with other telecommunications systems providers for our resellers' business, as our reseller generally market competing products. If a reseller promotes a competitor's products to the detriment of our products or otherwise fails to market our products and services effectively, we could lose market share. In addition, the loss of a key reseller or the failure of resellers to provide adequate customer service could cause our business to suffer. If we do not properly train our reseller to sell, install and service our products, our business will suffer.

   Software or hardware errors may seriously harm our business and damage our reputation, causing loss of customers and revenues.

   Users expect telephone systems to provide a high level of reliability. Our products are inherently complex and may have undetected software or hardware errors. We have detected and may continue to detect errors and product defects in our installed base of products, new product releases and product upgrades. For example, a small number of our boards failed and were returned. We have replaced these boards and made certain design changes. We cannot be sure that the problem has been fully addressed and that similar or different problems may not occur in existing or new boards in the future. In addition, end-users may install, maintain and use our products improperly or for purposes for which they were not designed. These problems may degrade or terminate the operation of our products, which could cause end-users to lose telephone service, cause us to incur significant warranty and repair costs, damage our reputation and cause significant customer relations problems. Any significant delay in the commercial introduction of our products due to errors or defects, any design modifications required to correct these errors or defects or any negative effect on customer satisfaction as a result of errors or defects could seriously harm our business, financial condition and results of operations.

   Any claims brought because of problems with our products or services could seriously harm our business, financial condition and results of operations. We currently offer a one-year hardware guarantee to end-users. If our products fail within the first year, we face replacement costs. Our insurance policies may not provide sufficient or any coverage should a claim be asserted. In addition, our introduction of products and systems with reliability, quality or compatibility problems could result in reduced revenues, uncollectible accounts receivable, delays in collecting accounts receivable, warranties and additional costs. Our customers, end-users or employees could find errors in our products and systems after we have begun to sell them, resulting in product redevelopment costs and loss of, or delay in, their acceptance by the markets in which we compete. Further, we may experience significant product returns in the future. Any of these events could have a material adverse effect on our business, financial condition and results of operations.

   We may face infringement issues that could harm our business by requiring us to license technology on unfavorable terms or temporarily or permanently cease sales of key products.

   We may become parties to litigation in the normal course of our business. Litigation in general, and intellectual property and securities litigation in particular, can be expensive and disruptive to normal business operations. Moreover, the results of complex litigation are difficult to predict. We are not currently party to any material litigation.

   We have settled intellectual property litigation with Sonoma Systems, Inc. ("SSI"), formerly NetPhone, Inc. In April 2001, the NetPhone/SSI litigation ended with a Compromise Settlement and Release of all claims and defenses associated with the litigation, in addition to a Patent and Cross-License Agreement between the parties.

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

   Our customers and end-users expect frequent product introductions and have changing requirements for new products and features. Therefore, to be competitive, we will need to develop and market new products and product enhancements that respond to these changing requirements on a timely and cost-effective basis. Our failure to do so promptly and cost-effectively would seriously harm our business, financial condition and results of operations. Also, introducing new products could require us to write off existing inventory as obsolete, which could harm our results of operations.

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

   For the fiscal year ended September 30, 2001, approximately 2.0% of our net revenues came from customers outside of the United States. We intend to expand our international sales and marketing efforts. Our efforts are subject to a variety of risks associated with conducting business internationally, any of which could seriously harm our business, financial condition and results of operations. These risks include:

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

   Our facility is vulnerable to damage from earthquakes and other natural disasters and other business interruptions; any such damage could seriously or completely impair our business.

   We perform final assembly, software installation and testing of our products at our facility in Fremont, California. Our facility is located on or near known earthquake fault zones and may be subject to rolling electrical blackouts and is vulnerable to damage or interruption from fire, floods, earthquakes, power loss, telecommunications failures and similar events. If such a disaster or interruption occurs, our ability to perform final assembly, software installation and testing of our products at our facility would be seriously, if not completely, impaired. If we were unable to obtain an alternative place or way to perform these functions, our business, financial condition and results of operations would suffer. The insurance we maintain may not be adequate to cover our losses against fires, floods, earthquakes and general business interruptions.

   We rely on a continuous power supply to conduct operations, and California's current energy crisis could disrupt our business and increase our expenses.

   California is in the midst of an energy crisis that could disrupt our operations and increase our expenses. In the event of an acute power shortage that is, when power reserves for California fall below 1.5%, California has on some occasions implemented, and may in the future continue to implement, rolling blackouts throughout California. We currently have only limited backup generators for emergency alternate sources of power in the event of blackout. If blackouts interrupt our power supply, we would be temporarily unable to continue operations at our facility. Any such interruption in our ability to continue operations at our facility could delay shipments of our products to customers, and could result in lost revenue, which could harm our business and results of operations.

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

   If we are unable to comply with Nasdaq's continued listing requirements, our common stock could be delisted from the Nasdaq National Market.

   Our common stock trades on Nasdaq National Market, which has certain compliance requirements for continued listing of common stock. If the minimum closing bid price per share is less than $1.00 for a period of 30 consecutive business days, our shares may be delisted following a 90 days notice period during which the minimum closing bid price must be $1.00 or above per share for a period of 10 consecutive business days, if we do not file an appeal. During fiscal year 2001 and thereafter, the minimum bid price for our common stock closed, at times, below $1.00 per share.

   The result of delisting from the Nasdaq National Market would be a reduction in the liquidity of any investment in our common stock and a material adverse effect on the price of our common stock. Delisting would reduce the ability of holders of our common stock to purchase or sell shares as quickly and as inexpensively as they could have done in the past. This lack of liquidity would make it more difficult for us to raise capital in the future. Although we are working to comply with all continued listing requirements of Nasdaq, there can be no assurance that we will be able to satisfy such requirements. On September 27, 2001, the Nasdaq temporarily suspended the $1.00 minimum closing bid price requirement. The suspension will last until January 2, 2002.

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

Item 7(a). Quantitative and Qualitative Disclosures About Market Risk.

   Interest Risk. Our cash equivalents and short-term investments are exposed to financial market risk due to fluctuation in interest rates, which may affect our interest income and, in the future, the fair market value of our investments. We manage the exposure of financial market risk by performing ongoing evaluations of our investment portfolio. These securities are highly liquid and generally mature within 12 months from the purchase date. Due to the short maturities of our investments, the carrying value should approximate the fair value. In addition, we do not use our investments for trading or other speculative purposes. We have performed an analysis to assess the potential effect of reasonably possible near term changes in interest and foreign currency exchange rates. The effect of any change in foreign currency exchange rates is not expected to be material to our results of operations, cash flows or financial condition. Due to the short duration of our investment portfolio, an immediate 10% change in interest rate would not have a material effect on the fair market value of our portfolio. Therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.

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

                                   PART II.

Item 10. Directors and Executive Officers of the Registrant

   Information with respect to directors of AltiGen is incorporated by reference from the information under the caption: "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on February 7, 2002 (the "Proxy Statement"). Information with respect to the executive officers of AltiGen is included in Part I of this Form 10-K under the heading "Executive Officers."

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

                                   PART III.

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

   (a) The following documents are filed as a part of this Annual Report on Form 10-K.

1. FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----
Report of Independent Public Accountants..................................  31
Consolidated Balance Sheets as of September 30, 2001 and 2000.............  32
Consolidated Statements of Operations for the years ended September 30,
  2001, 2000 and 1999.....................................................  33
Consolidated Statements of Stockholders' Equity for the years ended
  September 30, 2001, 2000, and 1999......................................  34
Consolidated Statements of Cash Flows for the years ended September 30,
  2001, 2000, and 1999....................................................  35
Notes to Consolidated Financial Statements................................  36

2. FINANCIAL STATEMENT SCHEDULES

   The following financial statement schedule is submitted here with:

               Schedule II Valuation and Qualifying Accounts 47

   (All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.)

3. EXHIBITS

   The following exhibits are included in this Annual Report on Form 10-K (numbered in accordance with Item 601 of Regulation S-K):

   b) Report on Form 8-K

   No reports on Form 8-K were filed during the last quarter of fiscal year covered by this report.

Exhibit
Number                                        Description
------                                        -----------

  3.1   Amended and Restated Certificate of Incorporation.

  3.2*  Amended and Restated Bylaws.

  4.1   See exhibit 3.1, and 3.2 for provisions defining the rights of holders of Common Stock.

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

10.11*++ Distribution Agreement between TerraComSortium and AltiGen Communications, Inc., dated
           November 3, 1997.

10.12*+  OEM Private Label License Agreement between Renaissance Network Technology Corporation and
           AltiGen Communications, Inc., dated May 1998.

10.13*   Services Agreement between Sumitronics, Inc. and AltiGen Communications, Inc., dated June 2, 1998 and related Commission Agreement dated March 1999.

10.14*++ Distribution Agreement between Ingram Micro Inc. and AltiGen Communications, Inc. dated June 12,
           1998.

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

10.17*   Consulting and Development Agreement between Sollecon, Inc. and AltiGen Communications, Ltd., dated as of October 27, 1998.

10.18*   Employment Agreement by and Between the Registrant and Tricia Chu, dated April 26, 1999.

10.19*   Employment Agreement by and Between the Registrant and Philip McDermott, dated June 8, 1999.

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

10.23*++ Joint Development Agreement between Nitsuko Corporation, Sumisho Electronics Co., Ltd. and
           AltiGen Communications, Inc., dated as of July 14, 1998.

21.1*    Subsidiaries of the Registrant.

23.1     Consent of Independent Public Accountants.

24.1     Power of Attorney (included on signature page).

--------
*  Incorporated by reference to exhibit filed with the Registrant's
   Registration Statement on Form S-1 (No. 333-80037) declared effective on October 4, 1999.
+ Confidential treatment has been granted for certain portions of this exhibit. ++ Confidential treatment was granted for certain portions of this exhibit and a request for extension of confidential treatment has been submitted to the Commission.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of AltiGen Communications, Inc.:

   We have audited the accompanying consolidated balance sheets of AltiGen Communications, Inc. (a Delaware corporation) and its subsidiary as of September 30, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended September 30, 2001. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of AltiGen Communications, Inc. and its subsidiary as of September 30, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 2001, in conformity with accounting principles generally accepted in the United States.

   Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed under Item 14(a)2 is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                    Arthur Andersen LLP

San Jose, California
November 13, 2001

                  ALTIGEN COMMUNICATIONS, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS

                                                                                    September 30,
                                                                             --------------------------
                                                                                 2001          2000
                                                                             ------------  ------------
ASSETS
Current assets:
   Cash and cash equivalents................................................ $ 11,899,754  $ 15,141,380
   Short-term investments...................................................    5,628,319    14,082,129
   Accounts receivable, net of allowances of $403,423 and $423,296, in 2001
     and 2000, respectively.................................................    1,274,315     2,041,395
   Inventories..............................................................    2,543,316     4,268,152
   Prepaid expenses and other current assets................................      269,442       358,094
                                                                             ------------  ------------
          Total current assets..............................................   21,615,146    35,891,150
                                                                             ------------  ------------
Property and equipment:
   Furniture and equipment..................................................    1,945,313     1,313,004
   Computer software........................................................      913,253       632,638
                                                                             ------------  ------------
                                                                                2,858,566     1,945,642
   Less: Accumulated depreciation...........................................   (1,733,357)   (1,097,003)
                                                                             ------------  ------------
       Net property and equipment...........................................    1,125,209       848,639
                                                                             ------------  ------------
   Other non-current assets:
       Promissory note to officer/stockholder (Note 3)......................      722,745     1,000,000
       Long-term investments................................................      397,826       905,626
                                                                             ------------  ------------
          Total other non-current assets....................................    1,120,571     1,905,626
                                                                             ------------  ------------
                                                                             $ 23,860,926  $ 38,645,415
                                                                             ============  ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable......................................................... $    467,542  $  1,105,295
   Accrued liabilities:
       Payroll and related benefits.........................................      278,340       521,420
       Warranty.............................................................      523,245       719,889
       Marketing............................................................      409,165       275,683
       Other................................................................      573,724       921,208
   Deferred revenue.........................................................      798,857       610,018
                                                                             ------------  ------------
          Total current liabilities.........................................    3,050,873     4,153,513
                                                                             ------------  ------------
Commitments and contingencies (Note 4)

Stockholders' equity:
   Common stock, $0.001 par value; Authorized--23,957,117 shares;
     Outstanding--13,772,488 and 13,507,162 shares at September 30, 2001
     and 2000, respectively.................................................       13,772        13,507
   Additional paid-in capital...............................................   61,593,451    61,368,011
   Deferred stock compensation..............................................     (454,983)   (1,341,974)
   Accumulated deficit......................................................  (40,237,178)  (25,547,642)
   Treasury stock at cost (114,900 shares as of September 30, 2001).........     (105,009)           --
                                                                             ------------  ------------
          Total stockholders' equity........................................   20,810,053    34,491,902
                                                                             ------------  ------------
                                                                             $ 23,860,926  $ 38,645,415
                                                                             ============  ============

The accompanying notes are an integral part of these consolidated financial statements.

                  ALTIGEN COMMUNICATIONS, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                    Fiscal Year Ended September 30,
                                                                ---------------------------------------
                                                                    2001          2000         1999
                                                                ------------  ------------  -----------
Revenues, net.................................................. $  9,631,778  $ 12,409,788  $ 6,598,631
Cost of revenues...............................................    7,345,284     5,747,181    3,299,547
                                                                ------------  ------------  -----------
Gross profit...................................................    2,286,494     6,662,607    3,299,084
                                                                ------------  ------------  -----------
Operating expenses:
   Research and development....................................    4,846,929     4,334,314    3,658,238
   Sales and marketing.........................................    9,737,712     9,691,422    4,319,393
   General and administrative..................................    2,820,040     3,091,840    1,806,380
   Amortization of deferred stock compensation (Note 7)........      793,197       465,967      770,359
                                                                ------------  ------------  -----------
       Total operating expenses................................   18,197,878    17,583,543   10,554,370
                                                                ------------  ------------  -----------
Loss from operations...........................................  (15,911,384)  (10,920,936)  (7,255,286)
Interest and other income, net.................................    1,221,848     2,094,711      360,337
                                                                ------------  ------------  -----------
Net loss....................................................... $(14,689,536) $ (8,826,225) $(6,894,949)
                                                                ============  ============  ===========
   Basic and diluted net loss per share........................ $      (1.07) $      (0.66) $     (5.76)
                                                                ============  ============  ===========
   Weighted average shares used in computing basic and diluted
     net loss per share........................................   13,666,271    13,287,024    1,196,960
                                                                ============  ============  ===========

The accompanying notes are an integral part of these consolidated financial statements.

                  ALTIGEN COMMUNICATIONS, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                          Convertible
                                        Preferred Stock       Common Stock    Additional     Deferred
                                      -------------------  ------------------  Paid-In        Stock     Accumulated   Treasury
                                        Shares    Amount     Shares   Amount   Capital     Compensation   Deficit      Stock
                                      ----------  -------  ---------- ------- -----------  ------------ ------------  ---------
BALANCE, SEPTEMBER 30, 1998..........  7,649,657  $ 7,650     871,325 $   871 $20,357,168  $(1,288,333) $ (9,826,468) $      --
Issuance of Series D convertible
 preferred stock.....................    496,499      496          --      --   5,771,840           --            --         --
Issuance cost of Series D convertible
 preferred stock.....................         --       --          --      --     (14,457)          --            --         --
Exercise of stock options............         --       --     435,282     435      77,523           --            --         --
Issuance of common stock as payment
 on notes payable....................         --       --     197,026     197     378,288           --            --         --
Deferred stock compensation..........         --       --          --      --   2,439,671   (2,439,671)           --         --
Amortization of deferred stock
 compensation........................         --       --          --      --          --      770,359            --         --
Net loss.............................         --       --          --      --          --           --    (6,894,949)        --
                                      ----------  -------  ---------- ------- -----------  -----------  ------------  ---------
BALANCE, SEPTEMBER 30, 1999..........  8,146,156    8,146   1,503,633   1,503  29,010,033   (2,957,645)  (16,721,417)        --
Issuance of common stock in
 connection with initial public
 offering, net of issuance cost......         --       --   3,737,500   3,738  33,248,602           --            --         --
Conversion of preferred stock into
 common stock........................ (8,146,156)  (8,146)  8,146,156   8,146          --           --            --         --
Exercise of stock options............         --       --      97,391      97      64,178           --            --         --
Issuance of common stock in
 connection with Employee Stock
 Purchase Plan.......................         --       --      22,482      23     168,538           --            --         --
Issuance of stock options to
 consultants.........................         --       --          --      --      26,364           --            --         --
Amortization of deferred stock
 compensation........................         --       --          --      --          --      465,967            --         --
Cancellation of employee stock
 options.............................         --       --          --      --  (1,149,704)   1,149,704            --         --
Net loss.............................         --       --          --      --          --           --    (8,826,225)        --
                                      ----------  -------  ---------- ------- -----------  -----------  ------------  ---------
BALANCE, SEPTEMBER 30, 2000..........         --       --  13,507,162  13,507  61,368,011   (1,341,974)  (25,547,642)        --
Exercise of stock options............         --       --      61,186      61      20,195           --            --         --
Issuance of common stock in
 connection with Employee Stock
 Purchase Plan.......................         --       --     204,140     204     299,039           --            --         --
Purchase of treasury stock...........         --       --          --      --          --           --            --   (105,009)
Amortization of deferred stock
 compensation........................         --       --          --      --          --      793,197            --         --
Cancellation of employee stock
 options.............................         --       --          --      --     (93,794)      93,794            --         --
Net loss.............................         --       --          --      --          --           --   (14,689,536)        --
                                      ----------  -------  ---------- ------- -----------  -----------  ------------  ---------
BALANCE, SEPTEMBER 30, 2001..........         --  $    --  13,772,488 $13,772 $61,593,451  $  (454,983) $(40,237,178) $(105,009)
                                      ==========  =======  ========== ======= ===========  ===========  ============  =========


                                          Total
                                      Stockholders'
                                         Equity
                                      -------------
BALANCE, SEPTEMBER 30, 1998.......... $  9,250,888
Issuance of Series D convertible
 preferred stock.....................    5,772,336
Issuance cost of Series D convertible
 preferred stock.....................      (14,457)
Exercise of stock options............       77,958
Issuance of common stock as payment
 on notes payable....................      378,485
Deferred stock compensation..........           --
Amortization of deferred stock
 compensation........................      770,359
Net loss.............................   (6,894,949)
                                      ------------
BALANCE, SEPTEMBER 30, 1999..........    9,340,620
Issuance of common stock in
 connection with initial public
 offering, net of issuance cost......   33,252,340
Conversion of preferred stock into
 common stock........................           --
Exercise of stock options............       64,275
Issuance of common stock in
 connection with Employee Stock
 Purchase Plan.......................      168,561
Issuance of stock options to
 consultants.........................       26,364
Amortization of deferred stock
 compensation........................      465,967
Cancellation of employee stock
 options.............................           --
Net loss.............................   (8,826,225)
                                      ------------
BALANCE, SEPTEMBER 30, 2000..........   34,491,902
Exercise of stock options............       20,256
Issuance of common stock in
 connection with Employee Stock
 Purchase Plan.......................      299,243
Purchase of treasury stock...........     (105,009)
Amortization of deferred stock
 compensation........................      793,197
Cancellation of employee stock
 options.............................           --
Net loss.............................  (14,689,536)
                                      ------------
BALANCE, SEPTEMBER 30, 2001.......... $ 20,810,053
                                      ============

The accompanying notes are an integral part of these consolidated financial statements.

                  ALTIGEN COMMUNICATIONS, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        Fiscal Year Ended September 30,
                                                                    ---------------------------------------
                                                                        2001          2000         1999
                                                                    ------------  ------------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss........................................................ $(14,689,536) $ (8,826,225) $(6,894,949)
   Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation................................................      636,354       495,100      356,922
       Amortization of deferred stock compensation.................      793,197       465,967      770,359
       Issuance of stock options to consultants....................           --        26,364           --
       Provision for accounts receivable allowances................      161,131       196,815      279,497
       Provision for excess and obsolete inventories...............    3,149,000       266,000       90,000
       Changes in operating assets and liabilities:
          Accounts receivable......................................      605,949      (554,178)    (940,538)
          Inventories..............................................   (1,424,164)   (2,333,356)    (996,716)
          Prepaid expenses and other current assets................       88,652       134,062     (316,908)
          Accounts payable.........................................     (637,753)     (380,377)   1,044,215
          Notes payable............................................           --            --       12,798
          Accrued liabilities......................................     (653,726)    1,171,605      513,303
          Deferred revenue.........................................      188,839        16,063      303,177
                                                                    ------------  ------------  -----------
              Net cash used in operating activities................  (11,782,057)   (9,322,160)  (5,778,840)
                                                                    ------------  ------------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchases of long-term investments..........................           --      (905,626)          --
       Purchases of short-term investments.........................           --   (14,082,129)          --
       Proceeds from sale of short-term investments................    8,453,810            --    1,053,060
       Proceeds from sale of long-term investments.................      507,800            --           --
       Proceeds from sale of property and equipment................           --            --       33,000
       Purchases of property and equipment.........................     (912,924)     (429,416)    (751,091)
                                                                    ------------  ------------  -----------
              Net cash provided by (used in) investing
                activities.........................................    8,048,686   (15,417,171)     334,969
                                                                    ------------  ------------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
       Net proceeds from issuances of convertible preferred
         stock.....................................................           --            --    5,757,879
       Proceeds from issuances of common stock.....................      319,499    37,607,835       77,958
       Promissory note to officer/stockholder......................      277,255    (1,000,000)          --
       Purchase of treasury stock..................................     (105,009)           --           --
       Issuance costs related to initial public offering of
         common stock..............................................           --    (2,661,194)  (1,461,465)
                                                                    ------------  ------------  -----------
              Net cash provided by financing activities............      491,745    33,946,641    4,374,372
                                                                    ------------  ------------  -----------
NET (DECREASE) INCREASE IN CASH AND CASH
  EQUIVALENTS......................................................   (3,241,626)    9,207,310   (1,069,499)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR.......................   15,141,380     5,934,070    7,003,569
                                                                    ------------  ------------  -----------
CASH AND CASH EQUIVALENTS, END OF YEAR............................. $ 11,899,754  $ 15,141,380  $ 5,934,070
                                                                    ============  ============  ===========
NONCASH FINANCING ACTIVITIES:
   Issuance of common stock as payment on notes payable............ $         --  $         --  $   378,485

The accompanying notes are an integral part of these consolidated financial statements.

                  ALTIGEN COMMUNICATIONS, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

   The Company is subject to the risks associated with early stage technology companies. These risks include, but are not limited to: history of losses; limited operating history; dependence on a small number of key employees; customers and suppliers; competition from larger, more established companies; the continued need for additional financing, and the impact of rapid technological changes and changes in customer demand/requirements. There is no assurance that the Company's efforts will be successful.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  Principles of Consolidation

   The Company's consolidated financial statements reflect the operations of the Company and its wholly-owned subsidiary. The subsidiary is located in Shanghai, China and was incorporated in November 1998. As of September 30 2001, the Company had approximately $73,000 in long-lived assets in China. All significant intercompany transactions and balances have been eliminated. The Company's fiscal year end is September 30. Unless otherwise stated, all references to 2001, 2000, and 1999 refer to the twelve months ended September 30 of that year.

  Reclassifications

   Certain prior year's balances have been reclassified to conform to the current year's presentation.

  Use of Estimates in Preparation of Financial Statements

   The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Key estimates include reserves for excess and obsolete inventories. Actual results could differ from those estimates.

  Concentration of Risk

   Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of trade receivables. The Company performs ongoing credit evaluations of its customers' financial condition and requires letters of credit whenever deemed necessary to help reduce its credit risk. Additionally, the Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends related to past losses and other information. As of September 30, 2001 and 2000, approximately 71% and 39%, respectively, of accounts receivable were concentrated with three distributors.

   The Company's purchases are concentrated with three suppliers and certain key components "chips" of the Company's products are sole sourced. For fiscal years 2001 and 2000 these three suppliers provided 56% and 58%, respectively, of all raw materials purchased. Loss of one of these suppliers could adversely impact the Company's operations.

                  ALTIGEN COMMUNICATIONS, INC. AND SUBSIDIARY

  Cash and Cash Equivalents and Short-term Investments

   The Company considers all highly liquid investments with an original maturity of three months or less from the date of purchase to be cash equivalents. Short-term investments are in highly liquid financial instruments with original maturities greater than three months but less than one year and are classified as "available-for-sale" investments. As of September 30, 2001, the Company's cash and cash equivalents consisted of commercial paper and cash deposited in checking and money market accounts. For fiscal years 2001, 2000, and 1999, the Company did not make any cash payments for interest or income taxes.

  Inventories

   Inventories (which include costs associated with components assembled by third-party assembly manufacturers, as well as internal labor and allocable overhead) are stated at the lower of cost (first-in, first-out method) or market. Provisions, when required, are made to reduce excess and obsolete inventories to their estimated net realizable values. Provisions for excess and obsolete inventory totaled $3,149,000 and $266,000 for fiscal years 2001 and 2000, respectively. The inventory provision for 2001 reflected the impact of a significant decrease in demand for the Company's products in the second half of 2001. The components of inventories include:

                                            September 30,
                                        ---------------------
                                           2001       2000
                                        ---------- ----------
Raw materials.......................... $  585,131 $1,315,988
Work-in-progress.......................     88,711  1,414,121
Finished goods.........................  1,869,474  1,538,043
                                        ---------- ----------
                                        $2,543,316 $4,268,152
                                        ========== ==========

  Property and Equipment

   Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which is three years. Depreciation expense for fiscal years 2001, 2000, and 1999, was $636,354, $495,100, and $356,922, respectively. All repairs and maintenance costs are expensed as incurred.

  Long-Term Investments

   As of September 30, 2001, the Company held an investment of common stock of a China based telecommunication company of approximately $398,000 accounted for using the cost method.

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

                  ALTIGEN COMMUNICATIONS, INC. AND SUBSIDIARY

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

   In March 2000, the Financial Accounting Standard Board ("FASB") issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25" (FIN No. 44). FIN No. 44 is effective July 1, 2000. The interpretation clarifies the application of APB Opinion No. 25 for certain issues, specifically: (a) the definition of employee for purposes of applying APB No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. The Company has reviewed its policies regarding accounting for certain transactions involving stock compensation and determined they are in compliance with FIN No. 44. Accordingly, there was no impact on the Company financial statements from adopting FIN No. 44 in fiscal 2001.

  Revenue Recognition

   Revenues consist of sales to end-users, including resellers, and to distributors. Revenues from sales to end-users are recognized upon shipment. The Company provides for estimated sales returns and allowances and warranty costs related to such sales at the time of shipment. Net revenues consist of product revenues reduced by estimated sales returns and allowances. Sales to distributors are made under terms allowing certain rights of return and protection against subsequent price declines on the Company's products held by its distributors. Upon termination, any unsold products may be returned by the distributor for a full refund. These agreements may be canceled by either party based on a specified notice. As a result of the above provisions, the Company defers recognition of revenues and the proportionate costs of revenues derived from sales to distributors until such distributors resell the Company's products to their customers. The amounts deferred as a result of this policy are reflected as "deferred revenue" in the accompanying consolidated balance sheets.

   Software components are generally not sold separately from the Company's hardware components. Accordingly, the Company allocates revenues between the hardware and software components of its products based on management's best estimate of their relative fair market values. The Company then accounts for the recognition of software revenues in accordance with Statement of Position ("SOP") 97-2, "Software Revenue Recognition". Software revenues consist of license revenues that are recognized upon the delivery of application products. The Company provides limited post-contract customer support ("PCS"), consisting primarily of technically support and "bug" fixes. In accordance with SOP 97-2, revenue earned on software arrangements involving multiple elements is allocated to each element based upon the relative fair values of the elements. Although the Company provides PCS, the revenue allocated to this element is recognized together with the initial licensing fee on delivery of the software because: (1) the PCS fee is included with the initial licensing fee; (2) the PCS included with the initial license fee is for one year or less; (3) the estimated cost of providing PCS during the arrangement is insignificant; and
(4) unspecified upgrades/enhancements offered for minimal or no cost during PCS arrangements historically have been and are expected to continue to be minimal and infrequent. All estimated costs of providing the services, including upgrades/enhancements are accrued for at the time of delivery.

                  ALTIGEN COMMUNICATIONS, INC. AND SUBSIDIARY

   In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition in financial statements. The Company evaluated the effect of the adoption of SAB No. 101 and has determined that the Company's current revenue recognition policies comply with SAB No.
101. Accordingly, there was no impact on the Company's financial statements from adopting SAB No. 101 in fiscal 2001.

   For fiscal years 2001 and 2000, the following customers accounted for approximately 90% and 68% of net revenues, respectively:

                                        Fiscal Year Ended
                                          September 30,
                                        ----------------
                                         2001       2000
                                        ----       ----
Customer A.............................   0%        21%
Customer B.............................  26%        19%
Customer C.............................  21%        16%
Customer D.............................  43%        12%

   Revenues derived from sales to customers outside of the United States, primarily in China, Hong Kong and Taiwan, accounted for approximately 2% and 7% of the Company's net revenues for fiscal years 2001 and 2000, respectively.

  Computation of Basic and Diluted Net Loss Per Share

   Historical net loss per share has been calculated under SFAS No. 128, "Earnings per Share." SFAS No. 128 requires companies to compute earnings per share under two methods (basic and diluted). Basic net loss per share is calculated by dividing net loss by the weighted average shares of common stock outstanding during the period. Basic and diluted net loss per share numbers are the same, as potential common shares resulting from the exercise of stock options are antidilutive. The Company evaluated the requirements of the SEC Staff Accounting Bulletin No. 98 ("SAB No. 98"), and concluded that there are no nominal issuances of common stock or potential common stock which would be required to be shown as outstanding for all periods presented herein as outlined in SAB No. 98.

  Comprehensive Income

   SFAS No. 130, "Reporting Comprehensive Income" establishes standards for reporting and presentation of comprehensive income. SFAS No. 130, which was adopted by the Company in the first quarter of fiscal year 1998, requires companies to report a new measurement of income or loss. Comprehensive loss for the Company consists of net loss plus the effect of foreign currency translation adjustments and other unrealized gains and losses, which are not material for each of the three years ended September 30, 2001. Accordingly, comprehensive loss closely approximates actual net loss. " The Company's other comprehensive income is immaterial for all periods presented.

  Segment Reporting

   SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" was adopted by the Company beginning on October 1, 1997. This statement establishes standards for disclosures about operating segments, products and services, geographic areas and major customers. The Company is organized and operates as one operating segment. The Company operates primarily in one geographic area, the United States.

                  ALTIGEN COMMUNICATIONS, INC. AND SUBSIDIARY

  Accounting for Derivative Instruments and Hedging Activities

   In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Financial Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133," which amends SFAS No. 133 to be effective for all fiscal years beginning after June 15, 2000. In June 2000, SFAS No. 133 was amended by SFAS No. 138, "Accounting for Certain Derivative Financial Instruments and Certain Hedging Activities", which amended or modified certain issues discussed in SFAS No. 133. SFAS No. 138 is also effective for all fiscal years beginning after June 15, 2000. SFAS No. 133 and SFAS No. 138 establish accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either as an asset or liability measured as its fair value. The statements also require that changes in the derivative's fair value be recognized currently in the earnings unless specific hedge accounting criteria are met. There was no impact on the Company's financial statements as the Company does not currently hold any derivative instruments and does not engage in hedging activities.

  Recent Accounting Pronouncements

   In July 2001, FASB issued SFAS No.'s 141 and 142, "Business Combinations" and "Goodwill and Other Intangibles". FASB 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under FASB 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill is subject to at least an annual assessment for impairment applying a fair-value based test. Additionally, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. The Company does not believe that the adoption of these statements will have a material impact on its financial position or results of operations.

   In April 2001, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products". This issue concluded that certain consumer and trade sales promotion expenses are presumed to be a reduction of the selling price of the vendor's products and therefore, should be characterized as a reduction of revenue when recognized in the vendor's income statement. The provisions of this pronouncement are required to be applied starting with fiscal years beginning after December 15, 2001. The Company will adopt this pronouncement in the first quarter of fiscal 2003. The Company does not believe that the adoption of this statement will have a material impact on its financial position or results of operations.

   In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 establishes one accounting model to be used for long-lived assets to be disposed of by sale, and broadens the presentation of discontinued operations to include more disposal operations. SFAS 144 supersedes both SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", and the accounting and the reporting provisions of APB Opinion No. 30. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The Company does not expect the adoption of SFAS No. 144 will have a material impact on its financial position or results of operations.

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

                  ALTIGEN COMMUNICATIONS, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

preferred and common stockholders. All convertible preferred and common share amounts in the accompanying consolidated financial statements have been adjusted retroactively to give effect to this change.

3.  PROMISSORY NOTE TO OFFICER / STOCKHOLDER:

   On August 31, 2000, the Company granted a $1 million loan to its Chief Executive Officer and significant stockholder. The original promissory note had a one-year term with an interest rate of 6.88%. The principal for the promissory note was fully secured by a perfected security interest in the borrower's primary residence. The interest for the promissory note was fully secured by the borrower's assets. During fiscal 2001, the Company received approximately $277,000 of payment against the note.

   On September 17, 2001, the Company entered into a new note for the then unpaid principal amount of $800,000. The new note requires two principal payment of $400,000, due on September 30, 2001 and 2002, plus interest of 6.125% due monthly. The note and related interest is full recourse and is secured by an interest in the borrower's personal assets. Subsequent to September 30, 2001, approximately $354,000 was paid against the note. The new note is not secured by an interest in the borrower's primary residence.

4.  COMMITMENTS AND CONTINGENCIES:

  Commitments

   The Company leases its facilities under various operating lease agreements expiring on various dates through November 2003. Rent expense for all operating leases totaled approximately $671,000, $402,000, and $361,000 for fiscal years 2001, 2000, and 1999, respectively. Minimum future lease payments under all noncancellable operating leases as of September 30, 2001 are as follows:

Fiscal Year
-----------
2002............................................. $  718,000
2003.............................................    672,000
2004.............................................    124,000
                                                  ----------
                                                  $1,514,000
                                                  ==========

  Contingencies

   We may become parties to litigation in the normal course of our business. Litigation in general, and intellectual property and securities litigation in particular, can be expensive and disruptive to normal business operations. Moreover, the results of complex litigation are difficult to predict. We are not currently party to any material litigation.

   We have settled intellectual property litigation with Sonoma Systems, Inc. ("SSI"), formerly NetPhone, Inc. In April 2001, the NetPhone/SSI litigation ended with a Compromise Settlement and Release of all claims and defenses associated with the litigation, in addition to a Patent and Cross-License Agreement between the parties.

5.  INITIAL PUBLIC OFFERING

   On October 4, 1999, the Company completed its initial public offering of 3,737,500 shares of common stock (including the exercise of the underwriters over-allotment option) and realized net proceeds of $33.3 million. Concurrent with the closing of the initial public offering, 8,146,156 shares of convertible preferred stock were converted into 8,146,156 shares of common stock.

                  ALTIGEN COMMUNICATIONS, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


6.  CAPITAL STOCK:

  Common Stock

   According to the Company's amended Certificate of Incorporation, the Company is authorized to issue 23,957,117 shares of common stock. At September 30, 2001, the Company had reserved the following shares of common stock for future issuance:

1994 Stock Option Plan........................... 1,519,272
1999 Employee Stock Purchase Plan................   342,985
1999 Stock Option Plan...........................   168,329
                                                  ---------
                                                  2,030,586
                                                  =========

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

   During fiscal 1999, the Company adopted the 1999 Stock Option Plan (the "1999 Plan") and authorized the issuance of 2,553,121 shares to employees, directors and consultants. Under the 1999 Plan, the Board of Directors may grant incentive and nonqualified stock options to employees, directors and consultants of the Company. The exercise price per share for an incentive stock option cannot be less than 100% of the fair market value, as determined by the Board of Directors, on the date of grant. The exercise price per share for a nonqualified stock option cannot be less than 85% of the fair market value, as determined by the Board of Directors, on the date of grant. Also, the exercise price of options granted to a greater than 10% stockholder may not be less than 110% of the fair market value on the date of grant. The value of common stock subject to incentive stock options that become exercisable by any one employee in any calendar year may not exceed $100,000. Options under this plan generally vest over a four-year period and generally expire ten years after the date of grant. Option activity under the 1994 and 1999 Plans ("the Plans") was as follows:

                  ALTIGEN COMMUNICATIONS, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

                                                                        Weighted
                                                                        Average
                                                                        Exercise
                                                             Options     Price
                                                            ----------  --------
Balance as of September 30, 1998...........................  1,617,596   $ 0.29
   Granted.................................................    688,023     6.08
   Exercised...............................................   (435,282)    0.18
   Canceled................................................   (147,487)    1.74
                                                            ----------
Balance as of September 30, 1999...........................  1,722,850   $ 2.51
   Granted.................................................  2,053,743    10.07
   Exercised...............................................    (97,390)    0.66
   Canceled................................................   (492,859)    9.33
                                                            ----------
Balance as of September 30, 2000...........................  3,186,344   $ 6.40
   Granted.................................................  2,199,000     1.44
   Exercised...............................................    (66,002)    0.31
   Canceled................................................ (1,191,108)    6.06
                                                            ----------   ------
Balance as of September 30, 2001...........................  4,128,234   $ 3.96
                                                            ==========   ======
Exercisable at September 30, 1999..........................    646,165   $ 0.25
Exercisable at September 30, 2000..........................    937,331   $ 1.35
Exercisable at September 30, 2001..........................  1,529,921   $ 4.19

   The following table summarizes information concerning outstanding and exercisable options at September 30, 2001:

                   Options Outstanding                  Options Exercisable
                -------------------------- ---------------------------------------------
                               Weighted        Weighted                     Weighted
                  Number       Average     Average Exercise   Number    Average Exercise
Exercise Prices Outstanding Remaining Life      Price       Exercisable      Price
--------------- ----------- -------------- ---------------- ----------- ----------------
$ 0.08 - $ 2.30  2,684,987       7.9            $ 0.99         876,113            $ 0.31
  2.31 -   4.60    187,250       7.5              3.82         111,060              3.81
  4.61 -   6.90     40,000       8.8              6.00          13,333              6.00
  6.91 -   9.20    368,340       8.4              8.00         131,397              8.01
  9.21 -  11.50    605,740       8.1             11.34         278,256             11.34
 11.51 -  13.80    240,417       8.0             11.99         119,231             11.94
 13.81 -  16.10      1,500       8.2             14.50             531             14.50
                 ---------                                   ---------
                 4,128,234       8.0            $ 3.96       1,529,921            $ 4.19
                 =========                                   =========

                  ALTIGEN COMMUNICATIONS, INC. AND SUBSIDIARY

   The Company accounts for the Plans under APB Opinion No. 25. Had compensation expense been determined consistent with SFAS No. 123, the Company's net loss and basic net loss per share would have been increased to the following pro forma amounts:

                                           Fiscal Year Ended September 30,
                                       ---------------------------------------
                                           2001          2000         1999
                                       ------------  ------------  -----------
 Net loss:
    As reported....................... $(14,689,536) $ (8,826,225) $(6,894,949)
    Pro forma.........................  (17,727,756)  (11,681,199)  (7,140,433)
 Basic and diluted net loss per share:
    As reported....................... $      (1.07) $      (0.66) $     (5.76)
    Pro forma.........................        (1.30)        (0.88)       (5.97)

   The weighted-average fair value of options granted during fiscal years 2001, 2000 and 1999 was $1.44, $7.23 and $1.35 respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2001, 2000 and 1999: risk free interest rates ranging from 4.5%-6.7%; expected dividend yields of 0.0%; expected lives of 5 years; expected volatility of 0.0 % to 80.0%.

   In connection with the issuance of certain stock options to employees in fiscal years 1999 and 1998, the Company has recorded deferred stock compensation in the aggregate amount of approximately $3,892,000, representing the difference between the deemed fair value of the Company's common stock and the exercise price of stock options at the date of grant. The aggregate deferred stock compensation charge was reduced during fiscal year 2001 and 2000 by approximately $94,000 and $1,150,000, respectively due to the cancellations of approximately 129,000 and 493,000 options, respectively. The Company is amortizing the deferred stock compensation expense over the vesting period of four years. For fiscal year 2001, 2000, and 1999, amortization of deferred stock compensation expense was approximately $793,000, $466,000, and $770,000, respectively.

   During fiscal year 2000, the Company issued nonqualified stock options to purchase 98,000 shares of common stock at exercise prices ranging from $5.88 to $6.00 per share to various consultants. The options vest over 4 years and expire 10 years from the date of grant. The deemed fair value at September 30, 2000 was $3.57 per share. The Company recognized compensation expense for approximately $26,000 during fiscal 2000, which was estimated using the Black-Scholes model. This expense was included in research and development expenses in the accompanying consolidated statement of operations. No stock options were issued to consultants during fiscal 2001.

  1999 Employee Stock Purchase Plan

   In June 1999, the Board of Directors adopted the 1999 Employee Stock Purchase Plan (the "1999 Purchase Plan") under which 299,464 shares of common stock were reserved for issuance to eligible employees at a price of 85% of the lower of the fair market value of the common stock on the first day of the offering period or a specified exercise date (last trading day in January or July). The number of shares will be increased on the first day of each fiscal year beginning in 2000 by the lesser of (i) 598,928 shares, (ii) 2% of the outstanding shares on that date or (iii) a lesser amount determined by the Board of Directors. Participants under the 1999 Purchase Plan generally may not purchase shares on any exercise date to the extent that, immediately after the grant, the participant would own stock totaling 5% or more of the total combined voting power of all stock of the Company, or greater than $25,000 worth of stock in any calendar year. In addition, no more than 5,989 shares may be purchased by any participant during any offering period. In the event of a sale or merger of the Company,

                  ALTIGEN COMMUNICATIONS, INC. AND SUBSIDIARY the Board may accelerate the exercise date of the current purchase period to a date prior to the change of control, or the acquiring company may assume or replace the outstanding purchase rights under the 1999 Purchase Plan. The first offering period under the 1999 Purchase Plan commenced on the effective date of the Company's initial public offering and terminated on July 31, 2001. On October 1, 2000, the Company increased the number of shares reserved for the Employee Stock Purchase Plan in the amount of 270,143 shares. In fiscal year 2001, 204,140 shares were purchased by and distributed to employees at an average price of $1.47 per share. At September 30, 2001, the Company had 342,985 shares of its common stock reserved for future issuance under the plan.

   On April 24, 2001, the Company's Board of Directors authorized a stock repurchase program to buy back up to $1.0 million of the Company's outstanding common stock in the open market. During fiscal 2001, the Company repurchased $105,009 of common stock under this repurchase program.

7.  DEFERRED STOCK COMPENSATION

   Amortization of deferred stock compensation relates to the following items in the accompanying consolidated statements of operations:

                                                  Fiscal Year Ended September 30,
                                                  -------------------------------
                                                     2001       2000      1999
                                                   --------   --------  --------
Research and development......................... $329,668   $202,689   $348,440
Sales and marketing..............................  262,304    169,620    264,984
General and administrative.......................  201,225     93,658    156,935
                                                   --------   --------  --------
                                                  $793,197   $465,967   $770,359
                                                   ========   ========  ========

8.  INCOME TAXES

   The Company accounts for income taxes pursuant to SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. The following is a summary of the significant components of the Company's deferred tax asset:

                                                          September 30,
                                                   --------------------------
                                                       2001          2000
                                                   ------------  ------------
Net operating loss carryforwards.................. $ 11,389,000  $  6,972,000
Capitalized start-up costs........................           --        66,000
Reserve and other cumulative temporary differences    2,590,000     1,705,000
Research and development credit carryforwards.....      847,000       745,000
Net capitalized research and development expenses.      659,000       528,000
                                                   ------------  ------------
                                                     15,485,000    10,016,000
Valuation allowance...............................  (15,485,000)  (10,016,000)
                                                   ------------  ------------
Net deferred tax asset............................ $         --  $         --
                                                   ============  ============

   As of September 30, 2001, the Company had cumulative net operating loss carryforwards for federal and state income tax reporting purposes of approximately $31.0 million and $9.6 million, respectively, which expire on various dates from 2002 to 2020. Under current tax law, net operating loss carry forwards available in any given year may be limited upon the occurrence of certain events, including significant changes in ownership interest.

                  ALTIGEN COMMUNICATIONS, INC. AND SUBSIDIARY

   A valuation allowance has been recorded for the entire deferred tax asset as a result of uncertainties regarding realization of the asset, including limited operating history of the Company, lack of profitability to date and uncertainty over future operating profitability and taxable income. As of September 30, 2001 and 2000 the Company had no significant deferred tax liabilities.

9. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

   The following is a summary of our unaudited quarterly financial results:

                                                                     QUARTER ENDED
                                                  --------------------------------------------------
                                                  December 31   March 31      June 30    September 30
                                                  -----------  -----------  -----------  ------------
2001:
Revenues, net.................................... $ 2,384,510  $ 2,910,209  $ 2,695,850  $ 1,641,209
Gross profit (loss)..............................   1,192,763    1,206,981       23,768     (137,018)
Net loss.........................................  (2,461,644)  (3,216,395)  (5,000,648)  (4,010,849)
Basic and diluted net loss per share.............       (0.18)       (0.24)       (0.36)       (0.29)

2000:
Revenues, net.................................... $ 2,484,997  $ 3,169,636  $ 4,047,636  $ 2,707,519
Gross profit.....................................   1,324,347    1,744,849    2,232,384    1,361,027
Net loss.........................................  (1,653,383)  (2,474,816)  (2,049,851)  (2,648,175)
Basic and diluted net loss per share.............       (0.13)       (0.18)       (0.15)       (0.20)

                  ALTIGEN COMMUNICATIONS, INC. AND SUBSIDIARY

                SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                                  Balance at Charged to            Balance at
                                                  Beginning  Costs and               End of
Classification                                    of Period   Expenses  Deductions   Period
--------------                                    ---------- ---------- ---------- ----------
Allowance for doubtful accounts:
Year ended September 30, 2001....................  $423,296  $  161,131 $(181,004) $  403,423
Year ended September 30, 2000....................  $226,481  $  196,815        --  $  423,296
Year ended September 30, 1999....................  $133,063  $  279,497 $(186,079) $  226,481

Inventory reserve:
Year ended September 30, 2001....................  $499,633  $3,149,000 $ (53,002) $3,595,631
Year ended September 30, 2000....................  $233,633  $  266,000        --  $  499,633
Year ended September 30, 1999....................  $143,633  $   90,000        --  $  233,633

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Fremont, State of California, on the 21st day of December, 2001.

                                          ALTIGEN COMMUNICATIONS, INC.

                                                             /S/ GILBERT HU
                                          By: _________________________________
                                                         Gilbert Hu
                                             President and Chief Executive
                                                          Officer

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

   Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

        Signature                      Title                      Date
        ---------                      -----                      ----

      /s/ GILBERT HU                                        December 21, 2001
   -------------------- Chief Executive Officer (principal
        Gilbert Hu        executive officer) and Director

   /s/ PHILIP MCDERMOTT                                     December 21, 2001
   -------------------- Chief Financial Officer (principal
     Philip McDermott     financial and accounting officer)

   /s/ WEN-HUANG CHANG  Director                            December 21, 2001
   --------------------
     Wen-Huang Chang

     /s/ THOMAS SHAO    Director                            December 21, 2001
   --------------------
       Thomas Shao

   /s/ MASAHARU SHINYA  Director                            December 21, 2001
   --------------------
     Masaharu Shinya

     /s/ KENNETH TAI    Director                            December 21, 2001
   --------------------
       Kenneth Tai

    /s/ RICHARD BLACK   Director                            December 21, 2001
   --------------------
      Richard Black