Form 10-Q
period 2001-12-31
ALTIGEN COMMUNICATIONS INC
filed 2002-02-13
CIK 1003607

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                    FORM 10-Q

/X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITY EXCHANGE
ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2001

                                       OR

/ /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                        Commission File Number 000-27427

                                ----------------

                          ALTIGEN COMMUNICATIONS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             Delaware                                  94-3204299
----------------------------------------  --------------------------------------
  (State or other jurisdiction of                    (I.R.S. Employer
   incorporation or organization)                 Identification Number)


     47427 Fremont Boulevard
          Fremont, CA                                    94538
----------------------------------------  --------------------------------------
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

Yes   X   No
    -----    ---

       AS OF FEBRUARY 8, 2002, 14,194,292 shARES OF THE REGISTRANT'S COMMON STOCK WERE OUTSTANDING.




================================================================================


                                Table of Contents

                                                                                              Page
PART I  FINANCIAL INFORMATION

    Item 1.   Unaudited Condensed Consolidated Financial Statements:

              Unaudited Condensed Consolidated Balance Sheets as of
              December 31, 2001 and September 30, 2001                                          3

              Unaudited Condensed Consolidated Statements of Operations for
              the Three Months Ended December 31, 2001 and 2000                                 4

              Unaudited Condensed Consolidated Statements of Cash Flows for
              the Three Months Ended December 31, 2001 and 2000                                 5

              Notes to Unaudited Condensed Consolidated Financial Statements                    6

    Item 2.   Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                                             11

    Item 3.   Quantitative and Qualitative Disclosures about Market Risk                        22

PART II  OTHER INFORMATION

    Item 1.   Legal Proceedings                                                                 23

    Item 2.   Changes in Securities and Use of Proceeds                                         23

    Item 3.   Defaults Upon Senior Securities                                                   23

    Item 4.   Submission of Matters to a Vote of Security Holders                               23

    Item 5.   Other Information                                                                 23

    Item 6.   Exhibits and Reports on From 8-K                                                  23

SIGNATURES


PART I.  FINANCIAL INFORMATION
Item 1.    Unaudited Condensed Consolidated Financial Statements.


                   ALTIGEN COMMUNICATIONS, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                            December 31,               September 30,
                                                                                2001                       2001
                                                                      -------------------------  -------------------------
                                                                             (unaudited)               (see Note 1)
ASSETS
Current assets:
   Cash and cash equivalents.....................................          $     4,199,796            $    11,899,754
   Short-term investments........................................               10,873,366                  5,628,319
   Accounts receivable, net of allowances of $441,680
       and $403,423, respectively................................                1,229,201                  1,274,315
   Inventories ..................................................                2,258,206                  2,543,316
   Prepaid expenses and other current assets.....................                  516,129                    269,442
                                                                           ---------------            ---------------
            Total current assets.................................               19,076,698                 21,615,146
                                                                           ---------------            ---------------
Property and equipment:

   Leasehold improvements........................................                  297,922                    297,922
   Furniture and equipment.......................................                1,669,926                  1,647,391
   Computer software.............................................                  913,253                    913,253
                                                                           ---------------            ---------------
                                                                                 2,881,101                  2,858,566
   Less: Accumulated depreciation and amortization...............               (1,900,893)                (1,733,357)
                                                                           ---------------            ---------------
       Net property and equipment................................                  980,208                  1,125,209
                                                                           ---------------            ---------------
Other non-current assets:

   Promissory note to officer / stockholder .....................                  364,057                    722,745
   Long-term investments.........................................                  397,826                    397,826
                                                                           ---------------            ---------------
            Total other non-current assets.......................                  761,883                  1,120,571
                                                                           ---------------            ---------------
                                                                           $    20,818,789            $    23,860,926
                                                                            ==============             ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable..............................................          $       530,421            $       467,542
   Accrued liabilities:
       Payroll and related benefits..............................                  269,552                    278,340
       Warranty..................................................                  446,955                    523,245
       Marketing.................................................                  411,237                    409,165
       Other.....................................................                  511,516                    573,724
   Deferred revenue..............................................                  512,837                    798,857
                                                                           ---------------            ---------------
            Total current liabilities............................                2,682,518                  3,050,873
                                                                           ---------------            ---------------
Contingencies (Note 4)
Stockholders' equity:
   Common stock, $0.001 par value; Authorized -
       50,000,000 shares; Outstanding - 13,874,884 shares
       at December 31, 2001 and 13,772,488 shares at September
       30, 2001..................................................                   13,875                     13,772
   Treasury stock at cost -  802,155  shares at December 31,                                                (105,009)
       2001 and 114,900 shares at September 30, 2001.............                 (755,278)
   Additional paid-in capital....................................               61,666,076                 61,593,451
   Deferred stock compensation...................................                 (362,225)                  (454,983)
   Accumulated deficit...........................................              (42,426,177)               (40,237,178)
                                                                           ---------------            ---------------
            Total stockholders' equity...........................               18,136,271                 20,810,053
                                                                           ---------------            ---------------
                                                                           $    20,818,789            $    23,860,926
                                                                           ===============            ===============


         The accompanying notes are an integral part of these condensed consolidated financial statements.


                                    ALTIGEN COMMUNICATIONS, INC. AND SUBSIDIARY

                                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    (UNAUDITED)

                                                                                  Three Months Ended December 31,
                                                                              ---------------------------------------
                                                                                     2001                 2000
                                                                              ------------------   ------------------

Revenues, net....................................................             $    1,769,777       $    2,384,510
Cost of revenues.................................................                    902,524            1,191,747
                                                                              ------------------   ------------------

Gross profit.....................................................                    867,253            1,192,763
                                                                              ------------------   ------------------
Operating expenses:
   Research and development......................................                  1,046,090            1,158,088
   Sales and marketing...........................................                  1,444,967            2,031,176
   General and administrative....................................                    570,804              773,901
   Amortization of deferred stock compensation  (Note 5) ........                     92,758              170,166
                                                                              ------------------   ------------------
      Total operating expenses...................................                  3,154,619            4,133,331
                                                                              ------------------   ------------------
Loss from operations.............................................                 (2,287,366)          (2,940,568)
Interest and other income, net...................................                     98,367              478,924
                                                                              ------------------   ------------------
Net loss ........................................................             $   (2,188,999)      $   (2,461,644)
                                                                              ------------------   ------------------
   Basic and diluted net loss per share..........................             $        (0.16)      $        (0.18)
                                                                              ------------------   ------------------
   Shares used in computing basic and diluted net loss per share.                 13,462,555           13,555,854
                                                                              ------------------   ------------------

         The accompanying notes are an integral part of these condensed  consolidated financial statements.


                                    ALTIGEN COMMUNICATIONS, INC. AND SUBSIDIARY
                                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (UNAUDITED)

                                                                                  Three Months Ended December 31,
                                                                              ---------------------------------------
                                                                                     2001                 2000
                                                                              ------------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss.....................................................               $ (2,188,999)        $ (2,461,644)
    Adjustments to reconcile net loss to net cash used in operating activities................................................
       Depreciation  and amortization............................                    167,536              137,701
       Amortization of deferred stock compensation...............                     92,758              170,166
       Provision for accounts receivable allowance...............                     38,653                9,852
       Provision for excess and obsolete inventories.............                        --               260,000
    Changes in operating assets and liabilities
       Accounts receivable.......................................                      6,461              193,866
       Inventories...............................................                    285,110           (1,642,060)
       Prepaid expenses and other current assets.................                   (246,687)            (170,674)
       Accounts payable..........................................                     62,879              (22,375)
       Accrued liabilities.......................................                   (145,214)            (294,522)
       Deferred revenue..........................................                   (286,020)             (64,574)
                                                                                -------------        -------------
          Net cash used in operating activities..................                 (2,213,523)          (3,884,264)
                                                                                ------------         ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchases of short-term investments.......................                 (5,245,047)                  --
       Proceeds from sale of short-term investments..............                         --             1,445,736
       Purchases of property and equipment.......................                    (22,535)             (80,255)
                                                                                ------------         ------------
          Net cash  used in (provided by) investing activities ..                 (5,267,582)           1,365,481
                                                                                -------------        ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from issuances of common stock...................                     72,728              149,588
       Purchase of treasury stock ...............................                   (650,269)                  --
       Repayment of promissory note to officer/stockholder ......                    358,688                   --
                                                                              --------------       --------------
          Net cash used in (provided by) financing activities ...                   (218,853)             149,588
                                                                              ---------------      --------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS.............                 (7,699,958)          (2,369,195)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD...................                 11,899,754           15,141,380
                                                                              --------------       --------------
CASH AND CASH EQUIVALENTS, END OF PERIOD.........................             $    4,199,796           12,772,185
                                                                              ==============       ==============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                      5

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

The condensed consolidated balance sheet as of September 30, 2001 has been derived from the audited consolidated financial statements as of that date.

These financial statements should be read in conjunction with our audited consolidated financial statements for the fiscal year ended September 30, 2001, included in the Company's 2001 Annual Report on Form 10-K. Our results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

The Company considers all highly liquid investments with an original maturity of three months or less from the date of purchase to be cash equivalents. Short-term investments are in highly liquid financial instruments with original maturities greater than three months but less than one year and are classified as "available-for-sale" investments. As of December 31, 2001, the Company's cash and cash equivalents consisted of commercial paper and cash deposited in checking and money market accounts. For the first quarter of fiscal years 2002 and 2001, the Company did not make any cash payments for interest or income taxes.

INVENTORIES

Inventories (which include costs associated with components assembled by third party assembly manufacturers, as well as internal labor and overhead) are stated at the lower of cost (first-in, first-out) or market. Provisions, when required, are made to reduce excess and obsolete inventories to their estimated net realizable values. The components of inventories include:

                                                December 31,    September 30,
                                                    2001             2001
                                                ------------    -------------

   Raw materials.............................   $    518,765    $     585,131
   Work-in-progress..........................        162,317           88,711
   Finished goods............................      1,577,124        1,869,474
                                                ------------    -------------
                                                $  2,258,206    $   2,543,316
                                                ============    =============

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

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition in financial statements. The Company evaluated the effect of the adoption of SAB No. 101 and has determined that the Company's current revenue recognition policies comply with SAB No. 101. Accordingly, there was no impact on the Company's financial statements from adopting SAB No. 101.

BASIC AND DILUTED NET LOSS PER SHARE

Historical net loss per share has been calculated under SFAS No. 128, "Earnings per Share." SFAS No. 128 requires companies to compute earnings per share under two methods (basic and diluted). Basic net loss per share is calculated by dividing net loss by the weighted average shares of common stock outstanding during the period. Basic and diluted net loss per share numbers are the same , as potential common shares resulting from the exercise of stock options are antidilutive. The Company evaluated the requirements of the SEC Staff Accounting Bulletin No. 98 ("SAB No. 98"), and concluded that there are no nominal issuances of common stock or potential common stock which would be required to be shown as outstanding for all periods presented herein as outlined in SAB No. 98.

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

Net revenue by geographic region based on customer location for the three month periods ended December 31, 2001 and 2000 were as follows:

                                                      Three Months Ended
                                                         December 31,
                                            -----------------------------------
                                                  2001                 2000
                                            ===================================

Net Revenue
     United States.....................            96%                 98%
     International ....................             4%                  2%
                                            ---------------      --------------
                                                  100%                100%
                                            ===============      ==============

Net revenue by certain customers individually that account for more than 10% of revenue for the three month periods ended December 31, 2001 and 2000 were as follows:

                                                     Three Months Ended
                                                        December 31,
                                           -----------------------------------
                                                 2001                 2000
                                           ===================================

   Customer A                                    27%                  26%
   Customer B                                    38%                  26%
   Customer C                                    22%                  17%
   Customer D                                    --%                  12%
   All others                                    13%                  19%
                                           ---------------      --------------
                                                100%                 100%
                                           ===============      ==============

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

Note 3. PROMISSORY NOTE TO OFFICER / STOCKHOLDER:

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

On September 17, 2001, the Company entered into a new note for the then unpaid principal amount of $800,000. The new note requires two principal payment of $400,000, due on September 30, 2001 and 2002, plus interest of 6.125% due monthly. The note and related interest is full recourse and is secured by an interest in the borrower's personal assets. During the three month period ended December 31, 2001, approximately $359,000 was paid against the note. Such note is not secured by an interest in the borrowers primary residence.

Note 4. CONTINGENCIES

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

Note 5. DEFERRED STOCK COMPENSATION

The amortization of deferred stock compensation relates to the following items in the accompanying unaudited condensed consolidated statements of operations:

                                                      Three Months Ended
                                                          December 31,

                                               -------------      -------------
                                                   2001                2000
                                               =============      =============


Research and development .................     $   36,026         $   71,614
Sales and marketing ......................         28,654             54,352
General and administrative ...............         28,078             44,200
                                               -------------      -------------
                                               $   92,758         $  170,166
                                               =============      =============

Note 6. STOCK REPURCHASE PROGRAMS

On April 24, 2001, the Company's Board of Directors authorized a stock repurchase program to buy back up to $1.0 million of the Company's outstanding common stock in the open market. During the quarter ended December 31, 2001, the Company repurchased $650,269 of its outstanding common stock under this repurchase program.

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

OVERVIEW

We are a leading provider of integrated, multi-function telecommunications systems. We were incorporated in May 1994 and began operations in July 1994. From inception through July 1996, we were a development-stage company and had no revenues. During this period, our operating activities consisted primarily of developing our initial product, recruiting personnel, raising capital and building our corporate infrastructure. We first recognized revenues from product sales of our Quantum board and AltiWare software in July 1996. We generated net revenues of $1.8 million and $2.4 million for the three months ended December 31, 2001 and 2000, respectively. As of December 31, 2001, we had an accumulated deficit of $42.4 million.

We derive our revenues from sales of our AltiServ system, which includes Quantum boards, Triton boards and AltiWare software. Software sales were $207,000 and $505,000 for the three months ended December 31, 2001 and 2000, respectively. We generally do not sell software separately from our hardware products. Product revenues consist of sales to end users (including dealers) and to distributors. Revenues from product sales to end users are recognized upon shipment. We defer recognition of sales to distributors until they resell our products to their customers. Under our distribution contracts, a distributor has the right in certain circumstances to return products the distributor determines are overstocked, so long as they provide an offsetting purchase order for products in an amount equal to or greater than the dollar value of the returned products. In addition, we provide distributors protection from subsequent price reductions.

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


                                                                                             Three Months Ended
                                                                                                 December 31,
                                                                                     -----------------------------------
                                                                                           2001                 2000
                                                                                     ===================================
                                                                                                (unaudited)

Revenues,net .............................................................               100.0%              100.0%
Cost of revenues .........................................................                51.0                49.9
                                                                                     --------------      ---------------
Gross profit .............................................................                49.0                50.1
Operating expenses :
     Research and development ............................................                59.1                48.6
     Sales and marketing .................................................                81.6                85.2
     General and administrative ..........................................                32.3                32.5
     Amortization of deferred stock compensation .........................                 5.2                 7.1
                                                                                     --------------      ---------------
          Total operating expenses .......................................               178.2               173.4
                                                                                     --------------      ---------------
Loss from operations .....................................................              (129.2)             (123.3)
Interest and other income, net ...........................................                 5.6                20.1
                                                                                     --------------      ---------------
Net loss .................................................................              (123.6)%            (103.2)%
                                                                                     --------------      ---------------


Revenues, net. Revenues consist of sales to end users (including dealers) and to distributors. Net revenues were $1.8 million for the first quarter of fiscal 2002, a decrease of 26% from $2.4 million for the same period of fiscal 2001. The decrease in revenues was a result of decreased or delayed capital spending by existing and prospective customers and the recent slowdown of the U.S. economy. Sales through our main distributors, AltiSys, Synnex, Ingram Micro, and Tech Data (now terminated) accounted for approximately 27.4%, 38.1%, 22.0%, and 0.0%, respectively, of our revenues for the first quarter of fiscal 2002 as compared to 26.4%, 25.8%, 17.4%, and 11.5%, respectively, of our revenues for the same period of fiscal 2001.

Cost of revenues. Cost of revenues was $903,000 for the first quarter of fiscal 2002, a decrease of 24% from approximately $1.2 million for the same period of fiscal 2001. Cost of revenues consists primarily of component and material costs, direct labor costs, provisions for excess and obsolete inventory, warranty costs and overhead related to manufacturing our products. Cost of revenues as a percentage of net revenues increased from 49.9% for the first quarter of fiscal 2001 to 51.0% for the same period of fiscal 2002. This increase was primarily due to unabsorbed overhead resulting from a decline in the Company's manufacturing volume during the quarter ended December 31, 2001 as compared to the quarter ended December 31, 2000. Further declines in demand, although not currently anticipated, would result in reduced sales, increased operating losses and additional inventory provisions.

Gross profit. Gross profit decreased to $867,000 for the first quarter of fiscal 2002 from $1.2 million for the same period of fiscal 2001. As a percentage of revenue, gross profit decreased from 50.1% for the first quarter of fiscal 2001 to 49.0% for the same period of fiscal 2002. The decrease in gross profit as a percentage of net revenues was primarily due to the previously mentioned unabsorbed overhead resulting from a decline in the Company's manufacturing volume during the quarter ended December 31, 2001 as well as the decline in revenues.

Research and development expenses. Research and development expenses decreased to $1.0 million for the first quarter of fiscal 2002 from $1.2 million for the same period of fiscal 2001. Research and development expenses consist principally of salaries and related personnel expenses, consultant fees and prototype expenses related to the design, development and testing of our products and enhancement of our converged telephone system software. The decrease was primarily due to a reduction in service fees, equipment and consultant expenses.

Sales and marketing expenses. Sales and marketing expenses decreased to $1.4 million for the first quarter of fiscal 2002 from $2.0 million for the same period of fiscal 2001. Sales and marketing expenses consist of salaries, commissions and related expenses for personnel engaged in sales and marketing functions, trade show expenses, promotional and marketing programs and related expenses. This decrease was due to a reduction in promotional and advertising expenses, commission and decreased spending on travel expenses during the stated periods.

General and administrative expenses. General and administrative expenses decreased to $571,000 for the first quarter of fiscal 2002 from $774,000 for the same period of fiscal 2001. The decrease was primarily due to reduction in legal fees as a result of the settlement of litigation with Sonoma Systems, Inc. and the Company's desire to conserve capital during the current economic downturn.

Deferred stock compensation expense. Deferred stock compensation expense was $93,000 for the first quarter of fiscal 2002 as compared to $170,000 for the same period of fiscal 2001. Deferred stock compensation expense reflects the amortization of stock compensation charges resulting from granting stock options at exercise prices below the deemed fair value of our common stock on the dates the options were granted. The Company amortizes these amounts using the straight-line method over the vesting period of the related stock options. The Company expects to amortize approximately $278,000 of the remaining balance of this deferred stock compensation in fiscal year 2002 and $84,000 in fiscal year 2003.

Interest and other income, net. Net interest and other income decreased to $98,000 for the first quarter of fiscal 2002 from $479,000 for the same period of fiscal 2001. The Company invested the proceeds from our initial public offering in October 1999 in highly liquid, short-term and long-term investments. The decrease was due to decreases in invested principal and declines in interest rates.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through the sale of equity securities. As of December 31, 2001, we had cash and short-term investments totaling $15.1 million consisting of cash and cash equivalents of $4.2 million and $10.9 million of highly liquid short-term investments.

Net cash used in our operating activities was $2.2 million and $3.9 million for the three months ended December 31, 2001 and 2000, respectively. Net cash used in operating activities primarily reflected the impact of the net loss for each of the periods.

Net cash used in investing activities was $5.3 million for the three months ended December 31, 2001, which was primarily a result of purchases of short-term investments. Cash provided by investing activities for the three months ended December 31, 2000 was $1.4 million, which was primarily a result of redemption of short and long-term investments.

Net cash used in financing activities was $219,000 for the three months ended December 31, 2001, consisting primarily of proceeds from the exercise of stock options and investments in our employee stock purchase plan, payment of stockholder's promissory note and repurchase of Company's common stock. Cash provided by financing activities was $150,000 for the three months ended December 31, 2000, consisting primarily of proceeds from the exercise of stock options and investment in our employee stock purchase plan.

Our cash needs depend on numerous factors, including market acceptance of and demand for our products, our ability to develop and introduce new products and product enhancements, prices at which we can sell our products, the resources we devote to developing, marketing, selling and supporting our products, the timing and expense associated with expanding our distribution channels, increases in manufacturing costs and the prices of the components we purchase as well as other factors.

If we are unable to raise additional capital or if sales from our new products are lower than expected, we will be required to make additional reductions in operating expenses and capital expenditures to ensure that we will have adequate cash reserves to fund operations.

Additionally, There may be other financial alternatives, such as but not limited to, private placements, strategic partnerships, mergers, and the issuance of equity or debt securities, which may be explored.

In January 2002, we restructured our organization and reduced overall headcount by 6%.

Based on our current revenue projections, and recent cost savings, we believe that our cash reserves and working capital will be adequate to fund our operations during the next twelve months. Our management intends to invest our cash in excess of current operating requirements in short-term, interest-bearing investment-grade securities. Additional financing may not be available to us on favorable terms or not at all. We may also require additional capital to acquire or invest in complementary businesses or products, or obtain the right to use complimentary technologies. If we can not raise funds, if needed, on acceptable terms, we may not be able to develop or enhance our products, take advantage of future opportunities, or to respond to competitive pressures or unanticipated requirements, which could seriously harm our business. Even if additional financial is available, we may be required to obtain the consent of our stockholders, which may or may not be able to obtain. In addition, the issuance of equity or equity-related securities will dilute the ownership interest of our stockholders and the issuance of debt securities could increase the risk or perceived risk of the Company.

CERTAIN FACTORS AFFECTING BUSINESS, OPERATING RESULTS, AND FINANCIAL CONDITION

RISKS RELATED TO ALTIGEN

WE HAVE A HISTORY OF LOSSES AND EXPECT TO INCUR FUTURE LOSSES, WHICH MAY PREVENT US FROM BECOMING PROFITABLE.

We have experienced operating losses since our inception. As of December 31, 2001, we had an accumulated deficit of $42.4 million. We expect to incur operating losses for the foreseeable future, and these losses may be substantial. Further, we expect our operating cash flows to be negative for the foreseeable future. Because we expect continued expenditures for product development and general and administrative expenses, and sales and marketing expenses, we will need to increase revenues significantly to achieve profitability and positive operating cash flows. Even if we do achieve profitability and positive operating cash flows, we may not be able to sustain or increase profitability or positive operating cash flows on a quarterly or annual basis.

WE HAVE A LIMITED OPERATING HISTORY, WHICH MAKES IT DIFFICULT TO EVALUATE OUR BUSINESS AND OUR FUTURE PROSPECTS.

We shipped our first products in July 1996. As a result of our limited operating history, we have limited financial data that you can use to evaluate our business. You must consider our prospects in light of the risks, expenses and challenges we might encounter because we are at an early stage of development in a new and rapidly evolving market. To address these risks and achieve profitability and increased sales levels, we must:

o establish and increase market acceptance of our technology, products and systems;

o expand our network of distributors, dealers and companies that buy our products in bulk, customize them for particular applications or customers, and resell them under their own names;

o introduce products and systems incorporating our technology and enhancements to our product applications on a timely basis;

o    respond effectively to competitive pressures; and

o    successfully market and support our products and systems.

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

OUR OPERATING RESULTS VARY, MAKING FUTURE OPERATING RESULTS DIFFICULT TO
PREDICT.

Our quarterly and annual operating results have varied significantly in the past and will likely vary significantly in the future. A number of factors, many of which are beyond our control, may cause our operating results to vary, including:

o    our sales cycle, which may vary substantially from customer to customer;

o unfavorable changes in the prices and delivery of the components we purchase;

o the size and timing of orders for our products, which may vary depending on the season, and the contractual terms of those orders;

o the size and timing of our expenses, including operating expenses and expenses of developing new products and product enhancements;

o deferrals of customer orders in anticipation of new products, services or product enhancements introduced by us or by our competitors; and

o our ability to attain and maintain production volumes and quality levels for our products.

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

We face competition from companies providing traditional private telephone systems. Our principal competitors that produce traditional private telephone systems are Avaya Communications, NEC and Nortel Networks. We also compete against providers of multifunction telecommunications systems, including 3Com Corporation, Artisoft, Inc., Cisco System, Inc. and Shoreline Teleworks, Inc., as well as any number of future competitors. Many of our competitors are substantially larger than we are and have significantly greater name recognition, financial, sales and marketing, technical, customer support, manufacturing and other resources. These competitors may also have more established distribution channels and stronger relationships with service providers. These competitors may be able to respond more rapidly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sale of their products. These competitors may enter our existing or future markets with solutions that may be less expensive, provide higher performance or additional features or be introduced earlier than our solutions. We also expect that other companies may enter our market with better products and technologies. If any technology that is competing with ours is more reliable, faster, less expensive or has other advantages over our technology, then the demand for our products and services could decrease and harm our business.

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

Sales through our three key distributors, Altisys, Synnex, and Ingram Micro accounted for 87.5% of our net revenues in the first quarter of fiscal 2002. Our business and operating results will suffer if either of these distributors does not continue distributing our products, fails to distribute the volume of our products that it currently distributes or fails to expand our customer base. We also need to establish and maintain relationships with additional distributors and original equipment manufacturers. We may not be able to establish, or successfully manage, relationships with additional distribution partners. In addition, our agreements with distributors typically provide for termination by either party upon written notice to the other party. For example, our agreement with Synnex provides for termination, with or without cause, by either party upon 30 days' written notice to the other party, or upon insolvency or bankruptcy. Generally, these agreements are non-exclusive and distributors sell products that compete with ours. If we fail to establish or maintain relationships with distributors and original equipment manufacturers, our ability to increase or maintain our sales and our customer base will be substantially harmed.

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

We intend to expand our international sales and marketing efforts. Our efforts are subject to a variety of risks associated with conducting business internationally, any of which could seriously harm our business, financial condition and results of operations. These risks include:

o tariffs, duties, price controls or other restrictions on foreign currencies or trade barriers, such as import or export licensing imposed by foreign countries, especially on technology;

o potential adverse tax consequences, including restrictions on repatriation of earnings;

o fluctuations in foreign currency exchange rates, which could make our products relatively more expensive in foreign markets; and

o conflicting regulatory requirements in different countries that may require us to invest significant resources customizing our products for each country.

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

California is in the California is in the midst of an energy crisis that could disrupt our operations and increase our expenses. In the event of an acute power shortage that is, when power reserves for California fall below 1.5%, California has on some occasions implemented, and may in the future continue to implement, rolling blackouts throughout California. We currently have only limited backup generators for emergency alternate sources of power in the event of blackout. If blackouts interrupt our power supply, we would be temporarily unable to continue operations at our facility. Any such interruption in our ability to continue operations at our facility could delay shipments of our products to customers, and could result in lost revenue, which could harm our business and results of operations.

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

Item 2. Changes in Securities and Use of Proceeds

For the three months ended December 31, 2001, we issued 510 shares of common stock pursuant to the exercise of stock options at exercise prices of 0.23. All of the stock options were granted under our 1994 Stock Option Plan prior to our initial public offering. For the same period, 97,070 shares were purchased and distributed to employees at an average price of $0.75 per share related to Employee Stock Purchase Plan. All of these stocks were granted under our 1999 Employee Stock Purchase Plan. Our issuance of shares of our common stock upon the exercise of these options was exempt from registrant pursuant to rule 701 promulgated under the Securities Act of 1933, as amended.

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 6. Exhibits and Report on Form 8-K

(a)   Exhibits:

      Number   Description
      ------   -----------

      10.26** OEM Agreement between AltiSys Communications and AltiGen Communications, Inc., dated January 18, 1999.

      10.27** Distribution Agreement between Synnex Information Technologies, Inc. and AltiGen Communications, Inc., dated December 22, 1999.

** A request for confidential treatment for portions of this agreement has been submitted to the Commission. Omitted portions have been filed separately with the Commission.

(b)   Report on Form 8-K:

      None

Item 3. and Item 5. not applicable

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Fremont, State of California, on the 13th day of February, 2002.


                                    ALTIGEN COMMUNICATIONS, INC.


                                    By: /s/ Phillip M. Mcdermott
                                        ------------------------
                                    Philip M. McDermott,
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)