Form 10-Q
period 2002-03-31
ALTIGEN COMMUNICATIONS INC
filed 2002-05-13
CIK 1003607

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITY EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM              TO
                                                    ------------    ------------

                        Commission File Number 000-27427

                             ----------------------

                          ALTIGEN COMMUNICATIONS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                Delaware                                      94-3204299
-----------------------------------------          -----------------------------
      (State or other jurisdiction of                      (I.R.S. Employer
       incorporation or organization)                   Identification Number)

           47427 Fremont Boulevard                             94538
              Fremont, CA                          -----------------------------
-----------------------------------------                    (zip code)
(address of principal executive offices)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (510) 252-9712
        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: None SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: Common Stock

      (TITLE OF CLASS)

                             ----------------------

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No
    ---     ---

      AS OF MAY 7, 2002, 14,543,606 shARES OF THE REGISTRANT'S COMMON STOCK WERE OUTSTANDING.



================================================================================

                                Table of Contents

                                                                            Page
PART I  FINANCIAL INFORMATION

  Item 1. Unaudited Condensed Consolidated Financial Statements:

          Unaudited Condensed Consolidated Balance Sheets as of
          March 31, 2002 and September 30, 2001                               4

          Unaudited Condensed Consolidated Statements of Operations for
          the Three and Six Months Ended March 31, 2002 and 2001              4

          Unaudited Condensed Consolidated Statements of Cash Flows for
          the Six Months Ended March 31, 2002 and 2001                        5

          Notes to Unaudited Condensed Consolidated Financial Statements      6

  Item 2. Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                              11

  Item 3. Quantitative and Qualitative Disclosures about Market Risk         23

PART II  OTHER INFORMATION

  Item 1. Legal Proceedings                                                  24

  Item 2. Changes in Securities and Use of Proceeds                          24

  Item 3. Defaults Upon Senior Securities                                    24

  Item 4. Submission of Matters to a Vote of Security Holders                24

  Item 5. Other Information                                                  24

  Item 6. Exhibits and Reports on From 8-K                                   24

SIGNATURES

PART I.  FINANCIAL INFORMATION
Item 1.  Unaudited Condensed Consolidated Financial Statements.

                   ALTIGEN COMMUNICATIONS, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                              March 31,                September 30,
                                                                                2002                       2001
                                                                          -----------------         -----------------
                                                                             (unaudited)               (see Note 1)

ASSETS
Current assets:
   Cash and cash equivalents.....................................          $     2,214,348            $    11,899,754
   Short-term investments........................................               11,202,235                  5,628,319
   Accounts receivable, net of allowances of $276,370
       and $403,423, respectively................................                1,589,905                  1,274,315
   Inventories ..................................................                1,855,486                  2,543,316
   Prepaid expenses and other current assets.....................                  525,686                    269,442
                                                                           ---------------            ---------------
            Total current assets.................................               17,387,660                 21,615,146
                                                                           ---------------            ---------------
Property and equipment:

   Leasehold improvements........................................                  297,922                    297,922
   Furniture and equipment.......................................                1,736,342                  1,647,391
   Computer software.............................................                  913,253                    913,253
                                                                           ---------------            ---------------
                                                                                 2,947,517                  2,858,566
   Less: Accumulated depreciation and amortization...............               (2,055,743)                (1,733,357)
                                                                           ---------------            ---------------
       Net property and equipment................................                  891,774                  1,125,209
                                                                           ---------------            ---------------
Other non-current assets:

   Promissory note to officer / stockholder (Note 3).............                  357,035                    722,745
   Long-term investments.........................................                  397,826                    397,826
                                                                           ---------------            ---------------
            Total other non-current assets.......................                  754,861                  1,120,571
                                                                           ---------------            ---------------
                                                                           $    19,034,295            $    23,860,926
                                                                           ===============            ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable..............................................          $       821,721            $       467,542
   Accrued liabilities:
       Payroll and related benefits..............................                  252,975                    278,340
       Warranty..................................................                  483,307                    523,245
       Marketing.................................................                  472,456                    409,165
       Other.....................................................                  546,681                    573,724
   Deferred revenue..............................................                  430,027                    798,857
                                                                           ---------------            ---------------
            Total current liabilities............................                3,007,167                  3,050,873
                                                                           ---------------            ---------------
Contingencies (Note 4)
Stockholders' equity:
   Common stock, $0.001 par value; Authorized -
       50,000,000 shares; Outstanding - 14,194,292 shares at
       March 31, 2002 and 13,772,488 shares at September
       30, 2001..................................................                   14,194                     13,772
   Treasury stock at cost - 1,063,895 shares at March 31,
       2002 and 114,900 shares at September 30, 2001.............               (1,014,499)                  (105,009)
   Additional paid-in capital....................................               61,706,821                 61,593,451
   Deferred stock compensation...................................                 (269,467)                  (454,983)
   Accumulated deficit...........................................              (44,409,921)               (40,237,178)
                                                                           ---------------            ---------------
            Total stockholders' equity...........................               16,027,128                 20,810,053
                                                                           ---------------            ---------------
                                                                           $    19,034,295            $    23,860,926
                                                                            ==============            ===============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                   ALTIGEN COMMUNICATIONS, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                      Three Months Ended March 31,          Six Months Ended March 31,
                                                    ------------------------------     ---------------------------------
                                                         2002             2001             2002                 2001
                                                    -------------    -------------     -------------       -------------

Revenues, net.....................................  $  2,201,670     $  2,910,209      $  3,971,447        $  5,294,719
Cost of revenues..................................     1,098,391        1,703,228         2,000,915           2,894,975
                                                    -------------    -------------     -------------       -------------

Gross profit......................................     1,103,279        1,206,981         1,970,532           2,399,744
                                                    -------------    -------------     -------------       -------------
Operating expenses:
   Research and development.......................     1,005,460        1,208,914         2,051,548           2,367,002
   Sales and marketing............................     1,554,456        2,515,100         2,999,423           4,546,276
   General and administrative.....................       504,058          729,363         1,074,873           1,503,264
   Deferred stock compensation (Note 5) ..........        92,757          352,564           185,516             522,730
                                                    -------------    -------------     -------------       -------------

      Total operating expenses....................     3,156,731        4,805,941         6,311,360           8,939,272
                                                    -------------    -------------     -------------       -------------
Loss from operations..............................    (2,053,452)      (3,598,960)       (4,340,828)         (6,539,528)
Interest and other income, net....................        69,709          382,565           168,085             861,489
                                                    -------------    -------------     -------------       -------------
Net loss .........................................  $ (1,983,743)    $ (3,216,395)     $ (4,172,743)       $ (5,678,039)
                                                    -------------    -------------     -------------       -------------
   Basic and diluted net loss per share...........  $      (0.15)    $      (0.24)     $      (0.31)       $      (0.42)
                                                    -------------    -------------     -------------       -------------
   Shares used in computing basic
          and diluted net loss per share..........    13,148,256       13,613,785        13,307,133          13,584,501
                                                    -------------    -------------     -------------       -------------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                   ALTIGEN COMMUNICATIONS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                    Six Months Ended March 31,
                                                                                ---------------------------------
                                                                                   2002                   2001
                                                                                ------------         ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss.....................................................               $ (4,172,743)        $ (5,678,039)
    Adjustments to reconcile net loss to net cash used in
       operating activities......................................
       Depreciation and amortization.............................                    322,387              283,217
       Amortization of deferred stock compensation...............                                         522,730
       Provision for accounts receivable allowance...............                   (127,053)              26,406
       Provision for excess and obsolete inventories.............                         --              670,000
    Changes in operating assets and liabilities
       Accounts receivable.......................................                   (188,537)             380,343
       Inventories...............................................                    687,830           (1,733,061)
       Prepaid expenses and other current assets.................                   (256,244)            (198,159)
       Accounts payable..........................................                    354,179             (218,560)
       Accrued liabilities.......................................                    (29,055)            (532,609)
       Deferred revenue..........................................                   (368,830)             (85,755)
                                                                                -------------        -------------
          Net cash used in operating activities..................                 (3,592,551)          (6,563,487)
                                                                                -------------        -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchases of short-term investments.......................                 (5,573,916)         (15,190,738)

       Proceeds from sale of short-term investments..............                         --           21,443,841
       Purchases of property and equipment.......................                    (88,951)            (677,772)
                                                                                -------------        -------------
          Net cash  used in (provided by) investing activities...                 (5,662,867)           5,575,331
                                                                                -------------        -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from issuances of common stock...................                    113,792              160,400
       Purchases of treasury stock ..............................                   (909,490)                  --
       Repayment of promissory note to officer/stockholder ......                    365,710                   --
                                                                                -------------        -------------
          Net cash used in (provided by) financing activities                       (429,988)             160,400
                                                                                -------------        -------------
NET (DECREASE) IN CASH AND CASH EQUIVALENTS......................                 (9,685,406)            (827,756)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD...................                 11,899,754           15,141,380
                                                                                -------------        -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD.........................               $  2,214,348           14,313,624
                                                                                =============        =============

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

CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

The Company considers all highly liquid investments with an original maturity of three months or less from the date of purchase to be cash equivalents. Short-term investments are in highly liquid financial instruments with original maturities greater than three months but less than one year and are classified as "available-for-sale" investments. As of March 31, 2002, the Company's cash and cash equivalents consisted of commercial paper and cash deposited in checking and money market accounts. For the second quarter of fiscal year 2002, the Company did not make any cash payments for interest or income taxes.

INVENTORIES

Inventories (which include costs associated with components assembled by third party assembly manufacturers, as well as internal labor and overhead) are stated at the lower of cost (first-in, first-out) or market. Provisions, when required, are made to reduce excess and obsolete inventories to their estimated net realizable values. The components of inventories include:

                                                  March 31,     September 30,
                                                    2002            2001
                                                ------------    -------------

   Raw materials.............................   $    399,144    $     585,131
   Work-in-progress..........................         80,477           88,711
   Finished goods............................      1,375,865        1,869,474
                                                ------------    -------------
                                                $  1,855,486    $   2,543,316
                                                ============    =============

REVENUE RECOGNITION

Revenues consist of sales to end-users, including resellers, and to distributors. Revenues from sales to end-users are recognized upon shipment. The Company provides for estimated sales returns and allowances and warranty costs related to such sales at the time of shipment. Net revenues consist of product revenues reduced by estimated sales returns and allowances. Sales to distributors which comprise the majority of the Company's revenue are made under terms allowing certain rights of return and protection against subsequent price declines on the Company's products held by its distributors. Upon termination, any unsold products may be returned by the distributor for a full refund. These agreements may be canceled by either party based on a specified notice. As a result of the above provisions, the Company defers recognition of revenues and the proportionate costs of revenues derived from sales to distributors until such distributors resell the Company's products to their customers. The amounts deferred as a result of this policy are reflected as "deferred revenue" in the accompanying consolidated condensed balance sheets.

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

Net revenue by geographic region based on customer location for the three month and six month periods ended March 31, 2002 and 2001 were as follows:


                                            Three Months Ended            Six Months Ended
                                                  March 31,                   March 31,
                                         ----------   -----------    ----------     ---------
                                             2002          2001        2002            2001
                                         ==========   ===========    ==========     =========

Net Revenue
     United States......................      96%         100%             97%          99%
     International .....................       4%           -               3%           1%
                                         ----------   -----------    ----------     ---------
                                            100%          100%            100%         100%
                                         ==========   ===========    ==========     =========

Net revenue by certain customers individually that account for more than 10% of revenue for the three month and six month periods ended March 31, 2002 and 2001 were as follows:


                                           Three Months Ended                   Six Months Ended
                                               March 31,                            March 31,
                                    ------------      ------------     ------------      ------------
                                        2002              2001             2002              2001
                                    ============      ============     ============      ============

   Customer A                            37%               28%              32%                27%
   Customer B                            27%               38%              31%                33%
   Customer C                            25%               22%              23%                20%
   Others                                11%               12%              14%                20%
                                    ------------       -----------     ------------      ------------
                                        100%              100%             100%               100%
                                    ============       ===========     ============      ============

The majority of all long-lived assets are located in the United States for all periods presented.

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

Note 3. PROMISSORY NOTE TO OFFICER / STOCKHOLDER:

On August 31, 2000, the Company granted a $1 million loan to its Chief Executive Officer and significant stockholder. The original promissory note had a one-year term with an interest rate of 6.88%. The principal for the promissory note was fully secured by a perfected security interest in the borrower's primary residence. The interest for the promissory note was fully secured by the borrower's assets. During fiscal 2001, the Company received approximately $277,000 of payments against the note.

On September 17, 2001, the Company entered into a new note for the then unpaid principal amount of

$800,000. The new note requires two principal payment of $400,000, due on September 30, 2001 and 2002, plus interest of 6.125% due monthly. The note and related interest is full recourse and is secured by an interest in the borrower's personal assets. During the six month period ended March 31, 2002, approximately $366,000 of payment were applied against the note.

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

Note 5.  DEFERRED STOCK COMPENSATION

The amortization of deferred stock compensation relates to the following items in the accompanying unaudited condensed consolidated statements of operations:


                                                  Three Months Ended                  Six Months Ended
                                                       March 31,                         March 31,
                                            ------------       -----------     ------------      ------------
                                                 2002              2001            2002               2001
                                            ============       ===========     ============      ============

     Research and development........       $     36,026       $   151,334     $     72,052      $    222,948
     Sales and marketing.............             28,654           110,162           57,308           164,514
     General and administrative......             28,077            91,068           56,156           135,268
                                            ------------       -----------     ------------      ------------
                                            $     92,757       $   352,564     $    185,516      $    522,730

Note 6. STOCK REPURCHASE PROGRAMS

On April 24, 2001, the Company's Board of Directors authorized a stock repurchase program to buy back up to $1.0 million of the Company's outstanding common stock in the open market. During the quarter ended March 31, 2002, the Company repurchased 261,740 shares of its outstanding common stock under this repurchase program for approximately $259,000.

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

OVERVIEW

We are a leading provider of integrated, multi-function telecommunications systems. We were incorporated in May 1994 and began operations in July 1994. From inception through July 1996, we were a development-stage company and had no revenues. During this period, our operating activities consisted primarily of developing our initial product, recruiting personnel, raising capital and building our corporate infrastructure. We first recognized revenues from product sales of our Quantum board and AltiWare software in July 1996. We generated net revenues of $2.2 million and $4.0 million for the second quarter and the first six months of fiscal 2002, respectively , compared to net revenues of $2.9 million and $5.3 million for the second quarter and the first six months of fiscal 2001. As of March 31, 2002, we had an accumulated deficit of $44.4 million.

We derive our revenues from sales of our AltiServ system, which includes Quantum boards, Triton boards and AltiWare software. Software sales were $271,000 and $478,000 for the second quarter and the first six months of fiscal 2002, respectively, compared to software sales of $531,000 and $1.0 million for the second quarter and the first six months of fiscal 2001, respectively. We generally do not sell software separately from our hardware products. In September 2001 we began shipping pre-configured Turn-Key solutions, consisting of servers, our boards and software. This now represents approximately a third of our revenues for the latest quarter. Product revenues consist of sales to end users (including dealers) and to distributors. Revenues from product sales to end users are recognized upon shipment. We defer recognition of sales to distributors which comprises the majority of our revenues until they resell our products to their customers. Under our distribution contracts, a distributor has the right in certain circumstances to return products the distributor determines are overstocked, so long as they provide an offsetting purchase order for products in an amount equal to or greater than the dollar value of the returned products. In addition, we provide distributors protection from subsequent price reductions.

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

Results of Operations

The following table sets forth consolidated statements of operations data for the periods indicated as a percentage of net revenues.


                                                Three Months Ended                   Six Months Ended
                                                      March 31,                          March 31,
                                                ------------------                   ------------------
                                                2002           2001               2002            2001
                                             =========================          =========================
                                                    (unaudited)                        (unaudited)

Revenues,net........................           100.0%         100.0%              100.0%         100.0%
Cost of revenues....................            49.9           58.5                50.4           54.7
                                             ---------      ----------          ---------      ----------
Gross profit........................            50.1           41.5                49.6           45.3
Operating expenses :
     Research and development.......            45.7           41.5                51.7           44.7
     Sales and marketing ...........            70.6           86.4                75.5           85.8
     General and administrative.....            22.9           25.1                27.1           28.4
     Deferred stock compensation....             4.2           12.1                 4.7            9.9
                                             ---------      ----------          ---------      ----------
          Total operating expenses..           143.4          165.1               159.0          168.8
                                             ---------      ----------          ---------      ----------
Loss from operations ...............           (93.3)        (123.6)             (109.4)        (123.6)
Interest and other income, net .....             3.2           13.1                 4.2           16.3
                                             ---------      ----------          ---------      ----------
Net loss ...........................           (90.1)%       (110.5)%            (105.2)%       (107.3)%
                                             ---------      ----------          ---------      ----------

Revenues, net. Revenues consist of sales to end users (including dealers) and to distributors. Net revenues were $2.2 million and $4.0 million for the second quarter and the first six months of fiscal 2002, a decrease of 24% and 25% from net revenue of $2.9 million and $5.3 million for the same periods of fiscal 2001, respectively. The decrease in revenues was a result of decreased or delayed capital spending by existing and prospective customers and the recent slowdown of the U.S. economy. Sales through our main distributors, AltiSys, Synnex, and Ingram Micro, accounted for approximately 36.8%, 27.1%, and 24.8%, respectively, of our revenues for the second quarter of fiscal 2002 as compared to 28.2%, 38.2%, and 21.7%, respectively, of our revenues for the same periods of fiscal 2001.

Cost of revenues. Cost of revenues were $1.1 million and $2.0 million for the second quarter and the first six months of fiscal 2002, a decrease of 36% and 31% from cost of revenues of $1.7 million and $2.9 million for the same periods of fiscal 2001, respectively. Cost of revenues consists primarily of component and material costs, direct labor costs, provisions for excess and obsolete inventory, warranty costs and overhead related to manufacturing our products. Cost of revenues as a percentage of net revenues decreased from 58.5% and 54.7% for the second quarter and the first six months of fiscal 2001, respectively, to 49.9% and 50.4% for the same periods of fiscal 2002, respectively. The decrease was primarily due to the fact that our inventory balance as of March 31, 2001 did not require us to reserve an additional provision for excess and obsolete inventory. Management continues to monitor the company's inventory levels in line with forecasted future shipments.

Gross profit. Gross profit decreased to $1.1 million and $2.0 million for the second quarter and the first six months of fiscal 2002, respectively, from $1.2 million and $2.4 million for the same periods of fiscal 2001, respectively. As a percentage of revenue, gross profit increased from 41.5% and 45.3% for the second quarter and the first six months of fiscal 2001 to 50.1% and 49.6% for the same periods of fiscal 2002, respectively. The increase in gross profit as a percentage of net revenues was primarily due to the previously mentioned sufficient provision for excess and obsolete inventory as well as the decrease in revenues.

Research and development expenses. Research and development expenses decreased to $1.0 million and $2.1 million for the second quarter and the first six months of fiscal 2002, respectively, from $1.2 million and $2.4 million for the same periods of fiscal 2001, respectively. Research and development expenses consist principally of salaries and related personnel expenses, consultant fees and prototype expenses related to the design, development and testing of our products and enhancement of our converged telephone system software. The decrease was primarily due to a reduction in consulting fees, equipment and recruiting expenses.

Sales and marketing expenses. Sales and marketing expenses decreased to $1.6 million and $3.0 million for the second quarter and the first six months of fiscal 2002, respectively, from $2.5 million and $4.5 million for the same periods of fiscal 2001, respectively. Sales and marketing expenses consist of salaries, commissions and related expenses for personnel engaged in sales and marketing functions, trade show expenses, promotional and marketing programs and related expenses. This decrease was due to a reduction in the number of sales personnel, promotional and advertising expenses, commission and decreased spending on travel expenses during the stated periods.

General and administrative expenses. General and administrative expenses decreased to $504,000 and $1.1 million for the second quarter and the first six months of fiscal 2002, respectively, from $729,000 and $1.5 million for the same periods of fiscal 2001, respectively. The decrease was primarily due to reduction in legal fees as a result of the settlement of litigation with Sonoma Systems, Inc.

Deferred stock compensation expense. Deferred stock compensation expense was $93,000 and $186,000 for the second quarter and the first six months of fiscal 2002, respectively, as compared to $353,000 and $523,000 for the same periods of fiscal 2001, respectively. Deferred stock compensation expense reflects the amortization of stock compensation charges resulting from granting stock options at exercise prices below the deemed fair value of our common stock on the dates the options were granted. The Company amortizes these amounts using the straight-line method over the vesting period of the related stock options. The Company expects to amortize approximately $186,000 of the remaining balance of this deferred stock compensation in fiscal year 2002 and $83,000 in fiscal year 2003.

Interest and other income, net. Net interest and other income decreased to $70,000 and $168,000 for the second quarter and the first six months of fiscal 2002, respectively, from $383,000 and $861,000 for the same periods of fiscal 2001, respectively. The Company invested the proceeds from our initial public offering in October 1999 in highly liquid, short-term and long-term investments. The decrease was due to reductions in invested principal and interest rates.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through the sale of equity securities. As of March 31, 2002, we had cash and short-term investments totaling $13.4 million consisting of cash and cash equivalents of $2.2 million and $11.2 million of highly liquid short-term investments in excess of purchases.

Net cash used in our operating activities was $3.6 million and $6.6 million for the six months ended March 31, 2002 and 2001, respectively. Net cash used in operating activities primarily reflected the impact of the net loss for each of the periods.

Net cash used in investing activities was $5.7 million for the six months ended March 31, 2002, which was primarily a result of purchases of short-term investments. Cash provided by investing activities for the six months ended March 31, 2001 was $5.6 million, which was primarily a result of redemption of short-term investments.

Net cash used in financing activities was $430,000 for the six months ended March 31, 2002, consisting primarily of proceeds used in the repurchases of the Company's common stock. Cash provided by financing activities was $160,000 for the six months ended March 31, 2001, consisting primarily of proceeds from the exercise of stock options and investment in our employee stock purchase plan.

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

If we are unable to raise additional capital or if sales from our products are lower than expected, we will be required to make additional reductions in operating expenses and capital expenditures to ensure that we will have adequate cash reserves to fund operations.

Additionally, there may be other financial alternatives, such as but not limited to, private placements, strategic partnerships, mergers, and the issuance of equity or debt securities, which may be explored.

In January 2002, we restructured our organization and reduced overall headcount by 6% to reduce our ongoing cash expenditures.

Based on our current revenue projections, and recent cost savings, we believe that our cash reserves and working capital will be adequate to fund our operations during the next twelve months. Our management intends to invest our cash in excess of current operating requirements in short-term, interest-bearing investment-grade securities. Additional financing may not be available to us on favorable terms or not at all. We may also require additional capital to acquire or invest in complementary businesses or products, or obtain the right to use complimentary technologies. If we can not raise funds, if needed, on acceptable terms, we may not be able to develop or enhance our products, take advantage of future opportunities, or to respond to competitive pressures or unanticipated requirements, which could seriously harm our business. Even if additional financing is available, we may be required to obtain the consent of our stockholders, which may or may not be able to obtain. In addition, the issuance of equity or equity-related securities will dilute the ownership interest of our stockholders and the issuance of debt securities could increase the risk or perceived risk of the Company.

CERTAIN FACTORS AFFECTING BUSINESS, OPERATING RESULTS, AND FINANCIAL CONDITION

RISKS RELATED TO ALTIGEN

WE HAVE A HISTORY OF LOSSES AND EXPECT TO INCUR FUTURE LOSSES, WHICH MAY PREVENT US FROM BECOMING PROFITABLE.

We have experienced operating losses since our inception. As of March 31, 2002, we had an accumulated deficit of $44.4 million. We expect to incur operating losses for the foreseeable future, and these losses may be substantial. Further, we expect our operating cash flows to be negative for the foreseeable future. Because we expect continued expenditures for product development and general and administrative expenses, and sales and marketing expenses, we will need to increase revenues significantly to achieve profitability and positive operating cash flows. Even if we do achieve profitability and positive operating cash flows, we may not be able to sustain or increase profitability or positive operating cash flows on a quarterly or annual basis.

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

Sales through our three key distributors, Altisys, Synnex, and Ingram Micro accounted for 88.7% of our net revenues in the second quarter of fiscal 2002. Our business and operating results will suffer if either of these distributors does not continue distributing our products, fails to distribute the volume of our products that it currently distributes or fails to expand our customer base. We also need to establish and maintain relationships with additional distributors and original equipment manufacturers. We may not be able to establish, or successfully manage, relationships with additional distribution partners. In addition, our agreements with distributors typically provide for termination by either party upon written notice to the other party. For example, our agreement with Synnex provides for termination, with or without cause, by either party upon 30 days' written notice to the other party, or upon insolvency or bankruptcy. Generally, these agreements are non-exclusive and distributors sell products that compete with ours. If we fail to establish or maintain relationships with distributors and original equipment manufacturers, our ability to increase or maintain our sales and our customer base will be substantially harmed.

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

IF WE ARE UNABLE TO COMPLY WITH NASDAQ'S CONTINUED LISTING REQUIREMENTS, OUR COMMON STOCK COULD BE DELISTED FROM THE NASDAQ NATIONAL MARKET.

**Our common stock trades on Nasdaq National Market, which has certain compliance requirements for continued listing of common stock. If the minimum closing bid price per share is less than $1.00 for a period of 30 consecutive business days, our shares may be delisted following a 90 days notice period during which the minimum closing bid price must be $1.00 or above per share for a period of 10 consecutive business days, if we do not file an appeal. During the first 6 months of fiscal year 2002 and thereafter, the minimum bid price for our common stock closed, at times, below $1.00 per share.

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

Item 2. Changes in Securities and Use of Proceeds

For the three months ended March 31, 2002, we issued 319,408 shares of common stock pursuant to the exercise of stock options at exercise prices of $0.13. All of the stock options were granted under our 1994 Stock Option Plan prior to our initial public offering. Our issuance of shares of our common stock upon the exercise of these options was exempt from registrant pursuant to rule 701 promulgated under the Securities Act of 1933, as amended.

Item 4. Submission of Matters to a Vote of Security Holders.

At the Company's annual meeting of stockholders on February 7, the stockholders approved the following items:

     1. The election of Gilbert Hu as directors of the Company.
     2. The appointment of Arthur Andersen LLP as the independent public accountants of the Company for the fiscal year ending September 30, 2002.

Item 6. Exhibits and Report on Form 8-K

(a)   Exhibits:

      None

(b)   Report on Form 8-K:

      None

Item 3. and Item 5. not applicable

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Fremont, State of California, on the 10th day of May, 2002.


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