Form 10-Q
period 2002-06-30
ALTIGEN COMMUNICATIONS INC
filed 2002-08-14
CIK 1003607

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITY EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO ________

                        Commission File Number 000-27427
                              -------------------

                          ALTIGEN COMMUNICATIONS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             Delaware                                    94-3204299
----------------------------------------      ----------------------------------
   (State or other jurisdiction of                    (I.R.S. Employer
   incorporation or organization)                   Identification Number)

          47427 Fremont Boulevard
                Fremont, CA                                 94538
----------------------------------------      ----------------------------------
(address of principal executive offices)                  (zip code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (510) 252-9712
                                                           --------------

                              -------------------

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X   No
    -----    -----

       AS OF AUGUST 12, 2002, 13,479,711 SHARES OF THE REGISTRANT'S COMMON STOCK WERE OUTSTANDING.

================================================================================

                                Table of Contents


                                                                            Page
PART I  FINANCIAL INFORMATION

    Item 1. Unaudited Condensed Consolidated Financial Statements             3

            Unaudited Condensed Consolidated Balance Sheets as of
            June 30, 2002 and September 30, 2001                              3

            Unaudited Condensed Consolidated Statements of Operations for
            the Three and Nine Months Ended June 30, 2002 and 2001            4

            Unaudited Condensed Consolidated Statements of Cash Flows for
            the Nine Months Ended June 30, 2002 and 2001                      5

            Notes to Unaudited Condensed Consolidated Financial Statements    6

    Item 2. Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                            11

    Item 3. Quantitative and Qualitative Disclosures about Market Risk       23

PART II  OTHER INFORMATION

    Item 1. Legal Proceedings                                                24

    Item 2. Changes in Securities and Use of Proceeds                        24

    Item 4. Submission of Matters to a Vote of Security Holders              24

    Item 6. Exhibits and Reports on Form 8-K                                 24

SIGNATURES                                                                   25

PART I.  FINANCIAL INFORMATION
Item 1.  Unaudited Condensed Consolidated Financial Statements

                   ALTIGEN COMMUNICATIONS, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                              June 30,                 September 30,
                                                                                2002                       2001
                                                                      -------------------------  --------------------------
                                                                                                       (see Note 1)
ASSETS
Current assets:
   Cash and cash equivalents.....................................          $     4,213,448            $    11,899,754
   Short-term investments........................................                8,797,497                  5,628,319
   Accounts receivable, net of allowances of $283,805
       and $403,423 at June 30, 2002 and September 30, 2001,
       respectively..............................................                1,441,961                  1,274,315
   Inventories ..................................................                1,589,241                  2,543,316
   Prepaid expenses and other current assets.....................                  345,289                    269,442
   Promissory note from officer / stockholder (Note 3) ..........                  350,012                    722,745
                                                                           ---------------            ---------------
            Total current assets.................................               16,737,448                 22,337,891
                                                                           ---------------            ---------------
Property and equipment:

   Leasehold improvements........................................                  297,922                    297,922
   Furniture and equipment.......................................                1,733,372                  1,647,391
   Computer software.............................................                  913,253                    913,253
                                                                           ---------------            ---------------
                                                                                 2,944,547                  2,858,566
   Less: Accumulated depreciation and amortization...............               (2,191,916)                (1,733,357)
                                                                           ---------------            ---------------
       Net property and equipment................................                  752,631                  1,125,209
                                                                           ---------------            ---------------
Long-term investment.............................................                  397,826                    397,826
                                                                           ---------------            ---------------
                                                                           $    17,887,905            $    23,860,926
                                                                           ===============            ===============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable..............................................          $       696,130            $       467,542
   Accrued liabilities:
       Payroll and related benefits..............................                  305,303                    278,340
       Warranty..................................................                  538,795                    523,245
       Marketing.................................................                  538,724                    409,165
       Other.....................................................                  524,270                    573,724
   Deferred revenue..............................................                  614,603                    798,857
                                                                           ---------------            ---------------
            Total current liabilities............................                3,217,825                  3,050,873
                                                                           ---------------            ---------------
Contingencies
Stockholders' equity:
   Common stock, $0.001 par value; Authorized -
       50,000,000 shares; Outstanding - 14,543,606 shares at
       June 30, 2002 and 13,772,488 shares at September
       30, 2001..................................................                   14,544                     13,772
   Treasury stock at cost -  1,063,895  shares at June 30,
       2002 and 114,900 shares at September 30, 2001.............               (1,014,499)                  (105,009)
   Additional paid-in capital....................................               61,801,895                 61,593,451
   Deferred stock compensation...................................                 (176,709)                  (454,983)
   Accumulated other comprehensive gain..........................                    4,649                         --
   Accumulated deficit...........................................              (45,959,800)               (40,237,178)
                                                                           ---------------            ---------------
            Total stockholders' equity...........................               14,670,080                 20,810,053
                                                                           ---------------            ---------------
                                                                           $    17,887,905            $    23,860,926
                                                                           ===============            ===============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                   ALTIGEN COMMUNICATIONS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                     Three Months Ended June 30,          Nine Months Ended June 30,
                                                  ----------------------------------  ---------------------------------
                                                        2002              2001              2002              2001
                                                  ---------------    ---------------  ---------------   ---------------
Revenues, net.................................... $    2,764,539     $    2,695,850   $    6,735,986    $    7,990,570
Cost of revenues.................................      1,205,849          2,672,082        3,206,764         5,567,056
                                                  ---------------    ---------------  ---------------   ---------------
Gross profit.....................................      1,558,690             23,768        3,529,222         2,423,514
                                                  ---------------    ---------------  ---------------   ---------------
Operating expenses:
   Research and development......................      1,038,686          1,386,322        3,090,234         3,753,327
   Sales and marketing...........................      1,490,926          3,082,496        4,490,348         7,628,770
   General and administrative....................        547,338            665,924        1,622,211         2,169,188
   Deferred stock compensation  (Note 4) ........         92,757            133,209          278,274           655,939
                                                  ---------------    ---------------  ---------------   ---------------
      Total operating expenses...................      3,169,707          5,267,951        9,481,067        14,207,224
                                                  ---------------    ---------------  ---------------   ---------------
Loss from operations.............................     (1,611,017)        (5,244,183)      (5,951,845)      (11,783,710)
Interest and other income, net...................         61,138            243,535          229,223         1,105,023
                                                  ---------------    ---------------  ---------------   ---------------
Net loss ........................................ $   (1,549,879)    $   (5,000,648)  $   (5,722,622)   $  (10,678,687)
                                                  ===============    ===============  ===============   ===============
   Basic and diluted net loss per share.......... $        (0.12)    $        (0.36)  $        (0.43)   $        (0.78)
                                                  ===============    ===============  ===============   ===============
   Shares used in computing basic
          and diluted net loss per share.........      13,390,331        13,722,266       13,334,865        13,630,423
                                                  ===============    ===============  ===============   ===============

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                       4

                   ALTIGEN COMMUNICATIONS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                     Nine Months Ended June 30,
                                                                              --------------------------------------
                                                                                     2002                 2001
                                                                              -------------------  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss.....................................................             $   (5,722,622)      $  (10,678,687)
    Adjustments to reconcile net loss to net cash used in
     operating activities.......................................:
       Depreciation  and amortization............................                    458,559              454,825
       Amortization of deferred stock compensation...............                    278,274              655,939
       Provision for accounts receivable allowance...............                   (115,973)              77,685
       Provision for excess and obsolete inventories.............                         --            2,149,000
       Changes in operating assets and liabilities
       Accounts receivable.......................................                    (51,673)             187,596
       Inventories...............................................                    954,074           (1,473,465)
       Prepaid expenses and other current assets.................                    (75,847)            (400,826)
       Accounts payable..........................................                    228,588             (393,216)
       Accrued liabilities.......................................                    122,618             (620,249)
       Deferred revenue..........................................                   (184,254)            (208,959)
                                                                                -------------        -------------
          Net cash used in operating activities..................                 (4,108,256)         (10,250,357)
                                                                                ------------         ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchases of short-term investments..................                     (26,366,939)         (19,940,354)
       Proceeds from sale and maturities of short-term investments                23,197,762           27,423,841
       Purchases of property and equipment..................                         (85,981)            (777,313)
                                                                                ------------         ------------
          Net cash  (used in) provided by investing activities                    (3,255,158)           6,706,174
                                                                                -------------        ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from issuances of common stock..............                         209,216              315,946
       Purchase of treasury stock ..........................                        (909,490)              (7,500)
       Collection  of promissory note from officer/stockholder                       372,733                   --
       Unrealized gain on short term investments ...........                           4,649                   --
                                                                              --------------       --------------
          Net cash (used in) provided by financing activities                       (322,892)             308,446
                                                                              ---------------      --------------
NET DECREASE IN CASH AND CASH EQUIVALENTS........................                 (7,686,306)          (3,235,737)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD...................                 11,899,754           15,141,380
                                                                              --------------       --------------
CASH AND CASH EQUIVALENTS, END OF PERIOD.........................             $    4,213,448       $   11,905,643
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

The condensed consolidated balance sheet as of September 30, 2001 has been derived from the audited consolidated financial statements as of that date. Certain amounts from the prior period have been reclassified to conform to the current period presentation. Such reclassifications have no effect on net income as previously reported.

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

CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

The Company considers all highly liquid investments with an original maturity of three months or less from the date of purchase to be cash equivalents. Short-term investments primarily consist of high-grade debt securities with original maturities greater than three months but less than one year and are classified as "available-for-sale" investments. As of June 30, 2002, the Company's cash and cash equivalents consisted of commercial paper and cash deposited in checking and money market accounts. For the third quarter of fiscal years 2002 and 2001, the Company did not make any cash payments for interest or income taxes.

INVENTORIES

Inventories (which include costs associated with components assembled by third party assembly manufacturers, as well as internal labor and allocable overhead) are stated at the lower of cost (first-in, first-out) or market. Provisions, when required, are made to write down excess and obsolete inventories to their estimated net realizable values. The components of inventories include:

                                                  June 30,      September 30,
                                                    2002            2001
                                                ------------    -------------

   Raw materials.............................   $    253,873    $     585,131
   Work-in-progress..........................        247,698           88,711
   Finished goods............................      1,087,670        1,869,474
                                                ------------    -------------
                                                $  1,589,241    $   2,543,316
                                                ============    =============
LONG-TERM INVESTMENT

The Company has an approximately $380,000 equity investment in a private China based telecommunications company. AltiGen's interest in the company is approximately 2% and AltiGen does not have the ability to exercise significant influence. Accordingly, this investment is carried at cost. If this investment declined in fair value on an other than temporary basis, the Company would record an adjustment to the carrying value. To date, no such impairment has been recognized.

Revenue Recognition

Revenues consist of sales to end-users, including resellers, and to distributors. Revenues from sales to end-users are recognized upon shipment, when risk of loss has passed to the customer, collection of the receivable is reasonably assured, persuasive evidence of an arrangement exists, and the price is fixed and determinable. The Company provides for estimated sales returns and allowances and warranty costs related to such sales at the time of shipment. Net revenues consist of product revenues reduced by estimated sales returns and allowances.

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

Software components are generally not sold separately from the Company's hardware components. The Company accounts for the recognition of software revenues in accordance with Statement of Position ("SOP") 97-2, "Software Revenue Recognition". Software revenues consist of license revenues that are recognized upon the delivery of application products. The Company provides limited post-contract customer support ("PCS"), consisting primarily of technically support and "bug" fixes. In accordance with SOP 97-2, revenue earned on software arrangements involving multiple elements is allocated to each element based upon the relative fair values of the elements. Although the Company provides PCS, the revenue allocated to this element is recognized together with the initial licensing fee on delivery of the software because: (1) the PCS fee is included with the initial licensing fee; (2) the PCS included with the initial license fee is for one year or less; (3) the estimated cost of providing PCS during the arrangement is insignificant; and (4) unspecified upgrades/enhancements offered for minimal or no cost during PCS arrangements historically have been and are expected to continue to be minimal and infrequent. All estimated costs of providing the services, including upgrades/enhancements are accrued for at the time of delivery.

BASIC AND DILUTED NET LOSS PER SHARE

Historical net loss per share has been calculated under Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." SFAS No. 128 requires companies to compute earnings per share under two methods (basic and diluted). Basic net loss per share is calculated by dividing net loss by the weighted average shares of common stock outstanding during the period. Basic and diluted net loss per share numbers are the same, as potential common shares resulting from the exercise of stock options are antidilutive. Options to purchase 3,536,886 shares of common stock were outstanding at June 30, 2002.

COMPREHENSIVE INCOME

SFAS No. 130, "Reporting Comprehensive Income" establishes standards for reporting and presentation of comprehensive income. Comprehensive loss for the Company consists of net loss plus the effect of foreign currency translation adjustments and other unrealized gains and losses.

                                                      Three Months Ended                    Nine Months Ended
                                                           June 30,                              June 30,
                                              ----------------------------------  ---------------------------------------
                                                    2002              2001               2002                2001
                                              ----------------- ----------------  ------------------- -------------------
Net loss                                        ($ 1,549,879)     ($ 5,000,648)       ($ 5,722,622)     ($ 10,678,687)
Other comprehensive income-
  Change in net unrealized gain
      on investments                                   4,649                --               4,649                 --
                                              ----------------- ----------------  ------------------- -------------------
                                                ($ 1,545,230)     ($ 5,000,648)       ($ 5,717,973)     ($ 10,678,687)
                                              ================= ================  =================== ===================

SEGMENT REPORTING

The Company is organized and operates as one operating segment. The Company operates primarily in one geographic area, North America.

Net revenue by geographic region based on customer location for the three month and nine month periods ended June 30, 2002 and 2001 were as follows:

                                                      Three Months Ended                    Nine Months Ended
                                                           June 30,                              June 30,
                                              ----------------------------------  ---------------------------------------
                                                    2002              2001               2002                2001
                                              ----------------- ----------------  ------------------- -------------------
Net Revenue
     North America........................           94%              97%                 95%                99%
     International .......................            6%               3%                  5%                 1%
                                              ----------------- ----------------  ------------------- -------------------
                                                    100%             100%                100%               100%
                                              ================= ================  =================== ===================

Net revenue by certain customers individually that account for more than 10% of revenue for the three month and nine month periods ended June 30, 2002 and 2001 were as follows:

                                                      Three Months Ended                    Nine Months Ended
                                                           June 30,                              June 30,
                                              ----------------------------------  ---------------------------------------
                                                    2002              2001               2002                2001
                                              ----------------- ----------------  ------------------- -------------------
   Customer A                                        28%               55%                30%                41%
   Customer B                                        20%               22%                27%                27%
   Customer C                                        28%               20%                26%                21%
   Others                                            24%                3%                17%                11%
                                              ----------------- ----------------  ------------------- -------------------
                                                    100%              100%               100%               100%
                                              ================= ================  =================== ===================

Nearly all long-lived assets are located in the United States for all periods presented.

Note 2. RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, FASB issued SFAS No.'s 141 and 142, "Business Combinations" and "Goodwill and Other Intangibles". SFAS No. 141 require all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill is subject to at least an annual assessment for impairment applying a fair-value based test. Additionally, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. The Company will follow SFAS No. 141 for any future business acquisitions. The Company adopted SFAS No. 142 on October 1, 2001 and this adoption did not have a material impact on its consolidated financial position or results of operations.

In October 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 establishes one accounting model to be used for long-lived assets to be disposed of by sale, and broadens the presentation of discontinued operations to include more disposal operations. SFAS No. 144 supersedes both SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", and the accounting and the reporting provisions of Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Unfrequently Occurring Events and Transactions". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company does not expect the adoption of SFAS No. 144 will have a material impact on its consolidated financial position or results of operations.

In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities", which addresses accounting for restructuring and similar costs. SFAS 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. The Company will adopt the provisions of SFAS 146 for restructuring activities initiated after December 31, 2002. SFAS 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of the Company's commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.

Note 3. PROMISSORY NOTE TO OFFICER / STOCKHOLDER:

On August 31, 2000, the Company granted a $1 million loan to its Chief Executive Officer and significant stockholder in exchange for a secured promissory note with a one-year term, bearing interest at 6.88%. During fiscal 2001, the Company received approximately $277,000 of payment against the note.

On September 17, 2001, the Company entered into a new note, replacing the previous note, for the then unpaid principal amount of $800,000. The new note requires two principal payments of $400,000 each, due on September 30, 2001 and 2002, respectively, with interest of 6.125% per annum due monthly. The note and related interest is full recourse and is secured by a security interest in the borrower's personal assets. During the nine month period ended June 30, 2002, approximately $373,000 was paid against the note.

Note 4.  DEFERRED STOCK COMPENSATION

The amortization of deferred stock compensation relates to the following items in the accompanying unaudited condensed consolidated statements of operations:

                                                      Three Months Ended                    Nine Months Ended
                                                           June 30,                              June 30,
                                              ----------------------------------  ---------------------------------------
                                                    2002              2001               2002                2001
                                              ----------------- ----------------  ------------------- -------------------
     Research and development..........          $   36,026       $   53,360         $  108,078         $  276,308
     Sales and marketing...............              28,654           48,895             85,962            213,409
     General and administrative........              28,077           30,954             84,234            166,222
                                              ----------------- ----------------  ------------------- -------------------
                                                 $   92,757       $  133,209         $  278,274         $  655,939
                                              ================= ================  =================== ===================

Note 5. STOCK REPURCHASE PROGRAMS

On April 24, 2001, the Company's Board of Directors authorized a stock repurchase program to buy back up to $1.0 million of the Company's outstanding common stock in the open market. As of June 30, 2002, all $1.0 million had been used to repurchase 1,063,895 shares of the Company's common stock.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING INFORMATION

Certain statements in this Form 10-Q contain "forward-looking" information (as defined in Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended) that involve risks and uncertainties, which may cause actual results to differ materially from those predicted in the forward-looking statements. Forward-looking statements can be identified by their use of such verbs as "expects," "anticipates," and "believes" or similar verbs or conjugations of such verbs. If any of our assumptions on which the statements are based prove incorrect or should unanticipated circumstances arise, our actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors, including, but not limited to, the "Certain Factors Affecting Business, Operating Results and Financial Conditions " described herein and the Risk Factors described in our Securities and Exchange Commission filings.

OVERVIEW

We are a leading provider of integrated, multi-function telecommunications systems. We began operations in July 1994 and we first recognized revenues from product sales of our Quantum board and AltiWare software in July 1996. We generated net revenues of $2.8 million and $6.7 million for the third quarter and the first nine months of fiscal 2002, respectively, compared to net revenues of $2.7 million and $8.0 million for the third quarter and the first nine months of fiscal 2001. As of June 30, 2002, we had an accumulated deficit of $46.0 million.

We derive our revenues from sales of our AltiServ system, which includes Quantum boards, Triton boards and AltiWare software. We generally do not sell software separately from our hardware products. Software sales were $680,000 and $1.2 million for the third quarter and the first nine months of fiscal 2002, respectively, compared to software sales of $376,000 and $1.4 million for the same periods of fiscal 2001, respectively. Product revenues consist of sales to end users (including dealers) and to distributors. Revenues from product sales to end users are recognized upon shipment. We defer recognition of sales to distributors until they resell our products to their customers. Under our distribution contracts, a distributor has the right in certain circumstances to return products the distributor determines are overstocked, so long as they provide an offsetting purchase order for products in an amount equal to or greater than the dollar value of the returned products. In addition, we provide distributors protection from subsequent price reductions.

Our cost of revenues consists of component and material costs, direct labor costs, provisions for excess and obsolete inventory, warranty costs and overhead related to manufacturing our products. Software sales typically carry a higher gross margin than hardware sales.

We have experienced operating losses and negative cash flows from operations in each quarterly and annual period since our inception and we currently expect to continue to incur losses and negative cash flows for the foreseeable future. We have not recognized any future tax benefits of our cumulative net operating losses due to uncertainty as to future realizability.

Results of Operations

The following table sets forth consolidated statements of operations data for the periods indicated as a percentage of net revenues.

                                                         Three Months Ended                    Nine Months Ended
                                                              June 30,                             June 30,
                                                 ------------------------------------ -----------------------------------
                                                       2002               2001               2002              2001
                                                 ------------------------------------ -----------------------------------
                                                             (unaudited)                          (unaudited)
Revenues, net.........................                100.0%            100.0%             100.0%             100.0%
Cost of revenues......................                 43.6              99.1               47.6               69.7
                                                 ------------------ ----------------- ------------------ ----------------
Gross margin..........................                 56.4               0.9               52.4               30.3
Operating expenses :
     Research and development.........                 37.6              51.4               45.9               47.0
     Sales and marketing .............                 53.9             114.4               66.7               95.5
     General and administrative.......                 19.8              24.7               24.1               27.1
     Deferred stock compensation......                  3.4               4.9                4.1                8.2
                                                 ------------------ ----------------- ------------------ ----------------
          Total operating expenses ...                114.7             195.4              140.8              177.8
                                                 ------------------ ----------------- ------------------ ----------------
Loss from operations .................                (58.3)           (194.5)             (88.4)            (147.5)
Interest and other income, net .......                  2.2               9.0                3.4               13.8
                                                 ------------------ ----------------- ------------------ ----------------
Net loss .............................                (56.1)%          (185.5)%            (85.0)%           (133.7)%
                                                 ================== ================= ================== ================

Revenues, net. Revenues consist of sales to end users (including dealers) and to distributors. Net revenues increased 3% from $2.7 million for the third quarter of fiscal 2001 to $2.8 million for the third quarter of fiscal 2002. Net revenues decreased 16% from $8.0 million for the first nine months of fiscal 2001 to $6.7 million for the first nine months of fiscal 2002 as a result of decreased or delayed capital spending by existing and prospective customers and the slowdown of U.S. economy. Sales through our main distributors, AltiSys, Synnex, and Ingram Micro, accounted for approximately 19.6%, 27.8%, and 28.4%, respectively, of our revenues for the third quarter of fiscal 2002 as compared to 21.7%, 54.5%, and 20.4%, respectively, of our revenues for the same period of fiscal 2001. Approximately 12% of our revenues for the quarter ended June 30, 2002 were derived from a promotional program in which we sold upgrades of the latest software release to our installed base. The increase in software revenues also contributed to the higher gross margin for the quarter ended June 30, 2002.

Cost of revenues. Cost of revenues were $1.2 million and $3.2 million for the third quarter and the first nine months of fiscal 2002, respectively, decreases of 55% and 42% from $2.7 million and $5.6 million for the same periods of fiscal 2001. Cost of revenues consists primarily of component and material costs, direct labor costs, provisions for excess and obsolete inventory, warranty costs and overhead related to manufacturing our products. Cost of revenues as a percentage of net revenues decreased from 99.1% and 69.7% for the third quarter and the first nine months of fiscal 2001, respectively, to 43.6% and 47.6% for the same periods of fiscal 2002. The year-over-year decreases were primarily due to the fact that our inventory balance as of June 30, 2002 did not require additional write down for excess and obsolete inventory. Management continues to monitor our inventory levels in line with forecasted future shipment.

Gross margin. Gross profit increased to $1.6 million and $3.5 million for the third quarter and the first nine months of fiscal 2002, respectively, from $24,000 and $2.4 million for the same periods of fiscal

2001. As a percentage of revenue, gross margin increased to 56.4% and 52.4% for the third quarter and the first nine months of fiscal 2002, respectively, from 0.9% and 30.3% for the same periods of fiscal 2001. The increase in gross profit as a percentage of net revenues was primarily due to the previously mentioned write down for excess and obsolete inventory.

Research and development expenses. Research and development expenses decreased to $1.0 million and $3.1 million for the third quarter and the first nine months of fiscal 2002, respectively, from $1.4 million and $3.8 million for the same periods of fiscal 2001. Research and development expenses consist principally of salaries and related personnel expenses, consultant fees and prototype expenses related to the design, development and testing of our products and enhancement of our converged telephone system software. The year-over-year decreases were primarily due to a reduction in consulting fees, equipment and recruiting expenses.

Sales and marketing expenses. Sales and marketing expenses decreased to $1.5 million and $4.5 million for the third quarter and the first nine months of fiscal 2002, respectively, from $3.1 million and $7.6 million for the same periods of fiscal 2001, respectively. Sales and marketing expenses consist of salaries, commissions and related expenses for personnel engaged in sales and marketing functions, trade show expenses, promotional and marketing programs and related expenses. The year-over-year decreases were primarily due to significantly lower sales forces expenses in the first nine months of fiscal 2002 resulting from headcount reduction and cutback in the promotional and advertising activities.

General and administrative expenses. General and administrative expenses decreased to $547,000 and $1.6 million for the third quarter and the first nine months of fiscal 2002, respectively, from $666,000 and $2.2 million for the same periods of fiscal 2001. The year-over-year decreases were primarily due to reduction in legal fees as a result of the settlement of litigation with Sonoma Systems, Inc.

Deferred stock compensation expense. Deferred stock compensation expense was $93,000 and $278,000 for the third quarter and the first nine months of fiscal 2002, respectively, as compared to $133,000 and $656,000 for the same period of fiscal 2001, respectively. Deferred stock compensation expense reflects the amortization of stock compensation charges resulting from granting stock options at exercise prices below the deemed fair value of our common stock on the dates the options were granted. The Company amortizes these amounts using the straight-line method over the vesting period of the related stock options. The Company expects to amortize approximately $93,000 of the remaining balance of this deferred stock compensation in fiscal year 2002 and $84,000 in fiscal year 2003.

Interest and other income, net. Net interest and other income decreased to $61,000 and $229,000 for the third quarter and the first nine months of fiscal 2002, respectively, from $244,000 and $1.1 million for the same period of fiscal 2001, respectively. The Company invested the proceeds from our initial public offering in October 1999 in highly liquid, short-term investments. The decreases were due to reductions in invested principal and declines in interest rates.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through the sale of equity securities. As of June 30, 2002, we had cash and short-term investments totaling $13.0 million consisting of cash and cash equivalents of $4.2 million and $8.8 million of highly liquid short-term investments.

Net cash used in our operating activities was $4.1 million and $10.3 million for the nine months ended June 30, 2002 and 2001, respectively. Net cash used in operating activities primarily reflected the impact of the net loss for each of the periods reported.

Net cash used in investing activities was $3.3 million for the nine months ended June 30, 2002, which was primarily a result of purchases of short-term investments. Net cash provided by investing activities for the nine months ended June 30, 2001 was $6.7 million, which was primarily a result of redemption of short-term investments.

Net cash used in financing activities was $323,000 for the nine months ended June 30, 2002, consisting primarily of funds used in the repurchase of our common stock. Cash provided by financing activities was $308,000 for the nine months ended June 30, 2001, consisting primarily of proceeds from issuances of common stock under our employee stock options and stock purchase plans.

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

In January 2002, we restructured our organization and reduced overall headcount by 6% to reduce our ongoing cash expenditures. Based on our current revenue projections, and recent cost savings, we believe that our cash reserves and working capital will be adequate to finance our operations for the next twelve months.

Our management intends to invest our cash in excess of current operating requirements in short-term, interest-bearing investment-grade securities. Additional financing, if required, may not be available on acceptable terms, or at all. We may also require additional capital to acquire or invest in complementary businesses or products, or obtain the right to use complementary technologies. If we can not raise funds, if needed, on acceptable terms, we may not be able to develop or enhance our products, take advantage of future opportunities, or to respond to competitive pressures or unanticipated requirements, which could seriously harm our business. Even if additional financing is available, we may be required to obtain the consent of our stockholders, which may or may not be able to obtain. In addition, the issuance of equity or equity-related securities will dilute the ownership interest of our stockholders and the issuance of debt securities could increase the risk or perceived risk of AltiGen.

AltiGen's common stock was transferred to the Nasdaq SmallCap Market at the opening of business on June 12th, 2002. Pursuant to a letter received from the Nasdaq staff on June 10, 2002, we must now demonstrate compliance with a requirement involving a minimum bid price of $1.00 per share by August 26, 2002. Staff will provide written notification that compliance is achieved once our common stock closes at $1.00 per share or more for a minimum of 10 consecutive trading days. If compliance with this rule cannot be demonstrated by August 26, 2002, Staff will determine whether AltiGen meets the initial listing criteria for this market under Marketplace Rule 4310(c)(2)(A). If it meets the initial listing criteria, Staff will notify us that it has been granted an additional 180 calendar day grace period to demonstrate compliance. Otherwise, Staff will provide written notification that our securities will be delisted. At that time, we may appeal the Staff's determination to delist our securities to a Listing Qualifications Panel.

The result of delisting from the Nasdaq SmallCap Market would be a reduction in the liquidity of any investment in our common stock and a material adverse effect on the price of our common stock. Delisting would reduce the ability of holders of our common stock to purchase or sell shares as quickly and as inexpensively as they could have done in the past. This lack of liquidity would make it more difficult for us to raise capital in the future. Although we are working to comply with all continued listing requirements of the Nasdaq SmallCap Market, there can be no assurance that we will be able to satisfy such requirements.

CERTAIN FACTORS AFFECTING BUSINESS, OPERATING RESULTS, AND FINANCIAL CONDITION

RISKS RELATED TO ALTIGEN

WE HAVE A HISTORY OF LOSSES AND EXPECT TO INCUR FUTURE LOSSES, WHICH MAY PREVENT US FROM BECOMING PROFITABLE.

We have experienced operating losses since our inception. As of June 30, 2002, we had an accumulated deficit of $46.0 million. We expect to incur operating losses for the foreseeable future, and these losses may be substantial. Further, we expect our operating cash flows to be negative for the foreseeable future. Because we expect continued expenditures for product development, and sales and marketing activities, we will need to increase revenues significantly to achieve profitability and positive operating cash flows. Even if we do achieve profitability and positive operating cash flows, we may not be able to sustain or increase profitability or positive operating cash flows on a quarterly or annual basis.

IF WE ARE UNABLE TO COMPLY WITH NASDAQ'S CONTINUED LISTING REQUIREMENTS, OUR COMMON STOCK COULD BE DELISTED FROM THE NASDAQ SMALLCAP MARKET.

AltiGen's common stock was transferred to the Nasdaq SmallCap Market at the opening of business on June 12th, 2002. Pursuant to a letter received from the Nasdaq staff on June 10, 2002, we must now demonstrate compliance with a requirement involving a minimum bid price of $1.00 per share by August 26, 2002. Staff will provide written notification that compliance is achieved once our common stock closes at $1.00 per share or more for a minimum of 10 consecutive trading days. If compliance with this rule cannot be demonstrated by August 26, 2002, Staff will determine whether AltiGen meets the initial listing criteria for this market under Marketplace Rule 4310(c)(2)(A). If it meets the initial listing criteria, Staff will notify us that it has been granted an additional 180 calendar day grace period to demonstrate compliance. Otherwise, Staff will provide written notification that our securities will be delisted. At that time, we may appeal the Staff's determination to delist our securities to a Listing Qualifications Panel.

The result of delisting from the Nasdaq SmallCap Market would be a reduction in the liquidity of any investment in our common stock and a material adverse effect on the price of our common stock. Delisting would reduce the ability of holders of our common stock to purchase or sell shares as quickly and as inexpensively as they could have done in the past. This lack of liquidity would make it more difficult for us to raise capital in the future. Although we are working to comply with all continued listing requirements of the Nasdaq SmallCap Market, there can be no assurance that we will be able to satisfy such requirements.

THE CURRENT ECONOMIC DOWNTURN MAY CONTINUE TO ADVERSELY AFFECT OUR REVENUES, GROSS MARGINS AND EXPENSES.

Our quarterly revenue and operating results have and may continue to fluctuate due to the effects of general economic conditions in the United States and globally, and, in particular, market conditions in the telecommunications industry. In recent quarters, our operating results have been adversely affected as a result of the economic slowdown and reduced capital spending, particularly in the United States. The downturn has also contributed to the decline in revenue during the first three quarters of 2002 compared to the same period in 2001. We have experienced gross margin declines, reflecting the effect of competitive pressures as well as write-downs for inventories as a result of the downturn. We are uncertain about the extent, severity, and length of the economic downturn. If the economic conditions in the United States and globally do not improve, or if we experience a worsening in the global economic slowdown, we may continue to experience material negative effects on our business, operating results, and financial condition.

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

Sales through our three key distributors, Altisys, Synnex, and Ingram Micro accounted for 75.8% of our net revenues in the third quarter of fiscal 2002. Our business and operating results will suffer if either of these distributors does not continue distributing our products, fails to distribute the volume of our products that it currently distributes or fails to expand our customer base. We also need to establish and maintain relationships with additional distributors and original equipment manufacturers. We may not be able to establish, or successfully manage, relationships with additional distribution partners. In addition, our agreements with distributors typically provide for termination by either party upon written notice to the other party. For example, our agreement with Synnex provides for termination, with or without cause, by either party upon 30 days' written notice to the other party, or upon insolvency or bankruptcy. Generally, these agreements are non-exclusive and distributors sell products that compete with ours. If we fail to establish or maintain relationships with distributors and original equipment manufacturers, our ability to increase or maintain our sales and our customer base will be substantially harmed.

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

WE RELY ON SOLE-SOURCED COMPONENTS AND THIRD-PARTY TECHNOLOGY AND PRODUCTS; IF THESE COMPONENTS ARE NOT AVAILABLE, OUR BUSINESS MAY SUFFER.

We purchase technology from third parties that are incorporated into our products, including virtually all of our hardware products. We order sole-sourced components using purchase orders and do not have supply contracts for them. One sole-sourced component, a TI DSP chip, is particularly important to our business because it is included in virtually all of our Triton family products. If we were unable to purchase an adequate supply of these sole-sourced components on a timely basis, we would be required to develop alternative solutions. This could entail qualifying an alternative source or redesigning our products based on different components. Our inability to obtain these sole-sourced components, especially the TI DSP chip, could significantly delay shipment of our products, which could have a negative effect on our business, financial condition and results of operations.

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

Lead times for materials and components used in the assembly of our products vary significantly, and depend on factors such as the supplier, contract terms and demand for a component at a given time. If orders do not match forecasts, we may have excess or inadequate inventory of certain materials and components, which may seriously harm our business, financial condition and results of operation.

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

We depend, in large part, on our ability to attract and retain highly skilled personnel, particularly engineers and sales and marketing personnel. We need highly trained technical personnel to design and support our server-based telecommunications systems. In addition, we need highly trained sales and marketing personnel to expand our marketing and sales operations in order to increase market awareness of our products and generate increased revenues. In spite of the economy downturn, competition for highly trained personnel can be intense, especially in the San Francisco Bay Area where most of our operations are located. Volatility or lack of positive performance in our stock price may also adversely affect our ability to retain key employees, all of whom have been granted stock options. We cannot be certain that we will be successful in our recruitment and retention efforts. If we fail to attract or retain qualified personnel or suffer from delays in hiring required personnel, our business, financial condition and results of operations may be seriously harmed.

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

California recently experienced an energy crisis that could disrupt our operations and increase our expenses. In the event of an acute power shortage that is, when power reserves for California fall below 1.5%, California has on some occasions implemented, and may in the future continue to implement, rolling blackouts throughout California. We currently have only limited backup generators for emergency alternate sources of power in the event of blackout. If blackouts interrupt our power supply, we would be temporarily unable to continue operations at our facility. Any such interruption in our ability to continue operations at our facility could delay shipments of our products to customers, and could result in lost revenue, which could harm our business and results of operations.

OUR STRATEGY TO OUTSOURCE ASSEMBLY AND TEST FUNCTIONS IN THE FUTURE COULD DELAY DELIVERY OF PRODUCTS, DECREASE QUALITY OR INCREASE COSTS.

Based on volume or customer requirements, we may begin outsourcing some assembly and test functions. In addition, we may determine that we need to establish assembly and test operations overseas to better serve our international customers. Establishing overseas assembly and test operations may be more difficult or take longer than we anticipate. This outsourcing strategy involves certain risks, including the potential lack of adequate capacity and reduced control over delivery schedules, manufacturing yield, quality and costs. In the event that any significant subcontractor was to become unable or unwilling to continue to manufacture or test our products in the required volumes, we would have to identify and qualify acceptable replacements. Finding replacements could take time, and we cannot be sure that additional sources would be available to us on a timely basis. Any delay or increase in costs in the assembly and testing of products by third-party subcontractors could seriously harm our business, financial condition and results of operations.

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

Item 2. Changes in Securities and Use of Proceeds

For the three months ended June 30, 2002, we issued 299,463 shares of common stock pursuant to the exercise of stock options at exercise price of 0.23. All of the stock options were granted under our 1994 Stock Option Plan prior to our initial public offering. For the same period, 49,851 shares were purchased and distributed to employees at a price of $0.51 per share related to Employee Stock Purchase Plan. All of these stocks were granted under our 1999 Employee Stock Purchase Plan. Our issuance of shares of our common stock upon the exercise of these options was exempt from registrant pursuant to rule 701 promulgated under the Securities Act of 1933, as amended.

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits:

     Number    Exhibit Description

     99.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K:

     We filed a report on Form 8-K with the Securities and Exchange Commission on June 26, 2002 announcing a change in the Company's independent public accountants for the fiscal year ended September 30, 2002, from Arthur Andersen LLP to Deloitte & Touche LLP. An amended 8-K/A was filed on July 10, 2002.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Fremont, State of California, on the 14th day of August, 2002.


                                    ALTIGEN COMMUNICATIONS, INC.


                                    By: /s/ Phillip M. McDermott
                                        ------------------------
                                    Philip M. McDermott,
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)