Form 10-K
period 2002-09-30
ALTIGEN COMMUNICATIONS INC
filed 2002-12-30
CIK 1003607

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒	Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended September 30, 2002

OR

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                          to

Commission File Number 000-27427

ALTIGEN COMMUNICATIONS, INC.
(Exact name of Registrant as specified in its charter)

DELAWARE	94-3204299
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

47427 Fremont Boulevard Fremont, CA	94538
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code:  (510) 252-9712
Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  Common Stock, $0.001 par value
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

The aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $6,056,868 as of December 19, 2002 based on the closing price of the common stock as reported on The Nasdaq Stock Market for that date. Shares of common stock held by each officer and director and by each person known to own 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. There were 13,543,580 shares of the Registrant’s common stock issued and outstanding on December 19, 2002.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒

The aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $6,253,303 as of the last business day of the Registrant’s most recently completed second fiscal quarter, based on the closing price of the common stock as of such date as reported on The Nasdaq Stock Market. Shares of common stock held by each officer and director and by each person known to own 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. There were 13,130,397 shares of the Registrant’s common stock issued and outstanding on the last business day of the Registrant’s most recently completed second fiscal quarter.

DOCUMENT INCORPORATED BY REFERENCE

Certain sections of AltiGen Communications, Inc.’s definitive Proxy Statement for the 2003 Annual Meeting of Stockholders to be held on February 6, 2003 are incorporated by reference in Part III of this Form 10-K to the extent stated herein.

As used in this report, unless the context otherwise requires, the terms “the Company”, “AltiGen”, “we”, “our” and “us” refer to AltiGen Communications, Inc.

FORWARD LOOKING STATEMENTS

This report contains certain forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended) and information relating to us that are based on the beliefs of our management as well as assumptions made by and information currently available to our management. These forward-looking statements include but are not limited to those statements identified in this report with an asterisk (*) symbol. Additional forward looking statements may be identified by the words “anticipate”, “believe”, “ expect”, “intend”, “will” and similar expressions, as they relate to us or our management.

The forward-looking statements contained herein reflect our judgment as of the date of this Report with respect to future events, the outcome of which is subject to certain risks, including the factors set forth under the heading “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Certain Factors Affecting Business, Operating Results, and Financial Condition” and elsewhere in the report, which may have a significant impact on our business, operating results or financial condition. Investors are cautioned that these forward-looking statements are inherently uncertain. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Our stockholders should carefully review the cautionary statements contained in this Form 10-K, including the “Certain Factors Affecting Business, Operating Results and Financial Condition” in Item 7 below.

PART I

Item	1. Business

INTRODUCTION

AltiGen Communications, Inc. (NASDAQ: ATGN) is the pioneer and market leader in Internet Protocol (IP) telephony systems for small and medium sized businesses (SMBs). We design, manufacture and market next generation, time-tested IP phone systems and contact centers that use both the Internet and the public telephone network to take advantage of the convergence of voice and data communications. Our products play an important role in the small to medium sized phone system market by delivering solutions that leverage the open systems concept. Unlike traditional proprietary phone systems, AltiGen systems are designed from the ground up to be an open solution built on an industry standard platform.

The Company’s principal executive offices are located at 47427 Fremont Blvd., Fremont, California 94538. The telephone number at that address is (510) 252-9712. We were incorporated in May 1994 and reincorporated by merger in Delaware in June 1999.

INDUSTRY BACKGROUND

AltiGen Communications is focused on the rapidly growing small to medium sized business market, which represents approximately 14 million businesses in the U.S AltiGen operates in the Americas and the Asia Pacific region. In a report dated July 2002, Allied Business Intelligence forecasted that premise and hosted IP Private Branch Exchange (PBX) equipment revenues will exceed $12.7 billion by 2007. * In addition this report states that small and medium businesses have been a proving ground for the deployment of live telephony systems, and that some form of IP-based systems will represent over 50% of enterprise PBX seats shipped by 2003. *

The economic downturn in the U.S. economy that began in 2000 has continued in fiscal 2002, especially in the telecommunications industry. Sales of traditional legacy phone equipment provided by other vendors have steadily decreased while IP telecom solutions, like those which AltiGen sells, have increased. In fiscal 2002, we have experienced four quarters of sequential revenue growth, and we believe that AltiGen is well positioned to take advantage of this market opportunity when the overall economy improves. * According to the Yankee Group in its report dated June 2002, shipments of IP-PBX are expected to surpass traditional PBX by 2005. *

Convergence of Voice and Data

Traditionally, businesses have supported two separate, incompatible networks to handle their communications needs. The first has been the traditional telephone network, which relies on a technology called “circuit-switching.” A circuit-switched network establishes and maintains a dedicated (i.e. not shared) line between calling parties for the duration of a call. The second type of network on which businesses have traditionally relied is a data or “packet-switched” network, such as the Internet. In packet-switched networks, voice, video, images or data is divided into small packets of signals that are simultaneously routed over different paths to a final destination where they are recombined. Packet-switched networks are more efficient than the traditional telephone network because network paths are not dedicated to a single user, but instead are available to be shared by all users. Thus, network capacity is allocated only during transmission, and messages can be compressed and stored more efficiently. The Internet is accelerating the convergence of voice and data to a single integrated packet-based network that can support both voice and data using Internet Protocol.

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

Evolution Begins in Small to Medium Sized Businesses

Small to medium sized businesses of up to 500 employees are likely to be the first to use converged voice and data networks because, unlike large organizations, they may not be heavily invested in legacy systems that are retained because the costs of replacing them outweigh their shortcomings, and can more quickly take advantage of new technological trends. Most of these businesses today use a traditional private telephone network as the backbone of their connection to the voice network, and maintain a separate data network.

Today’s traditional private telephone network remains an expensive, proprietary solution. These systems require skilled personnel to physically prepare the installation site and to install the equipment, which can be difficult to install, upgrade and maintain. Thus administering this system may become prohibitively expensive for small to medium sized businesses with limited resources.

Most existing telecommunications systems do not address the needs of businesses that wish to transmit voice communications over both the traditional telephone network and data networks. For example, businesses may wish to route internal calls over their existing voice network and route calls between offices over data networks, such as the Internet, all using the same telecommunications system. We believe a significant opportunity exists to provide small to medium sized businesses with an integrated solution that delivers the benefits of integrated, multifunction telecommunications systems using IP networks as well as the traditional telephone network.

THE ALTIGEN SOLUTION

Our IP telephony systems allow customers to implement business telecom solutions for SMBs that lower their costs, improve their productivity today and provide a technology platform for the future. With our products, companies can migrate at their own pace with the same integrated system allowing SMBs to compete effectively with large enterprises of all sizes. IP Telephony technology has opened a window of opportunity for resellers for new IP PBX and contact center sales.

The AltiServ™ Office IP PBX includes Voice over IP, a superior PBX, voice mail, robust auto attendants, automatic call distribution, integrated contact center, built in e-mail server, mixed media messaging, built-in support for popular Customer Relationship Management (CRM).

The AltiServ Office IP PBX can be implemented for 8 to 320 users per system. Multiple systems can be cost effectively linked together, with up to 2,000 extensions. This can be at a single site, a campus environment or multiple locations anywhere in the world using our patent pending, high quality VoIP technology. We offer affordable, robust networking capability with our Distributed Intelligence Network Architecture (DINA), and individual IP PBX reliability with built-in redundancy and fault tolerant components.

The AltiServ IP PBX is easy to use and manage and can provide a return on investment in months versus years. We provide, at no additional charge, easy to use Windows graphical user interfaces to manage single or multiple IP PBX’s as one.

In October 2001, we introduced Altiserv Office, a new set of flagship IP-enabled telephony systems for next generation business communications and customer contact centers. In fiscal 2002, the AltiServ Office product family represented over 30% of the Company’s revenues. This new family of products has allowed a new generation of resellers to deploy and install systems even easier than before. Essentially, our customers now have the benefit of IP technologies, a phone system and a customer contact center, all in one box. This innovation has appealed to a new set of interconnect resellers that specialize in selling phone systems.

The AltiServ Office systems are complete, converged PBX systems pre-configured on industrial Windows 2000 server platforms. The chassis are industrial grade and manufactured by third party suppliers to our exacting design meeting our most stringent requirements. Our software and hardware are all pre-loaded and ready to go, saving resellers staging time, increasing their profitability and making for faster, smoother installations for end user customers.

The Windows based system management interface is simple to use and is easily learned by reseller technicians and end user IT administrators. Our fast processors on hardware boards, which are installed in the AltiServ Office chassis, handle call processing. The simple Windows interface is used to manage the system and read/write changes to disk. Additional cards can be easily added for system growth. The call processing cards are designed to handle IP and analog trunks and station lines. IP cards can be used for IP extensions and also perform IP gateway functions to tie systems together over the Internet. Broadband cards also provide T1 and ISDN PRI communications if desired. All features are integrated into a single box for simplicity. Voice mail, Automatic Call Distribution (ACD), Automated Attendants, E-Mail and Computer Telephony Integration are included in the basic package at no additional cost. AltiServ Office supports standards-based H.323 IP phones and analog phones from multiple vendors.

Key benefits of our solutions include:

•
Reduced Administration Costs.    Our user interface allows end users to administer their system internally. With traditional private telephone systems, businesses frequently require a third-party service provider to perform tasks as simple as changing a phone extension or adding a phone line. These expenses can be significant for installation, system upgrades and modifications. Using AltiServ, system administrators can perform many of these tasks without assistance from third parties.

•
Lower Toll Costs.    By routing voice over data networks, including the Internet, our systems eliminate toll charges associated with long-distance calls. Using our products, businesses can send and receive voice communications over the Internet or existing data lines that constitute their intranets.

•
Integrated Communications.    Our systems provide the benefits of converging communications infrastructure by enabling businesses to route voice calls over either IP networks and other data networks or the traditional telephone network. Our system design integrates seamlessly with both types of networks, providing flexibility for businesses to configure their telecommunications systems to suit their needs.

•
Innovative Productivity Features.    Our systems provide integrated voice and data capability, allowing numerous features previously available only with a combination of multiple systems, typically from different vendors. Our AltiServ system has typical call handling and routing functions, as well as specialized functions such as Zoomerang, which enables users to retrieve a voicemail message, automatically place a call to respond and return to the voicemail system to continue reviewing messages.

•
Ease of Installation, Use and Maintenance.    The design of the AltiServ system, using industry-standard hardware and software platforms, allows for easy installation and system maintenance. AltiServ enables system administrators to manage the voice, voice messaging, email and Internet features of our products through a single consistent user interface. AltiServ Office make it easier for resellers and end user customers to implement and maintain their systems than other vendors that provide many disparate components and multiple servers to provide similar functionality. All key applications are installed in a single chassis.

•
Improved Customer Contact Capabilities.    With the integrated contact center functionality of AltiServ Office our customers can enhance communications with their customers by employing new technologies such as web chat, voice-annotated email, home-based agents, agent graphical reports and more.

PRODUCTS AND CORE TECHNOLOGIES

Our products fall into the following categories:

Feature	Description
IP Telephony Platforms:

AltiServ SmallOffice
A multi-application IP telephony system that combines a turnkey telephony chassis with AltiWare™ system software, Quantum™ or Triton™ telephony boards, Celeron processor with 128 MB RAM, power supply and Windows software to provide next generation phone functions. This system accommodates eight users and can grow to 50 users per system. Multiple AltiServ SmallOffice systems can be linked together and managed as one, whether in the same location or anywhere in the world.

AltiServ Office
A multi-application IP Telephony system that combines a telephony chassis with AltiWare™ system software, Quantum™ or Triton™ telephony boards, Pentium III processor with 256 MB RAM, power supply, redundancy features and Windows 2000 software to provide next generation phone functions. This system accommodates 24 users and can grow to 150 users per system. Multiple AltiServ Office systems can be linked together and managed as one, whether in the same location or anywhere in the world.

AltiServ OfficePlus
A multi-application IP Telephony system that combines a turnkey telephony chassis with AltiWare™ system software, Quantum™ or Triton™ telephony boards, Pentium III processor with 512 MB RAM, power supply, mission critical redundancy features and Windows 2000 software to provide next generation phone functions. This system accommodates 36 users and can grow to 320 users per system. Multiple AltiServ OfficePlus systems can be linked together and managed as one, whether in the same location or anywhere in the world.

Software:

AltiWare OE
Our system software enables people to place and receive telephone calls over IP or public Telephone networks, manages overall call processing for the system as well as value added functions such as voicemail, automatic call distribution, automated attendant, unified messaging, call detail recording and built-in integration with popular Customer Relationship Management (CRM) packages. This software may only be used on AltiServ systems.

AltiView™
A personal computer program that allows users to receive and place calls, listen to voicemail messages and identify the phone number of the caller. This feature is optional on AltiServ SmallOffice and is included in AltiServ Office and OfficePlus.

AltiConsole™	A PC Windows desktop Operator Attendant application interface. This software allows an AltiServ operator to handle and process high volumes of calls.

AltiAgent™	Designed as a PC interface for contact center agents, this feature provides both individual and workgroup status and also allows contact center agents to also perform the same operations as AltiView.

AltiSupervisor™
Designed as a PC interface for contact center supervisors. This software provides individual and workgroup status, silent monitoring of agents, barge-in functionality and allows contact center agents to perform the operations in AltiView.

Hardware:

Triton IP Board	This microprocessor-controlled board allows calls to be carried over public and private data networks that support IP and can be used for IP trunks or people extensions.

Triton T1/ PRI Board	This microprocessor-controlled board allows calls to be carried over digital interoffice lines.

Quantum Board	This microprocessor-controlled board allows calls to be carried over traditional analog telephone extension lines.

Server Chassis	This chassis is the box used to house our software and hardware to provide a phone system or contact center.

RAID hardware	In case of power failure, this hardware is used to provide backup memory storage.

AltiGen Hardware and Firmware

In 1996, we developed a single base circuit board with powerful digital signal processing technology. Digital signal processing is a computer built on to the circuit board, which can run special, high-speed software programs, called firmware. Firmware can receive, send and modify digital information for communications with network services. Our newest board, the Triton DSP board, can be used to create different circuit boards to meet many communication requirements by simply adding a few hardware and/or software components to the basic board. For example, the Triton DSP series circuit board becomes a T1 or ISDN communication circuit board or a circuit board supporting the same communication format as the Internet with simple changes in on-board software and, in some cases, new circuits.

This modular design not only allows us to provide new capabilities, but also allows our products to achieve a high degree of reliability and cost reduction since the underlying technology is the same.

AltiGen Modular Software

Our software products are based on modular software components similar to the concept described above for our hardware and firmware. The service provider layer of software is composed of separate software components, each of which communicates with a hardware circuit board within the AltiServ system. The middleware layer interacts with all the service providers in the system and manages their resources. This layer hides the complexity of the hardware from application programs to provide specific features. The application program layer consists of components that implement the application logic such as voicemail and auto attendant. These applications do not depend on any particular hardware integration,

The layered architecture of AltiServ provides important benefits:

•	New feature development generally occurs more frequently;

•	Development times are more predictable, thus saving money;

•	New hardware and software features can be added easily and rapidly; and

•	Changing one component in the system does not mean that other components have to be changed.

MARKETING, SALES AND CUSTOMER SUPPORT

Marketing

Our marketing efforts currently focus on increasing demand for our products in the Americas and the Asia Pacific region. We are working to increase market awareness of our technology and demand for our products in the small to mid-sized business market through public relations, print, email and web campaigns.

Among our marketing highlights are the following:

•	TMC Labs Innovation Award for 2002.

•	Introduction of AltiWare™ Open Edition 4.5 with Multisite Management Capabilities, Enabling a Distributed Intelligence Network Architecture

•	Introduction of Alti-IP 600™ Phone for Total Plug-and-Play IP Telephony for the SMB Market.

To assist our distributors, dealers and strategic partners, we provide market development funds, marketing tools and technical and sales training developed specifically for our products. In return, these companies must provide us with point-of-sale reports that allow us to develop a profile of end users of our systems and evaluate the effectiveness of our marketing efforts.

Sales

We currently have sales and support staff in: New York, Illinois, Ohio, Colorado, Florida, Washington DC, Texas, China and in our headquarters in Fremont, California. Our network of distributors and over 350 resellers sell our systems to end-users. Our inside sales force answers incoming calls from end users and refers new leads to a qualified dealer near each end user’s location. The inside sales force is also responsible for account management of our smaller resellers. Our outside sales force in the Americas includes regional sales managers and technology solutions managers, who work on our larger reseller deals and recruit new large reseller partners. In fiscal 2002, we continued our expansion to a more scalable reseller community by signing on an increasing number of resellers that currently sell traditional phone systems from companies including Avaya, Comdial and NEC.

Customers

Our direct customers are primarily distributors and resellers who sell and resell our products to end-users. We have distribution agreements with AltiSys, Ingram Micro, and Synnex in the Americas, Emotion, Neteltech and others in Asia. Sales through Altisys, Ingram Micro, and Synnex accounted for approximately 27%, 25%, and 32% respectively, of our revenues in fiscal 2002, and approximately 26%, 21%, and 43% respectively, of our revenues in fiscal 2001. We also have over 350 authorized resellers who sell our products directly to end-users. We review our resellers quarterly and discontinue distribution through those who do not meet our revenue and technical standards.

Customer Support

We believe that consistent, high-quality service and support are key factors in attracting and retaining customers. Our customer support groups, located in California, New York, Texas and Shanghai, coordinates service and technical support of our products and provides service twenty-four hours a day, seven days a week. These personnel assist our distributors and resellers in resolving installation and support issues that arise from their sales to end users and also provides limited support to end users to supplement their dealer support. Resellers and end-user customers can also access technical information and receive technical support through our web site.

RESEARCH AND DEVELOPMENT

The market for our products is characterized by rapidly changing technology, evolving industry standards and frequent product introductions. We believe that our future success depends in large part upon our ability to continue to enhance the functionality and uses of our core technology. We intend to extend the functionality and uses of our hardware and software technology by continuing to invest in research and development.*

We currently conduct the majority of our product development in-house. We also use a small number of independent contractors to assist with certain product development and testing activities. We intend to continue working with our strategic partners to enhance our products.* As of September 30, 2002, we employed 53 individuals in engineering, research and development and support.

During fiscal 2002, 2001, and 2000, our research and development expense was approximately $4,071,000, $4,847,000, and $4,334,000, respectively.

COMPETITION

The markets for our products are intensely competitive, continually evolving and subject to changing technologies. We currently compete with companies providing traditional telephone systems, principally Avaya Communications, NEC and Nortel Networks. We also compete against companies providing IP and IP-enabled telecommunications systems, including, Shoreline Communications, Inc., 3Com Corporation, Cisco Systems, Inc., as well as any number of future competitors. Many of our competitors are substantially larger than we are and have significantly greater name recognition, financial, sales and marketing, technical, customer support, manufacturing and other resources. These competitors may also have more established distribution channels and stronger relationships with local, long distance and Internet service providers. These competitors may be able to respond more rapidly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sale of their products.

These competitors may enter our existing or future markets with solutions that may be less expensive, that may provide higher performance or additional features or that may be introduced earlier than our solutions. In fiscal 2002, we continued to be price competitive with low cost of ownership. We believe that our principal competitive advantages include:

•	System designed for small and medium business budgets;

•	Demonstrated and referenceable ability to cut communications costs;

•	Ease of manageability;

•	Simple deployment;

•	Time-Tested Reliability since 1996;

•	Ease of use;

•	Focused service and technical support since we only sell IP Telephony;

•	Over 350 resellers and growing channels; and

•	A considerable lead in product development.

We cannot be certain that we will be able to compete successfully with existing or new competitors. If we fail to compete successfully against current or future competitors, our business could suffer.

SEASONALITY

Typically, the IP PBX industry experiences some seasonal variations in demand, with weaker sales in the winter months because of holidays and customers’ planned shutdowns. This seasonality is particularly evident in the North American market.

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

We have filed several U.S. patent applications relating to various aspects of our client and server software, mixed-media communications and computer telephony. We expect to continue to file patent applications to protect our technology and products. * We cannot be sure that our patent applications will result in the issuance of patents, or that any issued patents will provide commercially significant protection to our technology.

We attempt to avoid infringing known proprietary rights of third parties in our product and service development efforts. We have not, however, conducted and do not conduct comprehensive patent searches to determine whether the technology used in our products infringes patents held by third parties. In addition, it is difficult to proceed with certainty in a rapidly evolving technological environment in which there may be numerous patent applications pending, many of which are confidential when filed, with regard to similar technologies. If we were to discover that our products violate third-party proprietary rights, we might not be able to obtain licenses to continue offering these products without substantial reengineering. Efforts to undertake this reengineering might not be successful, licenses might be unavailable on commercially reasonable terms, if at all, and litigation might not be avoided or settled without substantial expense and damage awards.

MANUFACTURING AND ASSEMBLY

Our manufacturing operations consist of purchasing, receiving, inspecting, testing, packaging and shipping. We depend on four suppliers who provided us with about 75% of our hardware product components during fiscal 2002. We put these components into kits and send them to a sub-contractor or external manufacturing facility for assembly. The final hardware assembly, software installation and testing of our products is performed in-house at our 11,000 square-foot manufacturing floor, located at our corporate headquarters in Fremont, California. Our manufacturing and assembly processes enable us to configure our products to adapt to different customer specifications at the final assembly stage. This flexibility is designed to reduce both our assembly cycle time and our need to maintain a large inventory of finished goods.

We test our products both during and after the assembly process using internally developed product assurance testing procedures, which include visual inspection, functional testing and final systems testing. Although we generally use standard components for our products and try to maintain alternative sources of supply, we purchase some key components from sole-source suppliers for which alternative sources are not currently available. We incorporate the following sole-sourced components in our products:

•
A Zarlink Corporation chip is included in all of our boards and is particularly important because it is the means by which our boards communicate with each other to enable our products to function correctly.

•
Texas Instruments’ digital signal processor (“DSP”) chip is included in our Triton family of boards. The DSP chip is designed to perform the mathematics, data compression and other tasks that are needed to manipulate voice communications that are routed through our products. We expect that sales of these boards will represent an increasing percentage of our revenues in the future.*

•
Xilinx, Inc.’s chip for our Triton product line board allows our board to work with digital communications lines. We expect that sales of our Triton product line board will represent an increasing percentage of our revenues in the future.*

•
Legerity, Inc.’s chips for our Triton Analog product line allows our board to work with analog communications lines. We expect that sales of our Triton product line board will represent an increasing percentage of our revenues in the future.*

•	Advantech provides the chassis for our AltiServ Office and AltiCenter Office products based on our customer specifications.

Loss of any key component supplier would adversely impact our business.

EMPLOYEES

As of September 30, 2002, we had 107 full-time employees, including 53 in research and development and support, 33 in marketing and sales, 7 in operations, and 14 in finance and administration. Of these full time employees, 69 were located in the United States and 38 in China. Our future success will depend, in part, on our ability to continue to attract, retain and motivate highly qualified technical, marketing, engineering and management personnel, who are in great demand.

Item	2. Properties

Our headquarters for corporate administration, research and development and sales and marketing occupies approximately 35,000 square feet of space in Fremont, California. We also lease approximately 4,000 square feet of facility in McKinney, Texas to serve as our technical support and training. Outside the United States, we lease approximately 5100 square feet of facility in Shanghai, China where we conduct administration, research and development, sales and marketing. In fiscal 2002, we leased another 1,600 square feet of facility in Beijing, China to serve as our sales and marketing. We believe that our existing facilities are adequate for our needs through at least the end of year 2003.* We believe that any additional space we may need in the future will be available on commercially reasonable terms.*

Item 3.    Legal Proceedings

We may become parties to litigation in the normal course of our business. Litigation in general, and intellectual property and securities litigation in particular, can be expensive and disruptive to normal business operations. Moreover, the results of complex litigation are difficult to predict.

On September 6, 2002, Vertical Networks, Inc. filed suit against AltiGen Communications, Inc. in United States District Court for the Northern District of California, Case No. C02 04253 (WHA), alleging infringement of Vertical Networks’ United States Patents Nos. 6,266,341; 6,289,025; 6,292,482; 6,389,009; and 6,396,849. On October 28, 2002, Vertical Networks amended its Complaint to add allegations of infringement of Patents Nos. 5,617,418 and 5,687,174. Vertical Networks filed a Second Amended Complaint on November 20, 2002 to identify the AltiGen products and/or activities that allegedly infringe the seven patents-in-suit. Vertical Networks seeks a judgment of patent infringement, damages, including treble damages for alleged willful infringement, and attorneys’ fees and costs. AltiGen filed an Answer and Counterclaims for Declaratory Relief on December 9, 2002. AltiGen believes it has strong defenses and arguments in this dispute and intends to vigorously litigate its position.

Item 4.    Submission of Matters to a Vote of Security Holders

None

EXECUTIVE OFFICERS

The following sets forth certain information with regard to the executive officers of the Company and their ages as of September 30, 2002:

Name	Age	Position
Gilbert Hu (1)	45	President, Chief Executive Officer, Director
Philip M. McDermott	56	Chief Financial Officer
Richard De Soto	56	Chief Marketing and Sales Officer
Simon Chouldjian	49	Vice President of Manufacturing
Tsyr-Yi (Shirley) Sun	42	Vice President of Research and Development

(1)	Member of the Compensation Committee

Gilbert Hu founded AltiGen and has served as our President, Chief Executive Officer and a Director since May 1994. Before founding AltiGen, Mr. Hu was a founder, President and Chief Executive Officer of Centrum Communications, Inc., a networking company acquired by 3Com Corporation in early 1994. Mr. Hu has also served in technical and managerial roles at Vitalink Communication Corporation, an internet working equipment manufacturer. He received a Bachelor of Science degree in Electrical Engineering from National Chiao-Tung University in Taiwan and a Masters of Science degree in Electrical Engineering from Arizona State University. Mr. Hu is a brother-in-law of Director Wen-Huang (Simon) Chang.

Philip M. McDermott has served as our Chief Financial Officer since June 1999. From October 1995 to May 1999, Mr. McDermott served as Director of Finance Americas Sales for 3Com Corporation. From October 1994 to October 1995, Mr. McDermott served as Vice President of Finance, Operations and Administration for DAVID Systems, a division of Chipcom Corporation, a public networking company. Chipcom was subsequently acquired by 3Com Corporation. Mr. McDermott received Certified Management Accountant accreditation from The Society of Management Accounting in Montreal, Canada.

Richard De Soto has served as our Chief Marketing and Sales Officer since January 2001. From December 1999 to December 2000, Mr. De Soto served as Vice President of Marketing for Entera, Inc., a streaming media and web caching software company. Entera was subsequently acquired by Cacheflow, Inc. From February 1998 to November 1999, Mr. De Soto served as Chief Marketing Officer for Freegate Corporation, an internet server appliance company. From October 1996 to January 1998, Mr. De Soto served as Senior Director of Internet Business Unit and Corporate Channel Marketing for NetManage, Inc., a networking software company. He received a Bachelor of Art degree in Marketing and Public Relations from San Jose State University and an Advanced Information Systems certificate from the Cambridge Information Technology Center in Cambridge.

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

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters

From October 4, 1999, the date of our initial public offering, to June 11, 2002, our common stock was traded on the Nasdaq National Market under the symbol “ATGN”. Since June 12, 2002, our common stock has traded on the Nasdaq SmallCap Market under the symbol “ATGN”. The following table sets forth the range of high and low sales prices for our common stock for the periods indicated:

	Fiscal 2002		Fiscal 2001
	High	Low	High	Low
1st Quarter	$1.06	$0.77	$4.31	$0.75
2nd Quarter	$1.03	$0.60	$3.50	$0.94
3rd Quarter	$0.79	$0.51	$1.70	$0.96
4th Quarter	$0.75	$0.42	$1.31	$0.56

As of September 30, 2002, the Company had approximately 132 shareholders of record. We have never declared or paid any cash dividends on our capital stock. We currently expect to retain future earnings, if any, to support operations and to finance the growth and development of our business.* Therefore, we do not expect to pay cash dividends in the foreseeable future.*

We received aggregate net proceeds of approximately $33.3 million from the initial public offering of shares of our common stock in October 1999. As of September 30, 2002, proceeds from our initial public offering have been used for working capital and general corporate purposes, including research and development of new products, sales and marketing efforts, general and administrative expenses and international expansion. The remaining net proceeds have been invested in cash, cash equivalents and short-term investments.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(1)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,545,771	$4.10	1,237,397
Equity compensation plans not approved by security holders	—	—	—

Total	3,545,771	$4.10	1,237,397

(1)
The number of shares reserved for issuance under the Company’s 1999 Stock Option Plan will be increased on the first day of the Company’s fiscal year by an amount equal to the lesser of (i) 1,796,783 shares; (ii) 5% of the Company’s outstanding shares on that date; or (iii) a lesser amount as determined by the Board of Directors. The number of shares reserved for issuance under the Company’s 1999 Employee Stock Purchase Plan will be increased on the first day of each fiscal year by an amount equal to the lesser of (i) 598,928 shares; (ii) 2% of the outstanding shares on that date; or (iii) a lesser amount as determined by the Board of Directors.

Item 6.    Selected Financial Data

This section presents selected historical financial data of AltiGen as a Delaware corporation. This section should be read carefully in conjunction with “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” and the consolidated financial statements included in this Form 10-K, including the notes to the consolidated financial statements. The selected data in this section are not intended to replace our consolidated financial statements.

	Fiscal Year Ended September 30,
	2002	2001	2000	1999	1998
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues, net	$9,896	$9,632	$12,410	$6,599	$3,890
Cost of revenues	4,571	7,346	5,747	3,300	2,520

Gross profit	5,325	2,286	6,663	3,299	1,370
Operating expenses:
Research and development	4,071	4,847	4,334	3,658	1,927
Sales and marketing	5,857	9,738	9,691	4,319	2,770
General and administrative	2,217	2,820	3,092	1,807	675
Deferred stock compensation	338	793	466	770	164

Total operating expenses	12,483	18,198	17,583	10,554	5,536

Loss from operations	(7,158)	(15,912)	(10,920)	(7,255)	(4,166)
Interest and other income, net	81	1,222	2,094	360	246

Net loss	$(7,077)	$(14,690)	$(8,826)	$(6,895)	$(3,920)

Basic and diluted net loss per share	$(0.53)	$(1.07)	$(0.66)	$(5.76)	$(4.75)

Shares used in computing basic and diluted net loss per share	13,371	13,666	13,287	1,197	825
Consolidated Balance Sheets Data:
Cash, cash equivalents and short-term investments	$12,148	$17,528	$29,224	$5,934	$8,057
Working capital	12,488	19,234	31,738	8,426	8,698
Total assets	16,506	23,861	38,645	12,687	11,102
Convertible preferred stock	—	—	—	8	8
Accumulated deficit	(47,314)	(40,237)	(25,548)	(16,721)	(9,826)
Total stockholders’ equity	13,371	20,810	34,492	9,341	9,251

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and related notes.

OVERVIEW

We provide converged IP phone systems for small and medium sized business. We were incorporated in May 1994 and began operations in July 1994. We first recognized revenues from product sales of our Quantum board and AltiWare software in July 1996. We generated net revenues of $9.9 million in fiscal year 2002, $9.6 million in fiscal year 2001 and $12.4 million in fiscal year 2000. As of September 30, 2002, we had an accumulated deficit of $47.3 million.

We derive our revenues from sales of our AltiServ system. Product revenues consist of sales to end-users (including dealers) and to distributors. Revenues from product sales to end-users are recognized upon shipment. We defer recognition of sales to distributors until they resell our products to their customers. Upon shipment, we also provide for the estimated cost that may be incurred for product warranty. Under our distribution contracts, a distributor has the right in certain circumstances to return products it determines are overstocked, so long as it provides an offsetting purchase order for products in an amount equal to or greater than the dollar value of the returned products. In addition, we provide distributors protection from subsequent price reductions.

Our cost of revenues consists of component and material costs, direct labor costs, provisions for excess and obsolete inventory, warranty costs and overhead related to manufacturing our products. We have experienced operating losses and negative cash flows from operations in each quarterly and annual period since our inception and we currently expect to continue to incur losses for the foreseeable future.* As of September 30, 2002, we had cumulative net operating loss carryforwards for federal and California income tax reporting purposes of approximately $38 million and $13 million, respectively, available to offset income in future years. The cumulative net operating loss carryforwards will expire in various periods from 2009 to 2021 if they are not utilized. Under current tax law, net operating loss carryforwards available in any given year may be limited upon the occurrence of certain events, including changes of ownership interest. We have not recognized any future tax benefits of our cumulative net operating losses due to uncertainty as to future realizability.

CRITICAL ACCOUNTING POLICIES

Revenue recognition:    Revenues consist of sales to end-users, including dealers, and to distributors. Revenues from sales to end-users are recognized upon shipment, when risk of loss has passed to the customer, collection of the receivable is reasonably assured, persuasive evidence of an arrangement exits, and the price is fixed and determinable. Sales to distributors are made under terms allowing certain rights of return and protection against subsequent price declines on our products held by its distributors. Upon termination, any unsold products may be returned by the distributor for a full refund. These agreements may be canceled by either party based on a specified notice. As a result of the above provisions, we defer recognition of revenues and the proportionate costs of revenues derived from sales to distributors until such distributors resell our products to their customers. The amounts deferred as a result of this policy are reflected as “deferred revenue” in the accompanying consolidated balance sheets.

Allowance for Doubtful Accounts:    The allowance for doubtful accounts is based on our assessment of the collectibility of specific customer accounts and the aging of the accounts receivable. If there were a deterioration of a major customer’s creditworthiness, or actual defaults were higher than our historical experience, we could be required to increase our allowance and our earnings could be adversely affected.

Inventory:    Inventory is stated at the lower of cost (first-in, first-out method) or market. We regularly review value of inventory in detail, with consideration given to future customer demand for our products, obsolescence from rapidly changing technology, and other factors. If actual market conditions are less favorable than those projected by management, and our estimates prove to be inaccurate, we could be required to increase our inventory provision and our gross margins could be adversely affected.

Warranty:    We accrue for warranty costs based on estimated product return rates and the expected material and labor costs to provide warranty services. If actual return rates and/or repair and replacement costs differ significantly from our estimates, our gross margin could be adversely affected.

Results of Operations

The following table sets forth consolidated statements of operations data for the periods indicated as a percentage of net revenues.

	Fiscal Year Ended September 30,
	2002	2001	2000
Consolidated Statements of Operations Data:
Revenues, net	100.0%	100.0%	100.0%
Cost of revenues	46.2	76.3	46.3

Gross profit	53.8	23.7	53.7

Operating expenses:
Research and development	41.1	50.3	34.9
Sales and marketing	59.2	101.1	78.1
General and administrative	22.4	29.3	24.9
Deferred stock compensation	3.4	8.2	3.8

Total operating expenses	126.1	188.9	141.7

Loss from operations	(72.3)	(165.2)	(88.0)
Interest and other income, net	0.8	12.7	16.9

Net loss	(71.5%)	(152.5%)	(71.1%)

Fiscal Year Ended September 30, 2002 Compared to Fiscal Year Ended September 30, 2001

Revenues, net.    Revenues consist of sales to end users (including dealers) and to distributors. Net revenues increased 3% from $9.6 million in fiscal year 2001 to $9.9 million in fiscal year 2002. Sales through our main distributors, AltiSys, Ingram Micro, and Synnex, accounted for approximately 27%, 25%, and 32%, respectively, of our revenues in fiscal year 2002 and approximately 26%, 21% and 43% respectively, of our revenues in fiscal year 2001. The slight increase in revenue for fiscal year 2002 compared to fiscal year 2001 was due to the introduction of our AltiServ Office product which offers our customers a complete system including a chassis with pre-installed software and hardware.

Cost of revenues.    Cost of revenues in fiscal year 2002 decreased to $4.6 million from approximately $7.3 million in fiscal year 2001. Cost of revenues as a percentage of net revenues also decreased in fiscal year 2002 compared to fiscal year 2001. Cost of revenues was high in fiscal year 2001 primarily due to write-off for excess and obsolete inventory resulting from the slowdown in telecommunications capital spending and the general downturn in the U.S. economy. During fiscal year 2002, no additional write-offs for excess inventory were required. Management continues to closely monitor the Company’s inventory levels. Any further declines in demand would result in reduced sales, increased operating losses and additional inventory provisions.

Research and development expenses.    Research and development expenses decreased to $4.1 million in fiscal year 2002 from $4.8 million in fiscal year 2001. The slight decrease was primarily due to slightly lower personnel levels and related expenditures, as well as tighter controls over discretionary spending. We expect research and development expenses will remain relatively flat due to the uncertainty about customers’ spending patterns in the current economic environment.*

Sales and marketing expenses.    Sales and marketing expenses decreased to $5.9 million in fiscal year 2002 from $9.7 million in fiscal year 2001. Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in marketing, sales and customer support functions, as well as trade shows, advertising, and promotional expenses. The decrease was primarily due to significantly lower sales forces expenses resulting from headcount reduction and decreases in promotional and advertising activities. We expect sales and marketing expenses will remain relatively flat due to the uncertainty about customers’ spending patterns in the current economic environment.*

General and administrative expenses.    General and administrative expenses decreased to $2.2 million in fiscal year 2002 from $2.8 million in fiscal year 2001. The decrease was primarily due to a reduction in legal fees, slightly lower personnel levels and related expenditures, as well as tighter controls over discretionary spending. Consequently in the near term, we expect to maintain general and administrative expenses at the same level.* However, in order to continue to build our infrastructure to support the growth of our business, it may be necessary to increase general and administrative expenses.

Amortization of deferred stock compensation.    Amortization of deferred stock compensation was $338,000 in fiscal year 2002 as compared to $793,000 for fiscal year 2001. The aggregate deferred stock compensation charge was reduced during fiscal year 2002 by approximately $62,000 due to the cancellation of approximately 19,000 options associated with employees who are no longer employed by us. Deferred stock compensation expense reflects the amortization of stock compensation charges resulting from granting stock options at exercise prices below the deemed fair value of our common stock on the dates the options were granted. We are amortizing these deferred amounts using the straight-line method over the vesting period of the related stock options. We expect to expense $55,000 in fiscal year 2003 which represents amortization of the remaining deferred stock compensation.*

Interest and other income, net.    Net interest and other income decreased to $81,000 in fiscal year 2002 from $1.2 million in fiscal year 2001. The decrease was primarily due to the write-down of a long-term investment as well as declining interest income from a decrease in invested principal due to cash being used in operations. We expect net interest and other income to continue to decrease as a result of further decreases in cash available to invest and relatively flat or lower interest rates.*

Fiscal Year Ended September 30, 2001 Compared to Fiscal Year Ended September 30, 2000

Revenues, net.    Revenues consist of sales to end-users (including resellers) and to distributors. Net revenues decreased from $12.4 million in fiscal year 2000 to $9.6 million in fiscal year 2001, representing a decrease of 22.4%. The decrease in revenues was primarily a result of worsened general economic conditions which significantly reduced demand for our phone system products in 2001. In addition, we believe that the terrorist attacks of September 11, 2001 caused some of our customers to reduce, cancel or reschedule orders for our products and intensified the economic slowdown. Sales to distributors Tech Data, AltiSys, Ingram Micro, and Synnex accounted for approximately 0%, 26%, 21% and 43% respectively, of our revenues in fiscal year 2001 and approximately 21%, 19%, 16% and 12% respectively, of our revenues in fiscal year 2000. During 2001, we terminated Tech Data as a distributor of our products and increased sales to Altisys, Ingram Micro and Synnex.

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

General and administrative expenses.    General and administrative expenses decreased to $2.8 million in fiscal year 2001 from $3.1 million in fiscal year 2000. The decrease was primarily due to a reduction in legal fees as a result of the settlement of litigation with Sonoma Systems, Inc. and our effort to reduce cost structure during the current economic downturn.

Amortization of deferred stock compensation.    Amortization of deferred stock compensation was $793,000 in fiscal year 2001 as compared to $466,000 for fiscal year 2000. The aggregate deferred stock compensation charge was reduced during fiscal year 2001 by approximately $94,000 due to the cancellation of approximately 129,000 options.

Interest and other income, net.    Net interest and other income decreased to $1.2 million in fiscal year 2001 from $2.1 million in fiscal year 2000. The decrease was due to decreases in invested principal due to cash being used in operations as well as a decline in interest rates.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through the sale of equity securities. As of September 30, 2002, we had cash and short-term investments totaling $12.1 million consisting of cash and cash equivalents of $7.2 million and $4.9 million of highly liquid investments.

Net cash used in our operating activities was $5.0 million for fiscal year 2002, $11.8 million for fiscal year 2001 and $9.3 million for fiscal year 2000. Net cash used in operating activities primarily reflected the impact of the net loss for each of the periods, as well as working capital required to fund our growth in operations.

Net cash provided by investing activities was $593,000 for fiscal year 2002 and $8.0 million for fiscal year 2001, which was primarily a result of redemption of short-term investments. Cash used in investing activities for fiscal year 2000 was $15.4 million, which was primarily a result of purchases of short and long-term investments.

Net cash used in financing activities was $320,000 for fiscal year 2002 which was primarily a result of purchases of treasury stock. Cash provided by financing activities was $492,000 for fiscal year 2001, consisting primarily of proceeds from the exercise of stock options and investments in our employee stock purchase plan. Cash provided by financing activities was $33.9 million for fiscal year 2000, which was primarily due to $33.3 million in net proceeds from the initial public offering of common stock in October 1999.

We intend to invest our cash in excess of current operating requirements in short-term, interest bearing investment-grade securities.

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

Additional financing, if required, may not be available on acceptable terms, or at all. We may also require additional capital to acquire or invest in complementary businesses or products, or obtain the right to use complementary technologies. If we can not raise funds, if needed, on acceptable terms, we may not be able to develop or enhance our products, take advantage of future opportunities, or to respond to competitive pressures or unanticipated requirements, which could seriously harm our business. Even if additional financing is available, we may be required to obtain the consent of our stockholders, which we may or may not be able to obtain. In addition, the issuance of equity or equity-related securities will dilute the ownership interest of our stockholders and the issuance of debt securities could increase the risk or perceived risk of AltiGen.

Our common stock was transferred to the NASDAQ SmallCap Market at the opening of business on June 12, 2002 and was afforded the remainder of this market’s 180 calendar day grace period, or until August 26, 2002, to regain compliance with the minimum $1.00 bid price per share requirement, set forth in Marketplace Rule 4310(c)8(D). Pursuant to a letter from NASDAQ staff on August 27, 2002, we had not regained compliance in accordance with Marketplace Rule 4310(c)8(D). However, NASDAQ staff noted that we met the initial listing requirements for the NASDAQ SmallCap Market under Marketplace Rule 4310(c)2(A). Specifically, AltiGen qualified under such requirements by virtue of having at least $5,000,000 of stockholders’ equity. As of June 30, 2002, we had $14,670,080 in stockholders’ equity. Therefore, in accordance with Marketplace Rule 4310(c)8(D), we were provided an additional 180 calendar days, or until February 24, 2003, to regain compliance. If at any time before February 24, 2003, the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive trading days, NASDAQ staff will provide written notification that we comply with the rule. If compliance with this rule cannot be demonstrated by February 24, 2003, NASDAQ staff will provide written notification that our securities will be delisted. At that time, we may appeal NASDAQ staff’s determination to a Listing Qualification Panel.

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

Recent Accounting Pronouncements

In July 2001, FASB issued SFAS No.’s 141 and 142, “Business Combinations” and “Goodwill and Other Intangibles”. SFAS No. 141 require all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill is subject to at least an annual assessment for impairment applying a fair-value based test. Additionally, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer’s intent to do so. The Company will follow SFAS No. 141 for any future business acquisitions. We adopted SFAS No. 142 on October 1, 2001 and this adoption did not have a material impact on our consolidated financial position or results of operations.

In October 2001, the FASB issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 establishes one accounting model to be used for long-lived assets to be disposed of by sale, and broadens the presentation of discontinued operations to include more disposal operations. SFAS No. 144 supersedes both SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of”, and the accounting and the reporting provisions of Accounting Principles Board (“APB”) Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Unfrequently Occurring Events and Transactions”. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. We do not expect that the adoption of SFAS No. 144 will have a material impact on our consolidated financial position, results of operations or cashflows.

In June 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which addresses accounting for restructuring and similar costs. SFAS 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. We will adopt the provisions of SFAS 146 for restructuring activities initiated after December 31, 2002. SFAS 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of our commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. This statement is effective for exit or disposal activities that are initiated after December 31, 2002 and the adoption is not expected to have an impact on our historical financial position, results of operations, or cash flows.

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

We have experienced operating losses since our inception. As of September 30, 2002, we had an accumulated deficit of $47.3 million. We expect to incur operating losses for the foreseeable future, and these losses may be substantial. Further, we expect our operating cash flows to be negative for the foreseeable future. Because we expect increased expenditures for product development and general and administrative expenses, and substantial increases in sales and marketing expenses, we will need to increase revenues significantly to achieve profitability and positive operating cash flows. Even if we do achieve profitability and positive operating cash flows, we may not be able to sustain or increase profitability or positive operating cash flows on a quarterly or annual basis.

If we are unable to comply with Nasdaq’s continued listing requirements, our common stock could be delisted from the Nasdaq SmallCap Market.

AltiGen’s common stock was transferred to the NASDAQ SmallCap Market at the opening of business on June 12, 2002 and was afforded the remainder of this market’s 180 calendar day grace period, or until August 26, 2002, to regain compliance with the minimum $1.00 bid price per share requirement, set forth in Marketplace Rule 4310(c)8(D). Pursuant to a letter from NASDAQ staff on August 27, 2002, we had not regained compliance in accordance with Marketplace Rule 4310(c)8(D). However, NASDAQ staff noted that we met the initial listing requirements for the NASDAQ SmallCap Market under Marketplace Rule 4310(c)2(A). Specifically, AltiGen qualified under such requirements by virtue of having at least $5,000,000 of stockholders’ equity. As of June 30, 2002, we had $14,670,080 in stockholders’ equity. Therefore, in accordance with Marketplace Rule 4310(c)8(D), we were provided an additional 180 calendar days, or until February 24, 2003, to regain compliance. If at any time before February 24, 2003, the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive trading days, NASDAQ staff will provide written notification that we comply with the rule. If compliance with this rule cannot be demonstrated by February 24, 2003, NASDAQ staff will provide written notification that our securities will be delisted. At that time, we may appeal NASDAQ staff’s determination to a Listing Qualification Panel.

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

Our annual revenue and operating results have and may continue to fluctuate due to the effects of general economic conditions in the United States and globally, and, in particular, market conditions in the telecommunications industry. In recent quarters, our operating results have been adversely affected as a result of the economic slowdown and reduced capital spending, particularly in the United States. We experienced a lower gross margin due to inventory write-downs needed to reflect the slowdown in telecommunications capital spending and general downturn in the U.S. economy. We are uncertain about the extent, severity, and length of the economic downturn. If the economic conditions in the United States and globally do not improve, or if we experience a worsening in the global economic slowdown, we may continue to experience material negative effects on our business, operating results, and financial condition.

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

We shipped our first products in July 1996. As a result of our limited operating history, we have limited financial data that you can use to evaluate our business. You must consider our prospects in light of the risks, expenses and challenges we might encounter because we are at an early stage of development in a new and rapidly evolving market. To address these risks and achieve profitability and increased sales levels, we must:

•	Establish and increase market acceptance of our technology, products and systems;

•	Expand our network of distributors, dealers and companies that buy our products in bulk, customize them for particular applications or customers, and resell them under their own names;

•	Introduce products and systems incorporating our technology and enhancements to our product applications on a timely basis;

•	Respond effectively to competitive pressures; and

•	Successfully market and support our products and systems.

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

Our quarterly and annual operating results have varied significantly in the past and will likely vary significantly in the future. A number of factors, many of which are beyond our control, may cause our operating results to vary, including:

•	Our sales cycle, which may vary substantially from customer to customer;

•	Unfavorable changes in the prices and delivery of the components we purchase;

•	The size and timing of orders for our products, which may vary depending on the season, and the contractual terms of those orders;

•	The size and timing of our expenses, including operating expenses and expenses of developing new products and product enhancements;

•	Deferrals of customer orders in anticipation of new products, services or product enhancements introduced by us or by our competitors; and

•	Our ability to attain and maintain production volumes and quality levels for our products.

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

We face competition from companies providing traditional private telephone systems. Our principal competitors that produce traditional private telephone systems are Avaya Communications, NEC and Nortel Networks. We also compete against providers of multifunction telecommunications systems, including Artisoft, Inc., Shoreline Communications, Inc., 3Com Corporation, and Cisco Systems, Inc., as well as any number of future competitors. Many of our competitors are substantially larger than we are and have significantly greater name recognition, financial, sales and marketing, technical, customer support, manufacturing and other resources. These competitors may also have more established distribution channels and stronger relationships with service providers. These competitors may be able to respond more rapidly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sale of their products. These competitors may enter our existing or future markets with solutions that may be less expensive, provide higher performance or additional features or be introduced earlier than our solutions. We also expect that other companies may enter our market with better products and technologies. If any technology that is competing with ours is more reliable, faster, less expensive or has other advantages over our technology, then the demand for our products and services could decrease and harm our business.

We expect our competitors to continue to improve the performance of their current products and introduce new products or new technologies. If our competitors successfully introduce new products or enhance their existing products, this could reduce the sales or market acceptance of our products and services, increase price competition or make our products obsolete. To be competitive, we must continue to invest significant resources in research and development, sales and marketing and customer support. We may not have sufficient resources to make these investments or to make the technological advances necessary to be competitive, which in turn will cause our business to suffer. A description of our principal competitors and the competitive nature of our market are discussed in greater detail in “Business—Competition.”

Losing any of our key distributors would harm our business. We also need to establish and maintain relationships with additional distributors and original equipment manufacturers.

Sales through our three key distributors, Altisys, Ingram Micro Inc. and Synnex, accounted for 84% of our net revenues in the fiscal year ended September 30, 2002. Our business and operating results will suffer if any one of these distributors does not continue distributing our products, fails to distribute the volume of our products that it currently distributes or fails to expand our customer base. We also need to establish and maintain relationships with additional distributors and original equipment manufacturers. We may not be able to establish, or successfully manage, relationships with additional distribution partners. In addition, our agreements with distributors typically provide for termination by either party upon written notice to the other party. For example, our agreement with Ingram Micro provides for termination, with or without cause, by either party upon 30 days’ written notice to the other party, or upon insolvency or bankruptcy. Generally, these agreements are non-exclusive and distributors sell products that compete with ours. If we fail to establish or maintain relationships with distributors and original equipment manufacturers, our ability to increase or maintain our sales and our customer base will be substantially harmed.

We sell our products through dealers and distributors, which limits our ability to control the timing of our sales, and this makes it more difficult to predict our revenues.

We do not recognize revenue from the sale of our products to our distributors until these products are sold to either resellers or end-users. We have little control over the timing of product sales to dealers and end users. Our lack of control over the revenue which we recognize from our distributors’ sales to resellers and end-users limits our ability to predict revenue for any given period. Our budgets and commitments that we have made for the future are based in part on our expectations of future sales. If our sales do not meet expectations, it will be difficult for us to reduce our expenses quickly, and consequently our operating results may suffer.

We rely on sole-sourced components and third-party technology and products; if these components are not available, our business may suffer.

We purchase technology from third parties that is incorporated into our products, including virtually all of our hardware products. We order sole-sourced components using purchase orders and do not have supply contracts for them. One sole-sourced component, a TI DSP chip, is particularly important to our business because it is included in virtually all of our hardware products. If we were unable to purchase an adequate supply of these sole-sourced components on a timely basis, we would be required to develop alternative solutions. This could entail qualifying an alternative source or redesigning our products based on different components. Our inability to obtain these sole-sourced components, especially the TI DSP chip, could significantly delay shipment of our products, which could have a negative effect on our business, financial condition and results of operations. See “Business—Manufacturing and Assembly.”

We rely on resellers to promote, sell, install and support our products, and their failure to do so may substantially reduce our sales and thus seriously harm our business.

We rely on resellers who can provide high quality sales and support services. As with our distributors, we compete with other telecommunications systems providers for our resellers’ business, as our resellers generally market competing products. If a reseller promotes a competitor’s products to the detriment of our products or otherwise fails to market our products and services effectively, we could lose market share. In addition, the loss of a key reseller or the failure of resellers to provide adequate customer service could cause our business to suffer. If we do not properly train our reseller to sell, install and service our products, our business will suffer.

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

On September 6, 2002, Vertical Networks, Inc. filed suit against AltiGen Communications, Inc. in United States District Court for the Northern District of California, Case No. C02 04253 (WHA), alleging infringement of Vertical Networks’ United States Patents Nos. 6,266,341; 6,289,025; 6,292,482; 6,389,009; and 6,396,849. On October 28, 2002, Vertical Networks amended its Complaint to add allegations of infringement of Patents Nos. 5,617,418 and 5,687,174. Vertical Networks filed a Second Amended Complaint on November 20, 2002 to identify the AltiGen products and/or activities that allegedly infringe the seven patents-in-suit. Vertical Networks seeks a judgment of patent infringement, damages, including treble damages for alleged willful infringement, and attorneys’ fees and costs. AltiGen filed an Answer and Counterclaims for Declaratory Relief on December 9, 2002. AltiGen believes it has strong defenses and arguments in this dispute and intends to vigorously litigate its position.

More generally, litigation related to these types of claims may require us to acquire licenses under third-party patents which may not be available on acceptable terms, if at all. We believe that an increasing portion of our revenues in the future will come from sales of software applications for our hardware products. The software market has traditionally experienced widespread unauthorized reproduction of products in violation of developers’ intellectual property rights. This activity is difficult to detect, and legal proceedings to enforce developers’ intellectual property rights are often burdensome and involve a high degree of uncertainty and substantial costs.

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

Although we have filed patent applications, we are not certain that our patent applications will result in the issuance of patents, or that any patents issued will provide commercially significant protection to our technology. In addition, others may independently develop substantially equivalent proprietary information not covered by patents to which we own rights, may obtain access to our know-how or may claim to have issued patents that prevent the sale of one or more of our products. Also, it may be possible for third parties to obtain and use our proprietary information without our authorization. Further, the laws of some countries, such as those in Japan, one of our target markets, may not adequately protect our intellectual property or may be uncertain. Our success also depends on trade secrets that cannot be patented and are difficult to protect. If we fail to protect our proprietary information effectively, or if third parties use our proprietary technology without authorization, our competitive position and business will suffer. A description of our dependence on proprietary technology is discussed in greater detail in “Business—Intellectual Property.”

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

If our products do not meet a country’s standards or we do not receive the certifications required by a country’s laws or regulations, then we may not be able to sell those products in that country. This may seriously harm our results of operation by reducing our sales or requiring us to invest significant resources to conform our products to these standards.

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

If we are unable to raise additional capital when needed, we may be unable to develop or enhance our products and services.

We may need to seek additional funding in the future. If we cannot raise funds on acceptable terms, we may be unable to develop or enhance our products and services, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. We may also be required to reduce operating costs through lay-offs or reduce our sales and marketing or research and development efforts. If we issue equity securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of our common stock.

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

For the fiscal year ended September 30, 2002, approximately 5.7% of our net revenues came from customers outside of the United States. We intend to expand our international sales and marketing efforts. Our efforts are subject to a variety of risks associated with conducting business internationally, any of which could seriously harm our business, financial condition and results of operations. These risks include:

•	tariffs, duties, price controls or other restrictions on foreign currencies or trade barriers, such as import or export licensing imposed by foreign countries, especially on technology;

•	potential adverse tax consequences, including restrictions on repatriation of earnings;

•	fluctuations in foreign currency exchange rates, which could make our products relatively more expensive in foreign markets; and

•	conflicting regulatory requirements in different countries that may require us to invest significant resources customizing our products for each country.

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

Based on volume or customer requirements, we may begin outsourcing some assembly and test functions. In addition, we may determine that we need to establish assembly and test operations overseas to better serve our international customers. Establishing overseas assembly and test operations may be more difficult or take longer than we anticipate. This outsourcing strategy involves certain risks, including the potential lack of adequate capacity and reduced control over delivery schedules, manufacturing yield, quality and costs. In the event that any significant subcontractor were to become unable or unwilling to continue to manufacture or test our products in the required volumes, we would have to identify and qualify acceptable replacements. Finding replacements could take time, and we cannot be sure that additional sources would be available to us on a timely basis. Any delay or increase in costs in the assembly and testing of products by third-party subcontractors could seriously harm our business, financial condition and results of operations. Our manufacturing and assembly operations are discussed in greater detail in “Business—Manufacturing and Assembly.”

Risks Related to the Industry

Integrated, multifunction telecommunications systems may not achieve widespread acceptance.

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

Item 7(a).    Quantitative and Qualitative Disclosures About Market Risk

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

Item 8.    Consolidated Financial Statements and Supplementary Data

The financial statements required by this item are incorporated by reference from Part IV Item 15(a) 1 and 2 hereof. The selected annual supplementary data is included as part of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

On June 20, 2002, we ended the engagement of Arthur Andersen LLP and retained Deloitte & Touche LLP as our independent auditors. At that time, we filed a Current Report on Form 8-K dated June 26, 2002, which was later updated by a Current Report on Form 8-K/A dated July 10, 2002. The text of the Form 8-K/A Report that we filed is as follows:

“This is an amendment to the Form 8-K filed by AltiGen Communications, Inc. on June 26, 2002.

On June 20, 2002, the Audit Committee of AltiGen Communications, Inc.’s (the “Company”) Board of Directors approved a change in the Company’s independent public accountants for the fiscal year ended September 30, 2002, from Arthur Andersen LLP to Deloitte & Touche LLP. The report of Arthur Andersen LLP for the fiscal years ended September 30, 2000 and 2001 contained no adverse opinions, disclaimer of opinion or qualification or modification as to uncertainty, audit scope or accounting principles. During the fiscal years ended September 30, 2000 and 2001, and the interim period from October 1, 2001 through June 20, 2002, there were no disagreements between the Company and Arthur Andersen LLP on any accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to the satisfaction of Arthur Andersen LLP, would have caused it to make reference to the subject matter of the disagreement in connection with its report. No event described in paragraph (a)(1)(v) of Item 304 of Regulation S-K has occurred within the Company’s fiscal years ending September 2000 and 2001, or the period from October 1, 2001 through June 20, 2002.

The Company has provided Arthur Andersen LLP with a copy of the foregoing disclosures and has requested a letter from them stating whether Arthur Andersen LLP agrees with such disclosures. On July 9, 2002, Arthur Andersen LLP informed the Company that they would not provide the requested letter, and further, that they would no longer provide similar letters to former clients.

The Company did not consult with Deloitte & Touche LLP during the fiscal years ended September 2000 and 2001, and the interim period from October 1, 2001 through June 20, 2002, with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, or any other matters or reportable events listed in paragraphs (a)(2)(i) and (ii) of Item 304 of Regulation S-K.”

PART III

Item 10.    Directors and Executive Officers of the Registrant

The information required by this section with respect to directors of AltiGen is incorporated by reference from the information in the section entitled: “Election of Directors” in the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on February 6, 2003 (the “Proxy Statement”). The information required by this section with respect to the executive officers of AltiGen is included in Part I of this Form 10-K under the section entitled “Executive Officers”.

The information required by this section with respect to any known late filing or failure by an insider to file a report required by Section 16 of the Exchange Act is incorporated by reference from the information in the section entitled: “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

Item 11.    Executive Compensation

The information required by this section is incorporated by reference from the information in the section entitled: “Executive Compensation and Other Matters” in the Company’s Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

The information required by this section is incorporated by reference from the information in the section entitled: “Security Ownership of Management; Principal Stockholders” in the Company’s Proxy Statement.

Item 13.    Certain Relationships and Related Transactions

The information required by this section is incorporated by reference from the information in the section entitled: “Certain Relationships and Related Transactions” in the Company’s Proxy Statement.

PART IV

Item 14.    Controls and Procedures

(a)    Evaluation of disclosure controls and procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934) as of a date (the “Evaluation Date”) within 90 days before the filing date of this annual report, believe that as of the Evaluation Date, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made known to them by others within the Company.

(b)    Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date.

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  The following documents are filed as a part of this Annual Report on Form 10-K.

1.    FINANCIAL STATEMENTS

2.    FINANCIAL STATEMENT SCHEDULES

The following financial statement schedule is submitted herewith:

Page
Schedule II Valuation and Qualifying Accounts	48

(All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.)

3.    EXHIBITS

The following exhibits are included in this Annual Report on Form 10-K (numbered in accordance with Item 601 of Regulation S-K):

Exhibit Number	Description

3.1*	Amended and Restated Certificate of Incorporation.

3.2	Second Amended and Restated Bylaws.

4.1	See Exhibit 3.1 and 3.2 for provisions defining the rights of holders of common stock.

4.2*	Specimen common stock certificates.

4.3*	Third Amended and Restated Rights Agreement dated May 7, 1999 by and among AltiGen Communications, Inc. and the Investors and Founder named therein.

10.1*	Form of Indemnification Agreement.

10.2*	1994 Stock Option Plan, as amended, and form of stock option agreement.

10.3*	1998 Stock Purchase Plan.

10.4	1999 Stock Option Plan, as amended, and form of stock option agreement.

10.5	1999 Employee Stock Purchase Plan, as amended, and form of subscription agreement.

10.6*	Sublease and Consent to Sublease Agreement: 47427 Fremont Boulevard, Fremont, California between Hitachi America, Ltd. and Phase Metrics, Inc. dated April 1, 1997.

10.7*	Sub-Sublease and Consents to Sub-Sublease: 47427 Fremont Boulevard, Fremont, California between Phase Metrics, Inc. and AltiGen Communications, Inc. dated December 11, 1998.

10.10*++	Distribution Agreement between Tech Data Product Management, Inc. and AltiGen Communications, Inc., dated July 21, 1997.

10.11*++	Distribution Agreement between TerraComSortium and AltiGen Communications, Inc., dated November 3, 1997.

Exhibit Number	Description

10.12*+	OEM Private Label License Agreement between Renaissance Network Technology Corporation and AltiGen Communications, Inc., dated May 1998.

10.13*	Services Agreement between Sumitronics, Inc. and AltiGen Communications, Inc., dated June 2, 1998 and related Commission Agreement dated March 1999.

10.14*++	Distribution Agreement between Ingram Micro Inc. and AltiGen Communications, Inc. dated June 12, 1998.

10.15*	Contract Purchase Agreement between RadiSys Corporation and AltiGen Communications Inc., dated July 31, 1998.

10.16*	Software License and Binary Distribution Agreement between Lucent Technologies Inc. and AltiGen Communications, Inc., dated as of September 23, 1998.

10.17*	Consulting and Development Agreement between Sollecon, Inc. and AltiGen Communications, Ltd., dated as of October 27, 1998.

10.18*	Employment Agreement by and between the Registrant and Tricia Chu, dated April 26, 1999.

10.19*	Employment Agreement by and between the Registrant and Philip McDermott, dated June 8, 1999.

10.20*	Compaq Solutions Alliance Agreement between Compaq Computer Corporation and AltiGen Communications, Inc., dated as of January 18, 1999.

10.21*	Memorandum of Understanding between Hewlett-Packard Covision Internet Solutions Program and AltiGen Communications, Inc., dated as of November 9, 1998.

10.22*+	Original Equipment Manufacture Private Label Agreement between Nitsuko Corporation and AltiGen Communications, Inc., dated as of February 2, 1999.

10.23*++	Joint Development Agreement between Nitsuko Corporation, Sumisho Electronics Co., Ltd. and AltiGen Communications, Inc., dated as of July 14, 1998.

10.24	Promissory Note by and between the Registrant and Gilbert Hu, dated January 2001.

10.25	First Amended Promissory Note by and between the Registrant and Gilbert Hu, dated September 17, 2001.

21.1*	Subsidiaries of the Registrant.

23.1	Consent of Independent Public Accountants.

24.1	Power of Attorney (included on signature page).

99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to exhibit filed with the Registrant’s Registration Statement on Form S-1 (No. 333-80037) declared effective on October 4, 1999.
+	Confidential treatment has been granted for certain portions of this exhibit.
++	Confidential treatment was granted for certain portions of this exhibit and a request for extension of confidential treatment has been submitted to the Commission.

b)  Reports on Form 8-K

The Company filed a report on Form 8-K with the Securities and Exchange Commission on June 26, 2002 announcing a change in the Company’s independent public accountants for the fiscal year ended September 30, 2002, from Arthur Andersen LLP to Deloitte & Touche LLP. An amended 8-K/A was filed on July 10, 2002.

c)  Exhibits

See Item 15(a)(3) above.

INDEPENDENT AUDITORS’ REPORT

To The Board of Directors and Stockholders of
AltiGen Communications, Inc.:

We have audited the accompanying consolidated balance sheet of AltiGen Communications, Inc. and subsidiaries (“the Company”) as of September 30, 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. Our audit also included the consolidated financial statement schedule for the year ended September 30, 2002 listed in the Index at Item 15(a)(2). These consolidated financial statements and schedule are the responsibility of the Company management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audit. The consolidated financial statements of the Company for the years ended September 30, 2001 and 2000 were audited by other auditors who have ceased operations. Those auditors expressed in their report dated November 13, 2001 an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of AltiGen Communications, Inc. and subsidiaries as of September 30, 2002, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the consolidated financial statements schedule for the year ended September 30, 2002 listed in Item 15(a)(2), when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/    DELOITTE & TOUCHE LLP

San Jose, California
November 8, 2002
(December 27, 2002 as to Note 9)

SUPPLEMENTAL REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of AltiGen Communications, Inc.:

We have audited the accompanying consolidated balance sheets of AltiGen Communications, Inc. (a Delaware corporation) and its subsidiary as of September 30, 2001 and 2000, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended September 30, 2001. These consolidated financial statements and the schedule referred to below are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed under Item 14(a)2 is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not a part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/    ARTHUR ANDERSEN LLP (1)

San Jose, California
November 13, 2001

1. This report is a copy of the previously issued report covering fiscal years 2001 and 2000. The predecessor auditor has not reissued its report.

ALTIGEN COMMUNICATIONS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30,
	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$7,210	$11,900
Short-term investments	4,938	5,628
Accounts receivable, net of allowances of $227 and $403 in 2002 and 2001, respectively	1,656	1,274
Inventories	1,263	2,543
Prepaid expenses and other current assets	213	217
Promissory note to officer/stockholder (Notes 3 and 9)	343	723

Total current assets	15,623	22,285

Property and equipment:
Furniture and equipment	2,033	1,945
Computer software	922	913

	2,955	2,858
Less: Accumulated depreciation	(2,320)	(1,733)

Net property and equipment	635	1,125

Other non-current assets:
Long-term investments	195	398
Long-term deposit	53	53

Total other non-current assets	248	451

Total assets	$16,506	$23,861

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$538	$468
Accrued liabilities:
Payroll and related benefits	316	278
Warranty	590	523
Marketing	436	409
Other	850	574
Deferred revenue	405	799

Total current liabilities	3,135	3,051

Commitments and contingencies (Note 4)

Stockholders’ equity:
Convertible preferred stock, $0.001 par value; Authorized—5,000,000 shares; Outstanding—none at September 30, 2002 and 2001, respectively	—	—
Common stock, $0.001 par value; Authorized—50,000,000 shares; Outstanding—14,543,606 and 13,772,488 shares at September 30, 2002 and 2001, respectively	14	14
Additional paid-in capital	61,740	61,593
Deferred stock compensation	(55)	(455)
Accumulated deficit	(47,314)	(40,237)
Treasury stock at cost—1,063,895 and 114,900 shares at September 30, 2002 and 2001, respectively	(1,014)	(105)

Total stockholders’ equity	13,371	20,810

Total liabilities and stockholders’ equity	$16,506	$23,861

The accompanying notes are an integral part of these consolidated financial statements.

ALTIGEN COMMUNICATIONS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Fiscal Year Ended September 30,
	2002	2001	2000
Revenues, net	$9,896	$9,632	$12,410
Cost of revenues	4,571	7,346	5,747

Gross profit	5,325	2,286	6,663

Operating expenses:
Research and development	4,071	4,847	4,334
Sales and marketing	5,857	9,738	9,691
General and administrative	2,217	2,820	3,092
Amortization of deferred stock compensation (Note 7)	338	793	466

Total operating expenses	12,483	18,198	17,583

Loss from operations	(7,158)	(15,912)	(10,920)
Interest and other income, net	81	1,222	2,094

Net loss	$(7,077)	$(14,690)	$(8,826)

Basic and diluted net loss per share	$(0.53)	$(1.07)	$(0.66)

Weighted average shares used in computing basic and diluted net loss per share	13,371	13,666	13,287

The accompanying notes are an integral part of these consolidated financial statements.

ALTIGEN COMMUNICATIONS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Deferred Stock Compensation	Accumulated Deficit	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
BALANCE, SEPTEMBER 30, 1999	8,146,156	$8	1,503,633	$2	$29,010	$(2,958)	$(16,721)	$—	$9,341
Issuance of common stock in connection with initial public offering, net of issuance cost	—	—	3,737,500	4	33,249	—	—	—	33,253
Conversion of preferred stock into common stock	(8,146,156)	(8)	8,146,156	8	—	—	—	—	—
Exercise of stock options	—	—	97,391	—	64	—	—	—	64
Issuance of common stock in connection with Employee Stock Purchase Plan	—	—	22,482	—	169	—	—	—	169
Issuance of stock options to consultants	—	—	—	—	26	—	—	—	26
Amortization of deferred stock compensation	—	—	—	—	—	466	—	—	466
Cancellation of employee stock options	—	—	—	—	(1,150)	1,150	—	—	—
Net loss	—	—	—	—	—	—	(8,826)	—	(8,826)

BALANCE, SEPTEMBER 30, 2000	—	—	13,507,162	14	61,368	(1,342)	(25,547)	—	34,493
Exercise of stock options	—	—	61,186	—	20	—	—	—	20
Issuance of common stock in connection with Employee Stock Purchase Plan	—	—	204,140	—	299	—	—	—	299
Purchase of treasury stock	—	—	—	—	—	—	—	(105)	(105)
Amortization of deferred stock compensation	—	—	—	—	—	793	—	—	793
Cancellation of employee stock options	—	—	—	—	(94)	94	—	—	—
Net loss	—	—	—	—	—	—	(14,690)	—	(14,690)

BALANCE, SEPTEMBER 30, 2001	—	—	13,772,488	14	61,593	(455)	(40,231)	(105)	20,810
Exercise of stock options	—	—	624,197	—	111	—	—	—	111
Issuance of common stock in connection with Employee Stock Purchase Plan	—	—	146,921	—	98	—	—	—	98
Purchase of treasury stock	—	—	—	—	—	—	—	(909)	(909)
Amortization of deferred stock compensation	—	—	—	—	—	338	—	—	338
Cancellation of employee stock options	—	—	—	—	(62)	62	—	—	—
Net loss	—	—	—	—	—	—	(7,077)	—	(7,077)

BALANCE, SEPTEMBER 30, 2002	—	$—	14,543,606	$14	$61,740	$(55)	$(47,314)	$(1,014)	$13,371

The accompanying notes are an integral part of these consolidated financial statements.

ALTIGEN COMMUNICATIONS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended September 30,
	2002	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,077)	$(14,690)	$(8,826)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	587	636	495
Amortization of deferred stock compensation	338	793	466
Issuance of stock options to consultants	—	—	26
Provision for excess and obsolete inventories	—	3,149	266
Loss in investment valuation	203	—	—
Changes in operating assets and liabilities
Accounts receivable	(382)	767	(357)
Inventories	1,280	(1,424)	(2,333)
Prepaid expenses and other current assets	4	89	134
Accounts payable	70	(637)	(381)
Accrued liabilities	408	(653)	1,172
Deferred revenue	(394)	189	16

Net cash used in operating activities	(4,963)	(11,781)	(9,322)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of long-term investments	—	—	(906)
Purchases of short-term investments	(20,849)	—	(14,082)
Proceeds from sale of short-term investments	21,539	8,454	—
Proceeds from sale of long-term investments	—	508	—
Purchases of property and equipment	(97)	(913)	(429)

Net cash provided by (used in) investing activities	593	8,049	(15,417)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuances of common stock, net of issuance costs	209	319	34,946
Promissory note to officer/stockholder	380	277	(1,000)
Purchase of treasury stock	(909)	(105)	—

Net cash (used in) provided by financing activities	(320)	491	33,946

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(4,690)	(3,241)	9,207
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	11,900	15,141	5,934

CASH AND CASH EQUIVALENTS, END OF YEAR	$7,210	$11,900	$15,141

The accompanying notes are an integral part of these consolidated financial statements.

ALTIGEN COMMUNICATIONS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    ORGANIZATION OF THE COMPANY:

AltiGen Communications, Inc. (the “Company”) designs, manufactures and markets next generation, time-tested IP phone systems and contact centers that use both the Internet and the public telephone network to take advantage of the convergence of voice and data communications. The Company is subject to the risks associated with early stage technology companies. These risks include, but are not limited to: history of losses; limited operating history; dependence on a small number of key employees; customers and suppliers; competition from larger, more established companies; the continued need for additional financing, and the impact of rapid technological changes and changes in customer demand/requirements. There is no assurance that the Company’s efforts will be successful.

The terms “we”, “our” and “us” in the following notes to consolidated financial statements refer to the Company.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation

The Company’s consolidated financial statements reflect the operations of the Company and its wholly-owned subsidiary. The subsidiary is located in Shanghai, China and was incorporated in November 1998. As of September 30 2002, the Company had approximately $52,000 in long lived assets in China. All significant intercompany transactions and balances have been eliminated. The Company’s fiscal year end is September 30. Unless otherwise stated, all references to 2002, 2001, and 2000 refer to the twelve months ended September 30 of that year.

Reclassifications

Certain prior year balances have been reclassified to conform to the current year presentation. The Promissory Note to the Company’s officer, director and stockholder in the amount of approximately $723,000 as of September 30, 2001 was reclassified to current assets in the consolidated balance sheet for fiscal year 2002 (see Note 3 Promissory Note to Officer, Director and Stockholder).

Use of Estimates in Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Key estimates include provisions for excess and obsolete inventories, warranty, doubtful account reserve, valuation on tax assets. Actual results could differ from those estimates.

Concentration of Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of trade receivables. The Company performs ongoing credit evaluations of its customers’ financial condition and requires letters of credit whenever deemed necessary to help reduce its credit risk. Additionally, the Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends related to past losses and other information. As of September 30, 2002 and 2001, approximately 80% and 71%, respectively, of accounts receivable were concentrated with three distributors.

ALTIGEN COMMUNICATIONS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s purchases are concentrated with three suppliers and certain key components “chips” of the Company’s products are sole sourced. For fiscal years 2002 and 2001 these three suppliers provided 69% and 56%, respectively, of all raw materials purchased. Loss of one of these suppliers could adversely impact the Company’s operations.

Cash and Cash Equivalents and Short-term Investments

The Company considers all highly liquid investments with an original maturity of three months or less from the date of purchase to be cash equivalents. Short-term investments are in highly liquid financial instruments with original maturities greater than three months but less than one year and are classified as “available-for-sale” investments. Investments are reported at their fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity. As of September 30, 2002, the Company’s cash and cash equivalents consisted of commercial paper and cash deposited in checking and money market accounts. For fiscal years 2002, 2001, and 2000, the Company did not make any cash payments for interest or income taxes.

Inventories

Inventories (which include costs associated with components assembled by third-party assembly manufacturers, as well as internal labor and allocable overhead) are stated at the lower of cost (first-in, first-out method) or market. Provisions, when required, are made to reduce excess and obsolete inventories to their estimated net realizable values. We regularly monitor inventory quantities on hand and record a provision for excess and obsolete inventories based primarily on our estimated forecast of product demand and production requirements for the next six months. In the prior year, demand for our products was adversely affected by economic conditionsand reduced telecommunications spending, particularly in the United States. Consequently, provisions for excess and obsolete inventory in the amounts of $3.1 million were recorded during the years ended September 30 2001. The Company did not record any additional provision for excess and obsolete inventories for fiscal year 2002. The components of inventories include (in thousands):

	September 30,
	2002	2001
Raw materials	$455	$1,322
Work-in-progress	80	79
Finished goods	728	1,142

	$1,263	$2,543

Property and Equipment

Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which is three years. Depreciation expense for fiscal years 2002, 2001, and 2000, was approximately $587,000, $636,000, and $495,000, respectively. All repairs and maintenance costs are expensed as incurred.

Long-Term Investments

As of September 30, 2002, the Company held an investment of common stock of a China based telecommunication company, accounted for using the cost method. In September 2002, the Company determined that the investment declined in fair value on an other than temporary basis based on a number of factors

ALTIGEN COMMUNICATIONS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

including general market and industry conditions and the financial condition of and business outlook for the company. Accordingly, the Company wrote-down the investment by $203,000 and recorded as other income (expense) in the accompanying consolidated statement of operations for the year ended September 30, 2002.

Software Development Costs

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed,” the Company capitalizes eligible computer software development costs upon the establishment of technological feasibility, which it has defined as completion of a working model. The amount of costs eligible for capitalization, after consideration of factors such as realizable value, were not material and, accordingly, all software development costs have been charged to research and development expense in the accompanying consolidated statements of operations.

Stock-Based Compensation

The Company has adopted the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” which establishes a fair value method of accounting for stock-based compensation plans. As allowed under the provisions of SFAS No. 123, the Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its employee stock option plans (see Note 6 for a discussion of compensation cost recorded related to certain employee stock options granted). The Company follows the provisions of SFAS No. 123 for options granted to consultants and non-employees.

Revenue Recognition

The Company accounts for the recognition of revenues in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition”. Revenues consist of sales to end-users, including dealers, and to distributors. Revenues from sales to end-users are recognized upon shipment, when risk of loss has passed to the customer, collection of the receivable is reasonably assured, persuasive evidence of an arrangement exits, and the price is fixed and determinable. The Company provides for estimated sales returns and allowances and warranty costs related to such sales at the time of shipment. Net revenues consist of product revenues reduced by estimated sales returns and allowances. Sales to distributors are made under terms allowing certain rights of return and protection against subsequent price declines on the Company’s products held by its distributors. Upon termination, any unsold products may be returned by the distributor for a full refund. These agreements may be canceled by either party based on a specified notice. As a result of the above provisions, the Company defers recognition of revenues and the proportionate costs of revenues derived from sales to distributors until such distributors resell the Company’s products to their customers. The amounts deferred as a result of this policy are reflected as “deferred revenue” in the accompanying consolidated balance sheets.

Software components are generally not sold separately from the Company’s hardware components. Software revenues consist of license revenues that are recognized upon the delivery of application products. The Company provides limited post-contract customer support (“PCS”), consisting primarily of technically support and “bug” fixes. In accordance with SOP 97-2, revenue earned on software arrangements involving multiple elements is allocated to each element based upon the relative fair values of the elements. Although the Company provides PCS, the revenue allocated to this element is recognized together with the initial licensing fee on delivery of the software because: (1) the PCS fee is included with the initial licensing fee; (2) the PCS included with the initial license fee is for one year or less; (3) the estimated cost of providing PCS during the arrangement is insignificant; and (4) unspecified upgrades/enhancements offered for minimal or no cost during PCS

ALTIGEN COMMUNICATIONS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

arrangements historically have been and are expected to continue to be minimal and infrequent. All estimated costs of providing the services, including upgrades/enhancements are accrued for at the time of delivery.

For fiscal years 2002 and 2001, the following customers accounted for approximately 84% and 90% of net revenues, respectively:

	Fiscal Year Ended September 30,
	2002	2001
AltiSys	27%	26%
Ingram Micro	25%	21%
Synnex	32%	43%

Revenues derived from sales to customers outside of the United States, primarily in China, South Korea and Taiwan, accounted for approximately 6% and 2% of the Company’s net revenues for fiscal years 2002 and 2001, respectively.

Computation of Basic and Diluted Net Loss Per Share

Historical net loss per share has been calculated under SFAS No. 128, “Earnings per Share.” SFAS No. 128 requires companies to compute earnings per share under two methods (basic and diluted). Basic net loss per share is calculated by dividing net loss by the weighted average shares of common stock outstanding during the period. Basic and diluted net loss per share numbers are identical as potential common shares resulting from the exercise of stock options are antidilutive. The Company evaluated the requirements of the SEC Staff Accounting Bulletin No. 98 (“SAB No. 98”), and concluded that there are no nominal issuances of common stock or potential common stock which would be required to be shown as outstanding for all periods presented herein as outlined in SAB No. 98.

Comprehensive Income

Comprehensive loss for the Company consists of net loss plus the effect of foreign currency translation adjustments and other unrealized gains and losses, which are not material for each of the three years ended September 30, 2002. Accordingly, comprehensive loss closely approximates actual net loss. The Company’s other comprehensive income is immaterial for all periods presented.

Segment Reporting

The Company is organized and operates as one operating segment. The Company operates primarily in one geographic area, the United States.

Recent Accounting Pronouncements

In July 2001, FASB issued SFAS No.’s 141 and 142, “Business Combinations” and “Goodwill and Other Intangibles”. SFAS No. 141 require all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill is subject to at least an annual assessment for impairment applying a fair-value based test. Additionally, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer’s intent to do so. The Company will follow

ALTIGEN COMMUNICATIONS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SFAS No. 141 for any future business acquisitions. The Company adopted SFAS No. 142 on October 1, 2001 and this adoption did not have a material impact on its consolidated financial position or results of operations.

In October 2001, the FASB issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 establishes one accounting model to be used for long-lived assets to be disposed of by sale, and broadens the presentation of discontinued operations to include more disposal operations. SFAS No. 144 supersedes both SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of”, and the accounting and the reporting provisions of Accounting Principles Board (“APB”) Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Unfrequently Occurring Events and Transactions”. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company does not expect the adoption of SFAS No. 144 will have a material impact on its consolidated financial position, results of operations or cashflows.

In June 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which addresses accounting for restructuring and similar costs. SFAS 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. The Company will adopt the provisions of SFAS 146 for restructuring activities initiated after December 31, 2002. SFAS 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of our commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. This statement is effective for exit or disposal activities that are initiated after December 31, 2002 and the adoption is not expected to have an impact on our historical financial position, results of operations or cashflows.

3.    PROMISSORY NOTE TO OFFICER, DIRECTOR AND STOCKHOLDER:

On August 31, 2000, the Company granted a $1 million loan to Gilbert Hu, its Chief Executive Officer, director and significant stockholder in exchange for a secured promissory note with a one-year term, bearing interest at 6.88% (“Prior Note”). During fiscal 2001, the Company collected approximately $277,000 of payment against the Prior Note.

On September 17, 2001, the Company entered into a new note (“Promissory Note”), replacing the Prior Note, for the then unpaid principal amount of $800,000. The Promissory Note is full recourse and is secured by a security interest in the borrower’s personal assets. The Promissory Note requires two principal payments of $400,000 each, due on September 30, 2001 and 2002, respectively, with interest of 6.125% per annum due monthly. During fiscal 2002, approximately $380,000 was collected against the Promissory Note.

4.    COMMITMENTS AND CONTINGENCIES:

Commitments

The Company leases its facilities under various operating lease agreements expiring on various dates through January 2004. Rent expense for all operating leases totaled approximately $756,000, $671,000, and $402,000 for fiscal years 2002, 2001, and 2000, respectively. Minimum future lease payments under all noncancellable operating leases as of September 30, 2002 are as follows (in thousands):

Fiscal Year
2003	$793
2004	131

$924

ALTIGEN COMMUNICATIONS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Contingencies

We may become party to litigation in the normal course of our business. Litigation in general, and intellectual property and securities litigation in particular, can be expensive and disruptive to normal business operations. Moreover, the results of complex litigation are difficult to predict.

On September 6, 2002, Vertical Networks, Inc. filed suit against AltiGen Communications, Inc. in United States District Court for the Northern District of California, Case No. C02 04253 (WHA), alleging infringement of Vertical Networks’ United States Patents Nos. 6,266,341; 6,289,025; 6,292,482; 6,389,009; and 6,396,849. On October 28, 2002, Vertical Networks amended its Complaint to add allegations of infringement of Patents Nos. 5,617,418 and 5,687,174. Vertical Networks filed a Second Amended Complaint on November 20, 2002 to identify the AltiGen products and/or activities that allegedly infringe the seven patents-in-suit. Vertical Networks seeks a judgment of patent infringement, damages, including treble damages for alleged willful infringement, and attorneys’ fees and costs. AltiGen filed an Answer and Counterclaims for Declaratory Relief on December 9, 2002. AltiGen believes it has strong defenses and arguments in this dispute and intends to vigorously litigate its position.

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

6.    CAPITAL STOCK:

Common Stock

The Company is authorized to issue 50,000,000 shares of common stock. At September 30, 2002, the Company had reserved the following shares of common stock for future issuance:

1994 Stock Option Plan	739,255
1999 Employee Stock Purchase Plan	471,513
1999 Stock Option Plan	3,572,400

4,783,168

Stock Option Plans

In October 1994, the Company adopted the 1994 Stock Option Plan (the “1994 Plan”) and authorized the issuance of 2,096,246 shares to employees, directors, and consultants. During fiscal 1999, the Company adopted the 1999 Stock Option Plan (the “1999 Plan”) and authorized the issuance of 2,096,247 shares to employees, directors and consultants. The number of share will be increased on the first day of the Company’s fiscal year equal to the lessor of (i) 1,796,783 shares or (ii) 5% of the outstanding shares on that date or (iii) a lesser amount as determined by the Board of Directors. Under the Plans, the Board of Directors may grant incentive and nonqualified stock options to employees, directors and consultants of the Company. The exercise price per share for an incentive stock option cannot be less than 100% of the fair market value, as determined by the Board of Directors, on the date of grant. The exercise price per share for a nonqualified stock option cannot be less than 85% of the fair market value, as determined by the Board of Directors, on the date of grant. Also, the exercise price of options granted to a greater than 10% stockholder may not be less than 110% of the fair market value on

ALTIGEN COMMUNICATIONS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the date of grant. The value of common stock subject to incentive stock options that become exercisable by any one employee in any calendar year may not exceed $100,000. Options under these Plan generally vest over a four-year period and generally expire ten years after the date of grant.

Option activity under the 1994 and 1999 Plans (“the Plans”) was as follows:

	Options available for grant	Options outstanding and exercisable	Weighted Average Exercise Price
Balance as of September 30, 1999	3,124,144	1,722,850	$2.51
Authorized for grant	482,489
Granted	(2,053,743)	2,053,743	10.07
Exercised		(97,390)	0.66
Canceled	492,859	(492,859)	9.33

Balance as of September 30, 2000	2,045,749	3,186,344	$6.40
Authorized for grant	675,358
Granted	(2,199,000)	2,199,000	1.44
Exercised		(61,186)	0.31
Canceled	1,191,108	(1,191,108)	6.06

Balance as of September 30, 2001	1,713,215	4,133,050	$3.96
Authorized for grant	688,624
Granted	(531,155)	531,155	0.88
Exercised		(624,197)	0.18
Canceled	494,237	(494,237)	4.34

Balance as of September 30, 2002	2,364,921	3,545,771	$4.10

Exercisable at September 30, 2000		937,331	$1.35
Exercisable at September 30, 2001		1,529,921	$4.19

The following table summarizes information concerning outstanding and exercisable options at September 30, 2001:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.00 – $ 2.30	2,315,049	8.1	$1.14	1,165,671	$1.12
2.31 – 4.60	130,038	6.6	3.97	110,169	3.97
4.61 – 6.90	40,000	7.8	6.00	23,333	6.00
6.91 – 9.20	312,216	7.5	7.99	189,281	7.99
9.21 – 11.50	511,551	7.0	11.34	365,486	11.34
11.51 – 13.80	235,417	7.0	12.00	175,587	11.96
13.81 – 16.10	1,500	7.2	14.50	906	14.50

	3,545,771	7.8	$4.10	2,030,433	$4.76

In connection with the issuance of certain stock options to employees in fiscal years 1999 and 1998, the Company has recorded deferred stock compensation in the aggregate amount of approximately $3,892,000, representing the difference between the deemed fair value of the Company’s common stock and the exercise price of stock options at the date of grant. The aggregate deferred stock compensation charge was reduced during fiscal year 2002 and 2001 by approximately $62,000 and $94,000, respectively due to the cancellations of

ALTIGEN COMMUNICATIONS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

approximately 19,000 and 129,000 options, respectively. The Company is amortizing the deferred stock compensation expense over the vesting period of four years. For fiscal year 2002, 2001, and 2000, amortization of deferred stock compensation expense was approximately $338,000, $793,000, and $466,000, respectively.

During fiscal year 2000, the Company issued nonqualified stock options to purchase 98,000 shares of common stock at exercise prices ranging from $5.88 to $6.00 per share to various consultants. The options vest over 4 years and expire 10 years from the date of grant. The deemed fair value at September 30, 2000 was $3.57 per share. The Company has recognized compensation expense for approximately $26,000 during fiscal 2001 and 2000, which was estimated using the Black-Scholes model. This expense was included in research and development expenses in the accompanying consolidated statement of operations. No stock options were issued to consultants during fiscal 2002.

1999 Employee Stock Purchase Plan

Under the 1999 Employee Stock Purchase Plan (the “1999 Purchase Plan”), 471,513 shares of common stock are reserved for issuance at September 30, 2002 to eligible employees at a price of 85% of the lower of the fair market value of the common stock on the first day of the offering period or a specified exercise date (last trading day in April or October). The number of reserved shares will be increased on the first day of each fiscal year by the lesser of (i) 598,928 shares, (ii) 2% of the outstanding shares on that date or (iii) a lesser amount determined by the Board of Directors. Participants under the 1999 Purchase Plan generally may not purchase shares on any exercise date to the extent that, immediately after the grant, the participant would own stock totaling 5% or more of the total combined voting power of all stock of the Company, or greater than $25,000 worth of stock in any calendar year. In addition, no more than 5,989 shares may be purchased by any participant during any offering period. In the event of a sale or merger of the Company, the Board may accelerate the exercise date of the current purchase period to a date prior to the change of control, or the acquiring company may assume or replace the outstanding purchase rights under the 1999 Purchase Plan. On October 1, 2001, the Company increased the number of shares reserved for the Employee Stock Purchase Plan in the amount of 275,449 shares. In fiscal year 2002, 146,921 shares were purchased by and distributed to employees at an average price of $0.67 per share.

Stock Repurchase Program

On April 24, 2001, the Company’s Board of Directors authorized a stock repurchase program to buy back the Company’s outstanding common stock in the open market. Under this repurchase program, the Company repurchased $909,490 and $105,009 during fiscal 2002 and 2001 respectively, of common stock.

Accounting For Stock-Based Compensation

The Company accounts for stock-based awards to employees under APB 25 and relation interpretations. Under APB 25, AltiGen generally recognizes no compensation expense with respect to such stock option awards. Had compensation expense been determined consistent with SFAS No. 123, the Company’s net loss and basic net loss per share would have been increased to the following pro forma amounts (in thousands, except per share data):

	Fiscal Year Ended September 30,
	2002	2001	2000
Net loss:
As reported	$(7,077)	$(14,689)	$(8,826)
Pro forma	(9,285)	(17,851)	(11,808)
Basic and diluted net loss per share:
As reported	$(0.53)	$(1.07)	$(0.66)
Pro forma	(0.69)	(1.31)	(0.89)

ALTIGEN COMMUNICATIONS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted-average fair value of options granted during fiscal years 2002, 2001 and 2000 was $0.71, $1.44 and $7.23 respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2002, 2001 and 2000: risk free interest rates ranging from 3.68%-6.65%; expected dividend yields of 0.0%; expected lives of 5 years; expected volatility of 80% to 109%.

The fair value of each ESPP grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2002, 2001 and 2000: risk free interest rates ranging from 1.76%-6.71%; expected dividend yields of 0.0%; expected lives of 6 months; expected volatility of 80% to 109%.

7.    DEFERRED STOCK COMPENSATION:

Amortization of deferred stock compensation relates to the following items in the accompanying consolidated statements of operations (in thousands):

	Fiscal Year Ended September 30,
	2002	2001	2000
Research and development	$143	$330	$203
Sales and marketing	104	262	169
General and administrative	91	201	94

	$338	$793	$466

8.    INCOME TAXES:

The Company accounts for income taxes pursuant to SFAS No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. The following is a summary of the significant components of the Company’s deferred tax asset (in thousands):

	September 30,
	2002	2001
Net operating loss carryforwards	$14,052	$11,389
Reserve and other cumulative temporary differences	2,567	2,590
Research and development credit carryforward	1,197	847
Net capitalized research and development expenses	658	659

	18,474	15,485
Valuation allowance	(18,474)	(15,485)

Net deferred tax asset	$—	$—

As of September 30, 2002, the Company had cumulative net operating loss carry forwards for federal and state income tax reporting purposes of approximately $38 million and $13 million, respectively, which expire on various dates from 2009 to 2021. Under current tax law, net operating loss carry forwards available in any given year may be limited upon the occurrence of certain events, including significant changes in ownership interest.

A valuation allowance has been recorded for the entire deferred tax asset as a result of uncertainties regarding realization of the asset, including limited operating history of the Company, lack of profitability to date

ALTIGEN COMMUNICATIONS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and uncertainty over future operating profitability and taxable income. As of September 30, 2002 and 2001 the Company had no significant deferred tax liabilities.

9.    SUBSEQUENT EVENT:

On December 27, 2002, the remaining balance on the Promissory Note was fully repaid (See Note 3 Promissory Note to Officer, Director and Stockholder).

10.    SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

The following is a summary of our unaudited quarterly financial results:

	Quarter Ended
	December 31,	March 31,	June 30,	September 30,
	(in thousands, except per share data)
2002:
Revenues, net	$1,770	$2,202	$2,765	$3,159
Gross profit (loss)	867	1,103	1,559	1,796
Net loss	(2,189)	(1,984)	(1,550)	(1,354)
Basic and diluted net loss per share	(0.16)	(0.15)	(0.12)	(0.10)

2001:
Revenues, net	$2,385	$2,910	$2,696	$1,641
Gross profit (loss)	1,192	1,207	24	(137)
Net loss	(2,462)	(3,216)	(5,001)	(4,011)
Basic and diluted net loss per share	(0.18)	(0.24)	(0.36)	(0.29)

ALTIGEN COMMUNICATIONS, INC. AND SUBSIDIARY

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Classification	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
	(in thousands)
Allowance for doubtful accounts:
Year ended September 30, 2002	$403	$(183)	$7	$227
Year ended September 30, 2001	$423	$161	$(181)	$403
Year ended September 30, 2000	$226	$197	$—	$423

Inventory reserve:
Year ended September 30, 2002	$3,596	$—	$(277)	$3,319
Year ended September 30, 2001	$500	$3,149	$(53)	$3,596
Year ended September 30, 2000	$234	$266	$—	$500

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Fremont, State of California, on the 30th day of December, 2002.

ALTIGEN COMMUNICATIONS, INC.

By:	/S/ GILBERT HU
Gilbert Hu President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Gilbert Hu and Philip McDermott, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/S/ GILBERT HU Gilbert Hu	Chief Executive Officer (principal executive officer) and Director	December 30, 2002

/S/ PHILIP MCDERMOTT Philip McDermott	Chief Financial Officer (principal financial and accounting officer)	December 30, 2002

/S/ WEN-HUANG CHANG Wen-Huang Chang	Director	December 30, 2002

/S/ THOMAS SHAO Thomas Shao	Director	December 30, 2002

/S/ KENNETH TAI Kenneth Tai	Director	December 30, 2002

/S/ RICHARD BLACK Richard Black	Director	December 30, 2002

CERTIFICATION

I, Gilbert Hu, certify that:

1.	I have reviewed this annual report on Form 10-K of AltiGen Communications, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 30, 2002

/S/ GILBERT HU
Gilbert Hu Chief Executive Officer

CERTIFICATION

I, Philip McDermott, certify that:

1.	I have reviewed this annual report on Form 10-K of AltiGen Communications, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 30, 2002

/S/ PHILIP MCDERMOTT
Philip McDermott Chief Financial Officer

AltiGen Communications, Inc.

Exhibit Index

Exhibit Number		Description

3.1*		Amended and Restated Certificate of Incorporation.

3.2		Second Amended and Restated Bylaws.

4.1		See Exhibit 3.1 and 3.2 for provisions defining the rights of holders of common stock.

4.2*		Specimen common stock certificates.

4.3*		Third Amended and Restated Rights Agreement dated May 7, 1999 by and among AltiGen Communications, Inc. and the Investors and Founder named therein.

10.1*		Form of Indemnification Agreement.

10.2*		1994 Stock Option Plan, as amended, and form of stock option agreement.

10.3*		1998 Stock Purchase Plan.

10.4		1999 Stock Option Plan, as amended, and form of stock option agreement.

10.5		1999 Employee Stock Purchase Plan, as amended, and form of subscription agreement.

10.6*		Sublease and Consent to Sublease Agreement: 47427 Fremont Boulevard, Fremont, California between Hitachi America, Ltd. and Phase Metrics, Inc. dated April 1, 1997.

10.7*		Sub-Sublease and Consents to Sub-Sublease: 47427 Fremont Boulevard, Fremont, California between Phase Metrics, Inc. and AltiGen Communications, Inc. dated December 11, 1998.

10.10	*++	Distribution Agreement between Tech Data Product Management, Inc. and AltiGen Communications, Inc., dated July 21, 1997.

10.11	*++	Distribution Agreement between TerraComSortium and AltiGen Communications, Inc., dated November 3, 1997.

10.12	*+	OEM Private Label License Agreement between Renaissance Network Technology Corporation and AltiGen Communications, Inc., dated May 1998.

10.13	*	Services Agreement between Sumitronics, Inc. and AltiGen Communications, Inc., dated June 2, 1998 and related Commission Agreement dated March 1999.

10.14	*++	Distribution Agreement between Ingram Micro Inc. and AltiGen Communications, Inc. dated June 12, 1998.

10.15	*	Contract Purchase Agreement between RadiSys Corporation and AltiGen Communications Inc., dated July 31, 1998.

10.16	*	Software License and Binary Distribution Agreement between Lucent Technologies Inc. and AltiGen Communications, Inc., dated as of September 23, 1998.

10.17	*	Consulting and Development Agreement between Sollecon, Inc. and AltiGen Communications, Ltd., dated as of October 27, 1998.

10.18	*	Employment Agreement by and between the Registrant and Tricia Chu, dated April 26, 1999.

10.19	*	Employment Agreement by and between the Registrant and Philip McDermott, dated June 8, 1999.

10.20	*	Compaq Solutions Alliance Agreement between Compaq Computer Corporation and AltiGen Communications, Inc., dated as of January 18, 1999.

10.21	*	Memorandum of Understanding between Hewlett-Packard Covision Internet Solutions Program and AltiGen Communications, Inc., dated as of November 9, 1998.

Exhibit Number		Description

10.22	*+	Original Equipment Manufacture Private Label Agreement between Nitsuko Corporation and AltiGen Communications, Inc., dated as of February 2, 1999.

10.23	*++	Joint Development Agreement between Nitsuko Corporation, Sumisho Electronics Co., Ltd. and AltiGen Communications, Inc., dated as of July 14, 1998.

10.24		Promissory Note by and between the Registrant and Gilbert Hu, dated January 2001.

10.25		First Amended Promissory Note by and between the Registrant and Gilbert Hu, dated September 17, 2001.

21.1*		Subsidiaries of the Registrant.

23.1		Consent of Independent Public Accountants.

24.1		Power of Attorney (included on signature page).

99.1		Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2		Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to exhibit filed with the Registrant’s Registration Statement on Form S-1 (No. 333-80037) declared effective on October 4, 1999.
+	Confidential treatment has been granted for certain portions of this exhibit.
++	Confidential treatment was granted for certain portions of this exhibit and a request for extension of confidential treatment has been submitted to the Commission.