Form 10-Q
period 2002-12-31
ALTIGEN COMMUNICATIONS INC
filed 2003-02-14
CIK 1003607

================================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


          FOR THE TRANSITION PERIOD FROM ____________ TO ____________


                        COMMISSION FILE NUMBER 000-27427


                          ALTIGEN COMMUNICATIONS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

        DELAWARE                                        94-3204299
(State of incorporation)                 (I.R.S. Employer Identification Number)


                             47427 FREMONT BOULEVARD
                                FREMONT, CA 94538
               (Address of principal executive office, Zip Code)

       Registrant's telephone number, including area code: (510) 252-9712
                                                           --------------

                           ---------------------------

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                               [X] Yes  [ ] No

       Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
                                               [ ] Yes  [X] No

       The number of shares of registrant's common stock outstanding as of February 10, 2003 was 13,543,580 shares.

================================================================================

                          ALTIGEN COMMUNICATIONS, INC.
                                   FORM 10-Q
                                     INDEX


                          PART I FINANCIAL INFORMATION


Item 1.       Unaudited Condensed Consolidated Financial Statements           3

              Unaudited Condensed Consolidated Balance Sheets as of
              December 31, 2002 and September 30, 2002                        3

              Unaudited Condensed Consolidated Statements of Operations
              for the Three Months Ended December 31, 2002 and 2001           4

              Unaudited Condensed Consolidated Statements of Cash Flows
              for the Three Months Ended December 31, 2002 and 2001           5

              Notes to Unaudited Condensed Consolidated Financial
              Statements                                                      6

Item 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                      11

Item 3.       Quantitative and Qualitative Disclosures about Market Risk     24

Item 4.       Controls and Procedures                                        24

                           PART II OTHER INFORMATION

Item 1.       Legal Proceedings                                              25

Item 2.       Changes in Securities and Use of Proceeds                      25

Item 6.       Exhibits and Reports on Form 8-K                               25

SIGNATURES                                                                   26

CERTIFICATIONS                                                               27


PART I.  FINANCIAL INFORMATION

ITEM 1.  UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                      ALTIGEN COMMUNICATIONS, INC. AND SUBSIDIARY
                                         CONDENSED CONSOLIDATED BALANCE SHEETS
                                                      (UNAUDITED)

                                  (in thousands, except share and per share amounts)


                                                                             DECEMBER 31,               SEPTEMBER 30,
                                                                                2002                        2002
                                                                           ---------------            ---------------
ASSETS
Current assets:
   Cash and cash equivalents.....................................          $         5,258            $         7,210
   Short-term investments........................................                    6,434                      4,938
   Accounts receivable, net of allowances of $189 and $227 at
       December 31, 2002 and September 30, 2002, respectively....                    1,530                      1,656
   Inventories ..................................................                    1,106                      1,263
   Prepaid expenses and other current assets.....................                      579                        213
   Promissory note from officer / stockholder (Note 3) ..........                       --                        343
                                                                           ---------------            ---------------
            Total current assets.................................                   14,907                     15,623
                                                                           ---------------            ---------------
Property and equipment:
   Furniture and equipment.......................................                    2,045                      2,033
   Computer software.............................................                      922                        922
                                                                           ---------------            ---------------
                                                                                     2,967                      2,955
   Less: Accumulated depreciation and amortization...............                   (2,445)                    (2,320)
                                                                           ---------------            ---------------
             Net property and equipment..........................                      522                        635
                                                                           ---------------            ---------------
Other non-current assets:
    Long-term investment.........................................                      195                        195
    Long-term deposit............................................                       --                         53
                                                                           ---------------            ---------------
             Total other non-current assets......................                      195                        248
                                                                           ---------------            ---------------
                        Total assets.............................          $        15,624            $        16,506
                                                                           ===============            ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable..............................................          $           647            $           538
   Accrued liabilities:
       Payroll and related benefits..............................                      281                        316
       Warranty (Note 4) ........................................                      625                        590
       Marketing.................................................                      431                        436
       Other.....................................................                      670                        850
   Deferred revenue..............................................                      541                        405
                                                                           ---------------            ---------------
            Total current liabilities............................                    3,195                      3,135
                                                                           ---------------            ---------------
Stockholders' equity:
   Convertible preferred stock, $0.001 par value; Authorized -
     5,000,000 shares; Outstanding none at December 31, 2002 and
     September 30, 2002, respectively ...........................                       --                         --
   Common stock, $0.001 par value; Authorized - 50,000,000 shares;
     Outstanding -  14,607,475 shares at December 31, 2002 and
     14,543,606 shares at September 30, 2002.....................                       14                         14
   Treasury stock at cost -  1,063,895  shares at December 31, 2002
     and September 30, 2002, respectively........................                   (1,014)                    (1,014)
   Additional paid-in capital....................................                   61,768                     61,740
   Deferred stock compensation...................................                      (41)                       (55)
   Accumulated other comprehensive gain..........................                        1                         --
   Accumulated deficit...........................................                  (48,299)                   (47,314)
                                                                           ---------------            ---------------
            Total stockholders' equity...........................                   12,429                     13,371
                                                                           ---------------            ---------------
                        Total liabilities and stockholders' equity         $        15,624            $        16,506
                                                                           ===============            ===============


The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                          3


                                 ALTIGEN COMMUNICATIONS, INC. AND SUBSIDIARY
                               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                 (UNAUDITED)

                                  (in thousands, except per share amounts)


                                                                           Three Months Ended December 31,
                                                                         ----------------------------------
                                                                             2002                 2001
                                                                         -------------        -------------
Revenues, net....................................................        $       2,890        $       1,770
Cost of revenues.................................................                1,330                  903
                                                                         -------------        -------------
Gross profit.....................................................                1,560                  867
                                                                         -------------        -------------
Operating expenses:
   Research and development......................................                  947                1,046
   Sales and marketing...........................................                1,264                1,445
   General and administrative....................................                  446                  571
   Deferred stock compensation  (Note 5) ........................                   13                   93
                                                                         -------------        -------------
      Total operating expenses...................................                2,670                3,155
                                                                         -------------        -------------
Loss from operations.............................................               (1,110)              (2,288)
Interest and other income, net...................................                  125                   98
                                                                         -------------        -------------

Net loss ........................................................        $        (985)       $      (2,190)
                                                                         ==============       ==============

   Basic and diluted net loss per share..........................        $       (0.07)       $       (0.16)
                                                                         ==============       ==============
   Shares used in computing basic
          and diluted net loss per share.........................               13,521               13,463
                                                                         ==============       ==============


      The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                     4


                                 ALTIGEN COMMUNICATIONS, INC. AND SUBSIDIARY
                               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (UNAUDITED)
                                               (in thousands)

                                                                                  Three Months Ended December 31,
                                                                                ----------------------------------
                                                                                    2002                  2001
                                                                                ------------         -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss.....................................................               $       (985)        $     (2,190)
    Adjustments to reconcile net loss to net cash used in operating activities................................................:
       Depreciation  and amortization............................                        127                  168
       Amortization of deferred stock compensation...............                         13                   93
    Changes in operating assets and liabilities
       Accounts receivable.......................................                        126                   45
       Inventories...............................................                        157                  285
       Prepaid expenses and other current assets.................                       (313)                (247)
       Accounts payable..........................................                        109                   63
       Accrued liabilities.......................................                       (185)                (145)
       Deferred revenue..........................................                        136                 (286)
                                                                                ------------         -------------
       Net cash used in operating activities.....................                       (815)              (2,214)
                                                                                ------------         ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchases of short-term investments.......................                     (6,446)              (8,644)
       Proceeds from sale and maturities of short-term investments                     4,950                3,399
       Purchases of property and equipment.......................                        (12)                 (23)
                                                                                ------------         ------------
       Net cash  used in investing activities ...................                     (1,508)              (5,268)
                                                                                -------------        ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from issuances of common stock ..................                         28                   73

       Purchase of treasury stock                                                         --                 (650)
       Collection  of promissory note from officer/stockholder                           343                  359
                                                                              --------------       --------------
       Net cash  provided by (used in) financing activities .....                        371                 (218)
                                                                              --------------       --------------
NET DECREASE IN CASH AND CASH EQUIVALENTS........................                     (1,952)              (7,700)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD...................                      7,210               11,900
                                                                              --------------       --------------
CASH AND CASH EQUIVALENTS, END OF PERIOD.........................             $        5,258       $        4,200
                                                                              ==============       ==============

NONCASH INVESTING  ACTIVITIES:
       Unrealized gain on short term investments ................             $            1                   --
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

The condensed consolidated balance sheet as of September 30, 2002 has been derived from the audited consolidated financial statements as of that date. Certain amounts from the prior period have been reclassified to conform to the current period presentation. Such reclassifications have no effect on net income as previously reported.

These financial statements should be read in conjunction with our audited consolidated financial statements for the fiscal year ended September 30, 2002, included in the Company's 2002 Annual Report on Form 10-K. Our results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

The Company considers all highly liquid investments with an original maturity of three months or less from the date of purchase to be cash equivalents. Short-term investments primarily consist of high-grade debt securities with original maturities greater than three months but less than one year and are classified as "available-for-sale" investments. As of December 31, 2002, the Company's cash and cash equivalents consisted of commercial paper and cash deposited in checking and money market accounts. For the first quarter of fiscal years 2003 and 2002, the Company did not make any cash payments for interest or income taxes.

INVENTORIES

Inventories (which include costs associated with components assembled by third party assembly manufacturers, as well as internal labor and allocable overhead) are stated at the lower of cost (first-in, first-out) or market. Provisions, when required, are made to write down excess and obsolete inventories to their estimated net realizable values. The components of inventories include (in thousands):

                                        December 31,    September 30,
                                            2002            2002
                                        ------------    -------------

   Raw materials......................  $        197    $         455
   Work-in-progress...................           165               80
   Finished goods.....................           744              728
                                        ------------    -------------
                                        $      1,106    $       1,263
                                        ============    =============

LONG-TERM INVESTMENT

As of December 31, 2002, the Company has an approximately $195,000 equity investment in a private China based telecommunications company, accounted for using the cost method. AltiGen's interest in the company is approximately 2% and AltiGen does not have the ability to exercise significant influence.

REVENUE RECOGNITION

The Company accounts for the recognition of revenues in accordance with Statement of Position ("SOP") 97-2, "Software Revenue Recognition". Revenues consist of sales to end-users, including dealers, and to distributors. Revenues from sales to end-users are recognized upon shipment, when risk of loss has passed to the customer, collection of the receivable is reasonably assured, persuasive evidence of an arrangement exits, and the price is fixed and determinable. The Company provides for estimated sales returns and allowances and warranty costs related to such sales at the time of shipment. Net revenues consist of product revenues reduced by estimated sales returns and allowances. Sales to distributors are made under terms allowing certain rights of return and protection against subsequent price declines on the Company's products held by its distributors. Upon termination, any unsold products may be returned by the distributor for a full refund. These agreements may be canceled by either party based on a specified notice. As a result of the above provisions, the Company defers recognition of revenues and the proportionate costs of revenues derived from sales to distributors until such distributors resell the Company's products to their customers. The amounts deferred as a result of this policy are reflected as "deferred revenue" in the accompanying consolidated balance sheets.

Software components are generally not sold separately from the Company's hardware components. Software revenues consist of license revenues that are recognized upon the delivery of application products. The Company provides limited post-contract customer support ("PCS"), consisting primarily of technical support and "bug" fixes. In accordance with SOP 97-2, revenue earned on software arrangements involving multiple elements is allocated to each element based upon the relative fair values of the elements. Although the Company provides PCS, the revenue allocated to this element is recognized together with the initial licensing fee on delivery of the software because: (1) the PCS fee is included with the initial licensing fee; (2) the PCS included with the initial license fee is for one year or less; (3) the estimated cost of providing PCS during the arrangement is insignificant; and (4) unspecified upgrades/enhancements offered for minimal or no cost during PCS arrangements historically have been and are expected to continue to be minimal and infrequent. All estimated costs of providing the services, including upgrades and enhancements are accrued for at the time of delivery.

COMPUTATION OF BASIC AND DILUTED NET LOSS PER SHARE

Historical net loss per share has been calculated under Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." SFAS No. 128 requires companies to compute earnings per share under two methods (basic and diluted). Basic net loss per share is calculated by dividing net loss by the weighted average shares of common stock outstanding during the period. Basic and diluted net loss per share numbers are the same, as potential common shares resulting from the exercise of stock options are antidilutive. Options to purchase 4,335,669 shares of common stock were outstanding at December 31, 2002.

COMPREHENSIVE INCOME

SFAS No. 130, "Reporting Comprehensive Income" establishes standards for reporting and presentation of comprehensive income. Comprehensive loss for the Company consists of net loss plus the effect of foreign currency translation adjustments and other unrealized gains and losses, which are not material for each of the three months ended December 31, 2002. Accordingly, comprehensive loss closely approximates actual net loss. The Company's other comprehensive income is immaterial for all periods presented.

SEGMENT REPORTING

The Company is organized and operates as one operating segment. The Company operates primarily in one geographic area, the United States.

Net revenue by geographic region based on customer location for the three month periods ended December 31, 2002 and 2001 were as follows:

                                               Three Months Ended
                                                  December 31,
                                   ------------------------------------------
                                          2002                     2001
                                   ------------------       -----------------
Net Revenue
     North America............                    95%                     96%
     International ...........                     5%                      4%
                                   ------------------       -----------------
                                                 100%                    100%
                                   ==================       ==================


Net revenue by certain customers individually that account for more than 10% of revenue for the three month periods ended December 31, 2002 and 2001 were as follows:

                                           Three Months Ended
                                              December 31,
                               -------------------------------------------
                                      2002                     2001
                               ------------------       ------------------
   Altisys.................                   22%                      27%
   Ingram Micro............                   22%                      22%
   Synnex..................                   42%                      38%
   Others..................                   14%                      13%
                               ------------------       ------------------
                                             100%                     100%
                               ==================       ==================


              All significant long-lived assets are located in the
                    United States for all periods presented.


Note 2. RECENT ACCOUNTING PRONOUNCEMENTS

In October 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 establishes one accounting model to be used for long-lived assets to be disposed of by sale, and broadens the presentation of discontinued operations to include more disposal operations. SFAS No. 144 supersedes both SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", and the accounting and the reporting provisions of Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Unfrequently Occurring Events and Transactions". Adoption of SFAS No. 144 did not impact consolidated financial position or results of operations.

In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities".The Company will adopt the provisions of SFAS 146 for restructuring activities initiated after December 31, 2002. SFAS 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" ("Statement 148"). Statement 148 amends Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("Statement 123") and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Statement 148 also amends the disclosure requirements of Statement 123 to require more prominent and frequent disclosures in financial statement about the effects of stock-based compensation. Adoption of the disclosure requirements of Statement 148 is not expected to materially impact our consolidated financial position or results of operations.

In November 2002, the FASB issued FASB interpretation number (FIN) 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", which elaborates on the disclosures to be made by guarantor in its interim and annual financial statements about its obligations under certain guarantees that it is issued. The impact for the Company is to disclose the accounting and methodology along with a tabular reconciliation of changes in the liability for our product warranty.

Note 3. PROMISSORY NOTE TO OFFICER AND STOCKHOLDER:

On August 31, 2000, the Company granted a $1 million loan to Gilbert Hu, its Chief Executive Officer, director and significant stockholder in exchange for a secured promissory note with a one-year term, bearing interest at 6.88% ("Prior Note"). During fiscal 2001, the Company collected approximately $277,000 of payment against the Prior Note.

On September 17, 2001, the Company entered into a new note ("Promissory Note"), replacing the Prior Note, for the then unpaid principal amount of $800,000. The Promissory Note was full recourse and was secured by a security interest in the borrower's personal assets. During fiscal 2002, approximately $380,000 was collected against the Promissory Note. On December 27, 2002, the remaining balance on the Promissory Note was fully repaid.

Note 4. WARRANTIES

The Company provides a one year warranty for hardware products starting upon shipment to end-users. We historically have experienced minimal warranty costs. Factors that affect our warranty liability include the number of installed units, historical experience and management's judgment regarding anticipated rates of warranty claims and cost per claim. We assess the adequacy of our recorded warranty liability every quarter and make adjustments to the liability if necessary.

Changes in our warranty liability during the period are as follows (in thousands):


Balance as of September 30, 2002 ......................           $        590
Provisions for warranty liability for sales made during
  the quarter ended Dec 31, 2002 ......................                    117
Warranty cost including labor, components and scrap ...                    (82)
                                                                  ------------
Balance as of December 31, 2002 .......................           $        625
                                                                  ============

Note 5.  DEFERRED STOCK COMPENSATION

The amortization of deferred stock compensation relates to the following items in the accompanying unaudited condensed consolidated statements of operations (in thousands):

                                               Three Months Ended
                                                  December 31,
                                   -------------------------------------------
                                          2002                     2001
                                   -------------------      ------------------

 Research and development.......   $                 5      $               36
 Sales and marketing............                     1                      29
 General and administrative.....                     7                      28
                                   -------------------      ------------------
                                   $                13      $               93
                                   ===================      ==================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION

Certain statements in this Form 10-Q contain "forward-looking" information (as defined in Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended) that involve risks and uncertainties, which may cause actual results to differ materially from those predicted in the forward-looking statements. Forward-looking statements can be identified by their use of such verbs as "expects," "anticipates," and "believes" or similar verbs or conjugations of such verbs. If any of our assumptions on which the statements are based prove incorrect or should unanticipated circumstances arise, our actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors, including, but not limited to, the "Certain Factors Affecting Business, Operating Results and Financial Conditions" described herein and the Risk Factors described in our Securities and Exchange Commission filings.

OVERVIEW

We are a leading provider of converged IP phone systems for small and medium sized business. We began operations in July 1994 and we first recognized revenues from product sales of our Quantum board and AltiWare software in July 1996. We generated net revenues of $2.9 million and $1.8 million for the three months ended December 31, 2002 and 2001, respectively. As of December 31, 2002, we had an accumulated deficit of $48.3 million.

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

Allowance for Doubtful Accounts: The allowance for doubtful accounts is based on our assessment of the collectibility of specific customer accounts and the aging of the accounts receivable. If there were a deterioration of a major customer's creditworthiness, or actual defaults were higher than our historical experience, we could be required to increase our allowance and our earnings could be adversely affected.

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

RESULTS OF OPERATIONS

The following table sets forth consolidated statements of operations data for the periods indicated as a percentage of net revenues.

                                              Three Months Ended December 31,
                                           -----------------------------------
                                                2002                  2001
                                           ---------------     ---------------
                                                        (unaudited)

Revenues, net.........................               100.0%              100.0%
Cost of revenues......................                46.0                51.
                                           ---------------     ---------------
Gross margin..........................                54.0                49.0
Operating expenses :
     Research and development.........                32.8                59.1
     Sales and marketing .............                43.7                81.6
     General and administrative.......                15.4                32.3
     Deferred stock compensation......                 0.5                 5.2
                                           ---------------     ---------------
          Total operating expenses....                92.4               178.2
                                           ---------------     ---------------
Loss from operations .................               (38.4)             (129.2)
Interest and other income, net .......                 4.3                 5.6
                                           ---------------     ---------------
Net loss .............................               (34.1)%            (123.6)%
                                           ===============     ===============

REVENUES, NET. Revenues consist of sales to end users (including dealers) and to distributors. Net revenues increased 63% from $1.8 million for the first quarter of fiscal 2002 to $2.9 million for the first quarter of fiscal 2003. Sales through our main distributors, AltiSys, Ingram Micro and Synnex, accounted for approximately 21.7%, 21.8%, and 41.9%, respectively, of our revenues for the first quarter of fiscal 2003 as compared to 27.4%, 22.0%, and 38.1%, respectively, of our revenues for the same period of fiscal 2002. The increase in revenue for the first quarter of fiscal 2003 compared to the first quarter of fiscal 2002 was due to increased demand for our AltiServ Office product and the introduction of IP Phone which offers our customers a complete IP phone system.

COST OF REVENUES. Cost of revenues were $1.3 million for the first quarter of fiscal 2003, an increase of 47% from approximately $903,000 for the same period of fiscal 2002. Cost of revenues consists primarily of component and material costs, direct labor costs, provisions for excess and obsolete inventory, warranty costs and overhead related to manufacturing our products. Cost of revenues as a percentage of net revenues decreased from 51.0% for the first quarter of fiscal 2002 to 46.0% for the same periods of fiscal 2003. This decrease was primarily due to lower component and overhead costs resulting from an increase in the Company's manufacturing volume due to increased demand for our AltiServ Office product during the quarter ended December 31, 2002 as compared to the quarter ended December 31, 2001.

GROSS MARGIN. Gross profit increased to $1.6 million for the first quarter of fiscal 2003 from $867,000 for the same period of fiscal 2002. As a percentage of revenue, gross margin increased to 54.0% for the first quarter of fiscal 2003 from 49.0% for the same periods of fiscal 2002. The increase in gross profit as a percentage of net revenues was primarily due to the previously mentioned lower component and overhead costs resulting from an increase in the Company's manufacturing volume.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses decreased to $947,000 for the first quarter of fiscal 2003 from $1.1 million for the same period of fiscal 2002. Research and development expenses consist principally of salaries and related personnel expenses, consultant fees and prototype expenses related to the design, development and testing of our products and enhancement of our converged telephone system software. The year-over-year decreases were primarily due to a reduction in headcount.

SALES AND MARKETING EXPENSES. Sales and marketing expenses decreased to $1.3 million for the first quarter of fiscal 2003 from $1.5 million for the same period of fiscal 2002. Sales and marketing expenses consist of salaries, commissions and related expenses for personnel engaged in sales and marketing functions, trade show expenses, promotional and marketing programs and related expenses. The year-over-year decreases were primarily due to significantly lower marketing and sales forces expenses in the first quarter of fiscal 2003 resulting from headcount reduction and cutback in promotional and advertising activities.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased to $446,000 for the first quarter of fiscal 2003 from $571,000 for the same periods of fiscal 2002. The year-over-year decreases were primarily due to a reduction in headcount and legal fees.

DEFERRED STOCK COMPENSATION EXPENSE. Deferred stock compensation expense was $13,000 for the first quarter of fiscal 2003 as compared to $93,000 for the same period of fiscal 2002. Deferred stock compensation expense reflects the amortization of stock compensation charges resulting from granting stock options at exercise prices below the deemed fair value of our common stock on the dates the options were granted. The Company expects to amortize approximately $41,000 in fiscal 2003 which represents the remaining balance of this deferred stock compensation.

INTEREST AND OTHER INCOME, NET. Net interest and other income increased to $125,000 for the first quarter of fiscal 2003 from $98,000 for the same period of fiscal 2002. The Company invested the proceeds from our initial public offering in October 1999 primarily in highly liquid, short-term investments. The increase was due to recognition of interest received from promissory notes.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have financed our operations primarily through the sale of equity securities. As of December 31, 2002, we had cash and short-term investments totaling $11.7 million, consisting of cash and cash equivalents of $5.3 million and $6.4 million of highly liquid short-term investments.

Net cash used in our operating activities was $815,000 and $2.2 million for the three months ended December 31, 2002 and 2001, respectively. Net cash used in operating activities primarily reflected the impact of the net loss for each of the periods reported.

Net cash used in investing activities was $1.5 million and $5.3 million for the three months ended December 31, 2002 and 2001, respectively. Net cash used in investing activities was primarily a result of purchases of short-term investments.

Net cash provided by financing activities was $371,000 for the three months ended December 31, 2002, consisting primarily of proceeds from issuances of common stock under our employee stock options and stock purchase plans and payment of promissory notes. Net cash used in financing activities was $218,000 for the three months ended December 31, 2001, which was primarily a result of purchases of treasury stock.

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

Our common stock was transferred to the NASDAQ SmallCap Market at the opening of business on June 12th, 2002 and was afforded the remainder of this market's 180 calendar day grace period, or until August 26, 2002, to regain compliance with the minimum $1.00 bid price per share requirement, set forth in Marketplace Rule 4310(c)8(D). Pursuant to a letter from NASDAQ staff on August 27, 2002, we had not regained compliance in accordance with Marketplace Rule 4310(c)8(D). However, NASDAQ staff noted that we met the initial listing requirements for the NASDAQ SmallCap Market under Marketplace Rule 4310(c)2(A). Specifically, AltiGen qualified under such requirements by virtue of having at least $5,000,000 of stockholders' equity. As of June 30, 2002, we had $14,670,080 in stockholders' equity. Therefore, in accordance with Marketplace Rule 4310(c)8(D), we were provided an additional 180 calendar days, or until February 24, 2003, to regain compliance. If at any time before February 24, 2003, the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive trading days, NASDAQ staff will provide written notification that we comply with the rule. If compliance with this rule cannot be demonstrated by February 24, 2003, NASDAQ staff will provide written notification that our securities will be delisted. At that time, we may appeal NASDAQ staff's determination to a Listing Qualification Panel.

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

CERTAIN FACTORS AFFECTING BUSINESS, OPERATING RESULTS, AND FINANCIAL CONDITION

RISKS RELATED TO ALTIGEN

WE HAVE A HISTORY OF LOSSES AND EXPECT TO INCUR FUTURE LOSSES, WHICH MAY PREVENT US FROM BECOMING PROFITABLE.

We have experienced operating losses since our inception. As of December 31, 2002 we had an accumulated deficit of $48.3 million. We expect to incur operating losses for the foreseeable future, and these losses may be substantial. Further, we expect our operating cash flows to be negative for the foreseeable future. Because we expect continued expenditures for product development, and sales and marketing activities, we will need to increase revenues significantly to achieve profitability and positive operating cash flows. Even if we do achieve profitability and positive operating cash flows, we may not be able to sustain or increase profitability or positive operating cash flows on a quarterly or annual basis.

IF WE ARE UNABLE TO COMPLY WITH NASDAQ'S CONTINUED LISTING REQUIREMENTS, OUR COMMON STOCK COULD BE DELISTED FROM THE NASDAQ SMALLCAP MARKET.

AltiGen's common stock was transferred to the NASDAQ SmallCap Market at the opening of business on June 12th, 2002 and was afforded the remainder of this market's 180 calendar day grace period, or until August 26, 2002, to regain compliance with the minimum $1.00 bid price per share requirement, set forth in Marketplace Rule 4310(c)8(D). Pursuant to a letter from NASDAQ staff on August 27, 2002, we had not regained compliance in accordance with Marketplace Rule 4310(c)8(D). However, NASDAQ staff noted that we met the initial listing requirements for the NASDAQ SmallCap Market under Marketplace Rule 4310(c)2(A). Specifically, AltiGen qualified under such requirements by virtue of having at least $5,000,000 of stockholders' equity. As of June 30, 2002, we had $14,670,080 in stockholders' equity. Therefore, in accordance with Marketplace Rule 4310(c)8(D), we were provided an additional 180 calendar days, or until February 24, 2003, to regain compliance. If at any time before February 24, 2003, the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive trading days, NASDAQ staff will provide written notification that we comply with the rule. If compliance with this rule cannot be demonstrated by February 24, 2003, NASDAQ staff will provide written notification that our securities will be delisted. At that time, we may appeal NASDAQ staff's determination to a Listing Qualification Panel.

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

We face competition from companies providing traditional private telephone systems. Our principal competitors that produce traditional private telephone systems are Avaya Communications, NEC and Nortel Networks. We also compete against providers of multifunction telecommunications systems, including 3Com Corporation, Artisoft, Inc., Cisco System, Inc. and Shoreline Communications, Inc., as well as any number of future competitors. Many of our competitors are substantially larger than we are and have significantly greater name recognition, financial, sales and marketing, technical, customer support, manufacturing and other resources. These competitors may also have more established distribution channels and stronger relationships with service providers. These competitors may be able to respond more rapidly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sale of their products. These competitors may enter our existing or future markets with solutions that may be less expensive, provide higher performance or additional features or be introduced earlier than our solutions. If any technology that is competing with ours is more reliable, faster, less expensive or has other advantages over our technology, then the demand for our products and services could decrease and harm our business.

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

Sales through our three key distributors, Altisys, Synnex, and Ingram Micro accounted for 85.4% of our net revenues in the first quarter of fiscal 2003. Our business and operating results will suffer if either of these distributors does not continue distributing our products, fails to distribute the volume of our products that it currently distributes or fails to expand our customer base. We also need to establish and maintain relationships with additional distributors and original equipment manufacturers. We may not be able to establish, or successfully manage, relationships with additional distribution partners. In addition, our agreements with distributors typically provide for termination by either party upon written notice to the other party. For example, our agreement with Synnex provides for termination, with or without cause, by either party upon 30 days' written notice to the other party, or upon insolvency or bankruptcy. Generally, these agreements are non-exclusive and distributors sell products that compete with ours. If we fail to establish or maintain relationships with distributors and original equipment manufacturers, our ability to increase or maintain our sales and our customer base will be substantially harmed.

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

SOFTWARE OR HARDWARE ERRORS MAY SERIOUSLY HARM OUR BUSINESS AND DAMAGE OUR REPUTATION, CAUSING LOSS OF CUSTOMERS AND REVENUES.

Users expect telephone systems to provide a high level of reliability. Our products are inherently complex and may have undetected software or hardware errors. We have detected and may continue to detect errors and product defects in our installed base of products, new product releases and product upgrades. For example, a small number of our boards failed and were returned. We have replaced these boards and made certain design changes. We cannot be sure that the problem has been fully addressed or that similar or different problems will not occur in existing or new boards in the future. In addition, end users may install, maintain and use our products improperly or for purposes for which they were not designed. These problems may degrade or terminate the operation of our products, which could cause end users to lose telephone service, cause us to incur significant warranty and repair costs, damage our reputation and cause significant customer relations problems. Any significant delay in the commercial introduction of our products due to errors or defects, any design modifications required to correct these errors or defects or any negative effect on customer satisfaction as a result of errors or defects could seriously harm our business, financial condition and results of operations.

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

On September 6, 2002, Vertical Networks, Inc. filed suit against AltiGen Communications, Inc. in United States District Court for the Northern District of California, Case No. C02 04253 (WHA), alleging infringement of Vertical Networks' United States Patents Nos. 6,266,341; 6,289,025; 6,292,482; 6,389,009;
and 6,396,849. On October 28, 2002, Vertical Networks amended its Complaint to add allegations of infringement of Patents Nos. 5,617,418 and 5,687,174. Vertical Networks filed a Second Amended Complaint on November 20, 2002 to identify the AltiGen products and/or activities that allegedly infringe the seven patents-in-suit. Vertical Networks seeks a judgment of patent infringement, damages, including treble damages for alleged willful infringement, and attorneys' fees and costs. AltiGen filed an Answer and Counterclaims for Declaratory Relief on December 9, 2002. On December 26, 2002, Vertical Networks filed its Answer to AltiGen's Counterclaims. We are now awaiting the Court's Scheduling Order in this case. AltiGen believes it has strong defenses and arguments in this dispute and intends to vigorously litigate its position.

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

We depend, in large part, on our ability to attract and retain highly skilled personnel, particularly engineers and sales and marketing personnel. We need highly trained technical personnel to design and support our server-based telecommunications systems. In addition, we need highly trained sales and marketing personnel to expand our marketing and sales operations in order to increase market awareness of our products and generate increased revenues. In spite of the current economic downturn, competition for highly trained personnel can be intense, especially in the San Francisco Bay Area where most of our operations are located. Volatility or lack of positive performance in our stock price may also adversely affect our ability to retain key employees, all of whom have been granted stock options. We cannot be certain that we will be successful in our recruitment and retention efforts. If we fail to attract or retain qualified personnel or suffer from delays in hiring required personnel, our business, financial condition and results of operations may be seriously harmed.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934) as of a date (the "Evaluation Date") within 90 days before the filing date of this quarterly report, believe that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made known to them by others within the Company.

(b) CHANGES IN INTERNAL CONTROLS. There were no significant changes in our internal controls or in other factors that could significantly affect our

PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We may become parties to litigation in the normal course of our business. Litigation in general, and intellectual property and securities litigation in particular, can be expensive and disruptive to normal business operations. Moreover, the results of complex litigation are difficult to predict.

On September 6, 2002, Vertical Networks, Inc. filed suit against AltiGen Communications, Inc. in United States District Court for the Northern District of California, Case No. C02 04253 (WHA), alleging infringement of Vertical Networks' United States Patents Nos. 6,266,341; 6,289,025; 6,292,482; 6,389,009;
and 6,396,849. On October 28, 2002, Vertical Networks amended its Complaint to add allegations of infringement of Patents Nos. 5,617,418 and 5,687,174. Vertical Networks filed a Second Amended Complaint on November 20, 2002 to identify the AltiGen products and/or activities that allegedly infringe the seven patents-in-suit. Vertical Networks seeks a judgment of patent infringement, damages, including treble damages for alleged willful infringement, and attorneys' fees and costs. AltiGen filed an Answer and Counterclaims for Declaratory Relief on December 9, 2002. On December 26, 2002, Vertical Networks filed its Answer to AltiGen's Counterclaims. We are now awaiting the Court's Scheduling Order in this case. AltiGen believes it has strong defenses and arguments in this dispute and intends to vigorously litigate its position.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

For the three months ended December 31, 2002, 63,869 shares of the Company's common stock were purchased by and distributed to employees at a price of $0.44 per share, pursuant to the Company's 1999 Employee Stock Purchase Plan. The issuance of these shares was exempt from registration requirements pursuant to rule 701 promulgated under the Securities Act of 1933, as amended.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

    Number              Exhibit Description

     99.1    Certification of Chief Executive Officer Pursuant to 18 U.S.C.
             Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     99.2    Certification of Chief Financial Officer Pursuant to 18 U.S.C.
             Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


(b) Reports on Form 8-K:

None

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Fremont, State of California, on the 14th day of February, 2003.


                                 ALTIGEN COMMUNICATIONS, INC.


                                 By: /s/ Philip M. McDermott
                                     -----------------------
                                     Philip M. McDermott,
                                     Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                  CERTIFICATION

I, Gilbert Hu, certify that:

1. I have reviewed this quarterly report on Form 10-Q of AltiGen Communications, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 14, 2003                   By: /s/ Gilbert Hu
                                              --------------
                                              Gilbert Hu
                                              Chief Executive Officer

                                  CERTIFICATION

I, Philip M. McDermott, certify that:

1. I have reviewed this quarterly report on Form 10-Q of AltiGen Communications, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 14, 2003                   By: /s/ Philip M. McDermott
                                              -----------------------
                                              Philip M. McDermott
                                              Chief Financial Officer