Form 10-Q/A
period 2002-12-31
ALTIGEN COMMUNICATIONS INC
filed 2003-04-02
CIK 1003607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  ☒     NO  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES  ☐     NO  ☒

The number of shares of registrant’s common stock outstanding as of February 10, 2003 was: 13,543,580 shares

EXPLANATORY NOTE

This amendment on Form 10-Q/A amends Items 2 and 4 of Part I and Item 6 of Part II of the Quarterly Report of AltiGen Communications, Inc. (“AltiGen” or the “Company”) on Form 10-Q previously filed for the quarter ended December 31, 2002. This amendment was filed in response to comments provided to the Company by the Staff of the Securities and Exchange Commission.

PART I.    FINANCIAL INFORMATION

Item 1.    Unaudited Condensed Consolidated Financial Statements

ALTIGEN COMMUNICATIONS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except share and per share amounts)

	December 31, 2002	September 30, 2002
ASSETS
Current assets:
Cash and cash equivalents	$5,258	$7,210
Short-term investments	6,434	4,938
Accounts receivable, net of allowances of $189 and $227 at December 31, 2002 and September 30, 2002, respectively	1,530	1,656
Inventories	1,106	1,263
Prepaid expenses and other current assets	579	213
Promissory note from officer/stockholder (Note 3)	—	343

Total current assets	14,907	15,623

Property and equipment:
Furniture and equipment	2,045	2,033
Computer software	922	922

	2,967	2,955

Less: Accumulated depreciation and amortization	(2,445)	(2,320)

Net property and equipment	522	635

Other non-current assets:
Long-term investment	195	195
Long-term deposit	—	53

Total other non-current assets	195	248

Total assets	$15,624	$16,506

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$647	$538
Accrued liabilities:
Payroll and related benefits	281	316
Warranty (Note 4)	625	590
Marketing	431	436
Other	670	850
Deferred revenue	541	405

Total current liabilities	3,195	3,135

Stockholders’ equity:
Convertible preferred stock, $0.001 par value; Authorized—5,000,000 shares; Outstanding none at December 31, 2002 and September 30, 2002, respectively	—	—
Common stock, $0.001 par value; Authorized—50,000,000 shares; Outstanding—14,607,475 shares at December 31, 2002 and 14,543,606 shares at September 30, 2002	14	14
Treasury stock at cost—1,063,895 shares at December 31, 2002 and September 30, 2002, respectively	(1,014)	(1,014)
Additional paid-in capital	61,768	61,740
Deferred stock compensation	(41)	(55)
Accumulated other comprehensive gain	1	—
Accumulated deficit	(48,299)	(47,314)

Total stockholders’ equity	12,429	13,371

Total liabilities and stockholders’ equity	$15,624	$16,506

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALTIGEN COMMUNICATIONS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended December 31,
	2002	2001
Revenues, net	$2,890	$1,770
Cost of revenues	1,330	903

Gross profit	1,560	867

Operating expenses:
Research and development	947	1,046
Sales and marketing	1,264	1,445
General and administrative	446	571
Deferred stock compensation (Note 5)	13	93

Total operating expenses	2,670	3,155

Loss from operations	(1,110)	(2,288)
Interest and other income, net	125	98

Net loss	$(985)	$(2,190)

Basic and diluted net loss per share	$(0.07)	$(0.16)

Shares used in computing basic and diluted net loss per share	13,521	13,463

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALTIGEN COMMUNICATIONS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Three Months Ended December 31,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(985)	$(2,190)
Adjustments to reconcile net loss to net cash used in operating activities :
Depreciation and amortization	127	168
Amortization of deferred stock compensation	13	93
Changes in operating assets and liabilities:
Accounts receivable	126	45
Inventories	157	285
Prepaid expenses and other current assets	(313)	(247)
Accounts payable	109	63
Accrued liabilities	(185)	(145)
Deferred revenue	136	(286)

Net cash used in operating activities	(815)	(2,214)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(6,446)	(8,644)
Proceeds from sale and maturities of short-term investments	4,950	3,399
Purchases of property and equipment	(12)	(23)

Net cash used in investing activities	(1,508)	(5,268)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuances of common stock	28	73
Purchase of treasury stock	—	(650)
Collection of promissory note from officer/stockholder	343	359

Net cash provided by (used in) financing activities	371	(218)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,952)	(7,700)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	7,210	11,900

CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,258	$4,200

NONCASH INVESTING ACTIVITIES:
Unrealized gain on short term investments	$1	—

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

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These unaudited condensed consolidated financial statements reflect the operations of the Company and its wholly-owned subsidiary. All significant intercompany transactions and balances have been eliminated. In our opinion, these unaudited condensed consolidated financial statements include all adjustments necessary (which are of a normal and recurring nature) for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented.

The condensed consolidated balance sheet as of September 30, 2002 has been derived from the audited consolidated financial statements as of that date. Certain amounts from the prior period have been reclassified to conform to the current period presentation. Such reclassifications have no effect on net income as previously reported.

These financial statements should be read in conjunction with our audited consolidated financial statements for the fiscal year ended September 30, 2002, included in the Company’s 2002 Annual Report on Form 10-K. Our results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

The Company considers all highly liquid investments with an original maturity of three months or less from the date of purchase to be cash equivalents. Short-term investments primarily consist of high-grade debt securities with original maturities greater than three months but less than one year and are classified as “available-for-sale” investments. As of December 31, 2002, the Company’s cash and cash equivalents consisted of commercial paper and cash deposited in checking and money market accounts. For the first quarter of fiscal years 2003 and 2002, the Company did not make any cash payments for interest or income taxes.

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

	December 31, 2002	September 30, 2002
Raw materials	$197	$455
Work-in-progress	165	80
Finished goods	744	728

	$1,106	$1,263

LONG-TERM INVESTMENT

As of December 31, 2002, the Company has an approximately $195,000 equity investment in a private China based telecommunications company, accounted for using the cost method. AltiGen’s interest in the company is approximately 2% and AltiGen does not have the ability to exercise significant influence.

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

Software components are generally not sold separately from the Company’s hardware components. Software revenues consist of license revenues that are recognized upon the delivery of application products. The Company provides limited post-contract customer support (“PCS”), consisting primarily of technical support and “bug” fixes. In accordance with SOP 97-2, revenue earned on software arrangements involving multiple elements is allocated to each element based upon the relative fair values of the elements. Although the Company provides PCS, the revenue allocated to this element is recognized together with the initial licensing fee on delivery of the software because: (1) the PCS fee is included with the initial licensing fee; (2) the PCS included with the initial license fee is for one year or less; (3) the estimated cost of providing PCS during the arrangement is insignificant; and (4) unspecified upgrades/enhancements offered for minimal or no cost during PCS arrangements historically have been and are expected to continue to be minimal and infrequent. All estimated costs of providing the services, including upgrades and enhancements are accrued for at the time of delivery.

COMPUTATION OF BASIC AND DILUTED NET LOSS PER SHARE

Historical net loss per share has been calculated under Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share.” SFAS No. 128 requires companies to compute earnings per share under two methods (basic and diluted). Basic net loss per share is calculated by dividing net loss by the weighted average shares of common stock outstanding during the period. Basic and diluted net loss per share numbers are the same, as potential common shares resulting from the exercise of stock options are antidilutive. Options to purchase 4,335,669 shares of common stock were outstanding at December 31, 2002.

COMPREHENSIVE INCOME

SFAS No. 130, “Reporting Comprehensive Income” establishes standards for reporting and presentation of comprehensive income. Comprehensive loss for the Company consists of net loss plus the effect of foreign currency translation adjustments and other unrealized gains and losses, which are not material for each of the three months ended December 31, 2002. Accordingly, comprehensive loss closely approximates actual net loss. The Company’s other comprehensive income is immaterial for all periods presented.

SEGMENT REPORTING

The Company is organized and operates as one operating segment. The Company operates primarily in one geographic area, the United States.

Net revenue by geographic region based on customer location for the three month periods ended December 31, 2002 and 2001 were as follows:

	Three Months Ended December 31,
	2002	2001
Net Revenue
North America	95%	96%
International	5%	4%

	100%	100%

Net revenue by certain customers individually that account for more than 10% of revenue for the three month periods ended December 31, 2002 and 2001 were as follows:

	Three Months Ended December 31,
	2002	2001
Altisys	22%	27%
Ingram Micro	22%	22%
Synnex	42%	38%
Others	14%	13%

	100%	100%

All significant long-lived assets are located in the United States for all periods presented.

Note 2.    RECENT ACCOUNTING PRONOUNCEMENTS

In October 2001, the FASB issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 establishes one accounting model to be used for long-lived assets to be disposed of by sale, and broadens the presentation of discontinued operations to include more disposal operations. SFAS No. 144 supersedes both SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of”, and the accounting and the reporting provisions of Accounting Principles Board (“APB”) Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”. Adoption of SFAS No. 144 did not impact consolidated financial position or results of operations.

In June 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities”. The Company will adopt the provisions of SFAS 146 for restructuring activities initiated after December 31, 2002. SFAS 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (“Statement 148”). Statement 148 amends Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (“Statement 123”) and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Statement 148 also amends the disclosure requirements of Statement 123 to require more prominent and frequent disclosures in financial statement about the effects of stock-based compensation. Adoption of the disclosure requirements of Statement 148 is not expected to materially impact our consolidated financial position or results of operations.

In November 2002, the FASB issued FASB interpretation number (FIN) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, which elaborates on the disclosures to be made by guarantor in its interim and annual financial statements about its obligations under certain guarantees that it is issued. The impact for the Company is to disclose the accounting and methodology along with a tabular reconciliation of changes in the liability for our product warranty.

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

On September 17, 2001, the Company entered into a new note (“Promissory Note”), replacing the Prior Note, for the then unpaid principal amount of $800,000. The Promissory Note was full recourse and was secured by a security interest in the borrower’s personal assets. During fiscal 2002, approximately $380,000 was collected against the Promissory Note. On December 27, 2002, the remaining balance on the Promissory Note was fully repaid.

Note 4.    WARRANTIES

The Company provides a one year warranty for hardware products starting upon shipment to end-users. We historically have experienced minimal warranty costs. Factors that affect our warranty liability include the number of installed units, historical experience and management’s judgment regarding anticipated rates of warranty claims and cost per claim. We assess the adequacy of our recorded warranty liability every quarter and make adjustments to the liability if necessary.

Changes in our warranty liability during the period are as follows (in thousands):

Balance as of September 30, 2002	$590
Provisions for warranty liability for sales made during the quarter ended December 31, 2002	117
Warranty cost including labor, components and scrap	(82)

Balance as of December 31, 2002	$625

Note 5.    DEFERRED STOCK COMPENSATION

The amortization of deferred stock compensation relates to the following items in the accompanying unaudited condensed consolidated statements of operations (in thousands):

	Three Months Ended December 31,
	2002	2001
Research and development	$5	$36
Sales and marketing	1	29
General and administrative	7	28

	$13	$93

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING INFORMATION

Certain statements in this Form 10-Q/A contain “forward-looking” information (as defined in Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended) that involve risks and uncertainties, which may cause actual results to differ materially from those predicted in the forward-looking statements. Forward-looking statements can be identified by their use of such verbs as “expects,” “anticipates,” and “believes” or similar verbs or conjugations of such verbs. If any of our assumptions on which the statements are based prove incorrect or should unanticipated circumstances arise, our actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors, including, but not limited to, the “Certain Factors Affecting Business, Operating Results and Financial Conditions” described herein and the Risk Factors described in our Securities and Exchange Commission filings.

OVERVIEW

We are a leading provider of converged Internet Protocol phone systems for small and medium sized business. We began operations in July 1994 and we first recognized revenues from product sales of our Quantum board and AltiWare software in July 1996. We generated net revenues of $2.9 million and $1.8 million for the three months ended December 31, 2002 and 2001, respectively. As of December 31, 2002, we had an accumulated deficit of $48.3 million.

We derive our revenues from sales of our AltiServ system, which includes Quantum boards, Triton boards and AltiWare software. Product revenues consist of sales to end users (including dealers) and to distributors. Revenues from product sales to end users are recognized upon shipment. We defer recognition of sales to distributors until they resell our products to their customers. Under our distribution contracts, a distributor has the right in certain circumstances to return products the distributor determines are overstocked, so long as it provides an offsetting purchase order for products in an amount equal to or greater than the dollar value of the returned products. In addition, we provide distributors protection from subsequent price reductions. Our gross margins have been affected by our product mix, the average selling prices of our products and our cost of revenues.

Our cost of revenues consists of component and material costs, direct labor costs, provisions for excess and obsolete inventory, warranty costs and overhead related to manufacturing our products. We outsource our manufacturing to contract manufacturers. In the first quarter of fiscal 2003, we principally contracted with All Quality Services in San Jose. We select our manufacturing partners with the goals of ensuring a reliable supply of high-quality finished products and lowering per unit product costs as a result of manufacturing economies of scale.

We have experienced operating losses and negative cash flows from operations in each quarterly and annual period since our inception and we currently expect to continue to incur losses and negative cash flows for the foreseeable future. Several factors that have affected and will continue to affect our operating results are the state of economy, the market acceptance of our products, our timely release of new products and our ability to locate and engage new dealers with expertise in selling to our target customers. We have not recognized any future tax benefits of our cumulative net operating losses due to uncertainty as to future realizability.

As a result of the slowing economy, the geopolitical environment and the downturn in the telecommunications industry, our ability to maintain or increase our sales in the telecommunications market is uncertain. We currently are developing enhancements to our current products to provide greater functionality and increased capabilities, based on market research, customer feedback and our competitors’ product offerings. In particular, we are developing products that could allow us to enhance our position in our target market segment, enter new geographical markets, such as Europe, and enter the call center market for the small to medium-sized businesses. Additionally, we will continue to focus on selling our products to small to medium-sized businesses, which are business with less than 500 employees, with particular emphasis in the Internet Protocol phone systems segment of the telecommunications market. Also, we will continue to recruit new resellers that excel in selling phone systems to our target customers. However, there can be no assurances that we will be successful in developing any new products, entering new geographical or product markets or in expanding our network of resellers.

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

Results of Operations

The following table sets forth consolidated statements of operations data for the periods indicated as a percentage of net revenues.

	Three Months Ended December 31,
	2002	2001
	(unaudited)
Revenues, net	100.0%	100.0%
Cost of revenues	46.0	51.0

Gross margin	54.0	49.0
Operating expenses :
Research and development	32.8	59.1
Sales and marketing	43.7	81.6
General and administrative	15.4	32.3
Deferred stock compensation	0.5	5.2

Total operating expenses	92.4	178.2

Loss from operations	(38.4)	(129.2)
Interest and other income, net	4.3	5.6

Net loss	(34.1)%	(123.6)%

Revenues, net.    Revenues consist of sales to end users (including dealers) and to distributors. Our revenue generated from sales in North America accounted for approximately 95% of our revenues for the first quarter of fiscal 2003 and 96% or our revenues for the first quarter of fiscal 2002. Net revenues increased 63% from $1.8 million for the first quarter of fiscal 2002 to $2.9 million for the first quarter of fiscal 2003. Sales through our main distributors, AltiSys, Ingram Micro and Synnex, accounted for approximately 21.7%, 21.8%, and 41.9%, respectively, of our revenues for the first quarter of fiscal 2003 as compared to 27.4%, 22.0%, and 38.1%, respectively, of our revenues for the same period of fiscal 2002. The increase in revenues for the first quarter of fiscal 2003 compared to the first quarter of fiscal 2002 was due to increased demand for our AltiServ Office product and the introduction of Internet Protocol Phone, which offers our customers a complete Internet Protocol phone system. AltiServ Office product contributed 36% of our revenues for the first quarter of fiscal 2003 and approximately 29% of our revenues for the first quarter of fiscal 2002.

Cost of revenues.    Cost of revenues was $1.3 million for the first quarter of fiscal 2003, an increase of 47% from approximately $903,000 for the same period of fiscal 2002. Cost of revenues consists primarily of component and material costs, direct labor costs, provisions for excess and obsolete inventory, warranty costs and overhead related to manufacturing our products. Cost of revenues as a percentage of net revenues decreased from 51.0% for the first quarter of fiscal 2002 to 46.0% for the same period of fiscal 2003. This decrease was primarily due to lower component and overhead costs of approximately $28,000 resulting from an increase in the Company’s manufacturing volume due to increased demand for our AltiServ Office product.

Gross margin.    Gross profit increased to $1.6 million for the first quarter of fiscal 2003 from $867,000 for the same period of fiscal 2002. As a percentage of net revenues, gross margin increased to 54.0% for the first quarter of fiscal 2003 from 49.0% for the same period of fiscal 2002. The increase in gross profit as a percentage of net revenues was primarily due to the previously mentioned lower component and overhead costs resulting from an increase in the Company’s manufacturing volume.

Research and development expenses.    Research and development expenses decreased to $947,000 for the first quarter of fiscal 2003 from $1.1 million for the same period of fiscal 2002. Research and development expenses consist principally of salaries and related personnel expenses, consultant fees and prototype expenses related to the design, development and testing of our products and enhancement of our converged telephone system software. The year-over-year decreases were primarily due to a reduction in headcount and related expenditures of approximately $92,000.

Sales and marketing expenses.    Sales and marketing expenses decreased to $1.3 million for the first quarter of fiscal 2003 from $1.5 million for the same period of fiscal 2002. Sales and marketing expenses consist of salaries, commissions and related expenses for personnel engaged in sales and marketing functions, trade show expenses, and promotional and marketing programs and related expenses. The year-over-year decreases were primarily due to significantly lower marketing and sales forces expenses in the first quarter of fiscal 2003 of approximately $82,000 resulting from headcount reduction and cutbacks in promotional and advertising activities of approximately $98,000.

General and administrative expenses.    General and administrative expenses decreased to $446,000 for the first quarter of fiscal 2003 from $571,000 for the same period of fiscal 2002. The year-over-year decreases were primarily due to a reduction in professional services fees of approximately $66,000.

Deferred stock compensation expense.    Deferred stock compensation expense was $13,000 for the first quarter of fiscal 2003 as compared to $93,000 for the same period fiscal 2002. Deferred stock compensation expense reflects the amortization of stock compensation charges resulting from granting stock options at exercise prices below the deemed fair value of our common stock on the dates the options were granted. The Company expects to amortize approximately $41,000 in fiscal 2003, which represents the remaining balance of this deferred stock compensation.

Interest and other income, net.    Net interest and other income increased to $125,000 for the first quarter of fiscal 2003 from $98,000 for the same period of fiscal 2002. The Company invested the proceeds from our initial public offering in October 1999 primarily in highly liquid, short-term investments. The increase was due to recognition of interest received from outstanding promissory notes of approximately $115,000.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through the sale of equity securities. As of December 31, 2002, we had cash and short-term investments totaling $11.7 million, consisting of cash and cash equivalents of $5.3 million and $6.4 million of highly liquid short-term investments.

Net cash used in our operating activities was $815,000 and $2.2 million for the three months ended December 31, 2002 and 2001, respectively. The decrease in net cash used by operating activities for the first quarter of fiscal 2003 compared to the same period of fiscal 2002 was primarily the result of decreases in (i) research and development expenses of approximately $99,000, (ii) selling and marketing expenses of approximately $181,000, (iii) general and administrative expenses of approximately $125,000, (iv) amortization of deferred stock compensation expenses of approximately $80,000, (v) the account receivable balance as of December 31, 2002 of approximately $126,000 as a result of more aggressive collection efforts, and (vi) the inventory balance as of December 31, 2002 of approximately $157,000 as a result of a reduction in purchases of components.

Net cash used in investing activities was $1.5 million and $5.3 million for the three months ended December 31, 2002 and 2001, respectively. The reduction in net cash used in investing activities was primarily a result of purchases of short-term investments net of proceeds from sales and maturities of approximately $1.5 million and $5.3 million.

Net cash provided by financing activities was $371,000 for the three months ended December 31, 2002, which consisted primarily of proceeds from issuances of common stock under our employee stock options and stock purchase plans of approximately $28,000 and repayment of outstanding promissory notes of approximately $343,000. Net cash used in financing activities was $218,000 for the three months ended December 31, 2001, which was primarily a result of repurchases of our common stock of approximately $650,000

We intend to invest our cash in excess of current operating requirements in short-term, interest bearing investment-grade securities.

We do not have any material commitments for capital expenditures as of December 31, 2002. We estimate that we have sufficient cash reserves to allow us to continue operations for more than a year, based on our cash and short term investments totaling $11.7 million that were available to us as of December 31, 2002, and our quarterly net cash used in operating activities of $815,000 for the quarter ended in December 31, 2002. Our estimate assumes that our quarterly net cash usage rate does not deteriorate or improve over this period.

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

Our common stock was transferred to the NASDAQ SmallCap Market at the opening of business on June 12th, 2002 and was afforded the remainder of this market’s 180 calendar day grace period, or until August 26, 2002, to regain compliance with the minimum $1.00 bid price per share requirement, set forth in Marketplace Rule 4310(c)8(D). Pursuant to a letter from NASDAQ staff on August 27, 2002, we had not regained compliance in accordance with Marketplace Rule 4310(c)8(D). However, NASDAQ staff noted that we met the initial listing requirements for the NASDAQ SmallCap Market under Marketplace Rule 4310(c)2(A). Specifically, AltiGen qualified under such requirements by virtue of having at least $5,000,000 of stockholders’ equity. As of June 30, 2002, we had $14,670,080 in stockholders’ equity. Therefore, in accordance with Marketplace Rule 4310(c)8(D), we were provided an additional 180 calendar days, or until February 24, 2003, to regain compliance. If at any time before February 24, 2003, the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive trading days, NASDAQ staff will provide written notification that we comply with the rule. If compliance with this rule cannot be demonstrated by February 24, 2003, NASDAQ staff will provide written notification that our securities will be delisted. At that time, we may appeal NASDAQ staff’s determination to a Listing Qualification Panel.

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

AltiGen’s common stock was transferred to the NASDAQ SmallCap Market at the opening of business on June 12th, 2002 and was afforded the remainder of this market’s 180 calendar day grace period, or until August 26, 2002, to regain compliance with the minimum $1.00 bid price per share requirement, set forth in Marketplace Rule 4310(c)8(D). Pursuant to a letter from NASDAQ staff on August 27, 2002, we had not regained compliance in accordance with Marketplace Rule 4310(c)8(D). However, NASDAQ staff noted that we met the initial listing requirements for the NASDAQ SmallCap Market under Marketplace Rule 4310(c)2(A). Specifically, AltiGen qualified under such requirements by virtue of having at least $5,000,000 of stockholders’ equity. As of June

30, 2002, we had $14,670,080 in stockholders’ equity. Therefore, in accordance with Marketplace Rule 4310(c)8(D), we were provided an additional 180 calendar days, or until February 24, 2003, to regain compliance. If at any time before February 24, 2003, the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive trading days, NASDAQ staff will provide written notification that we comply with the rule. If compliance with this rule cannot be demonstrated by February 24, 2003, NASDAQ staff will provide written notification that our securities will be delisted. At that time, we may appeal NASDAQ staff’s determination to a Listing Qualification Panel.

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

We do not recognize revenue from the sale of our products to our distributors until these products are sold to either dealers or end users. We have little control over the timing of product sales to dealers and end users. Our lack of control over the revenue which we recognize from our distributors’ sales to dealers and end users limits our ability to predict revenue for any given period. Our budgets and commitments that we have made for the future are based in part on our expectations of future sales. If our sales do not meet expectations, it will be difficult for us to reduce our expenses quickly, and consequently our operating results may suffer.

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

We rely on dealers who can provide high quality sales and support services. As with our distributors, we compete with other telecommunications systems providers for our dealers’ business, as our dealers generally market competing products. If a dealer promotes a competitor’s products to the detriment of our products or otherwise fails to market our products and services effectively, we could lose market share. In addition, the loss of a key dealer or the failure of dealers to provide adequate customer service could cause our business to suffer. If we do not properly train our dealers to sell, install and service our products, our business will suffer.

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

On September 6, 2002, Vertical Networks, Inc. filed suit against AltiGen Communications, Inc. in United States District Court for the Northern District of California, Case No. C02 04253 (WHA), alleging infringement of Vertical Networks’ United States Patents Nos. 6,266,341; 6,289,025; 6,292,482; 6,389,009; and 6,396,849. On October 28, 2002, Vertical Networks amended its Complaint to add allegations of infringement of Patents Nos. 5,617,418 and 5,687,174. Vertical Networks filed a Second Amended Complaint on November 20, 2002 to identify the AltiGen products and/or activities that allegedly infringe the seven patents-in-suit. Vertical Networks seeks a judgment of patent infringement, damages, including treble damages for alleged willful infringement, and attorneys’ fees and costs. AltiGen filed an Answer and Counterclaims for Declaratory Relief on December 9, 2002. On December 26, 2002, Vertical Networks filed its Answer to AltiGen’s Counterclaims. We are now awaiting the Court’s Scheduling Order in this case. AltiGen believes it has strong defenses and arguments in this dispute and intends to vigorously litigate its position.

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

Item 4.    Controls and Procedures

(a)  Evaluation of disclosure controls and procedures.    Our chief executive officer and our chief financial officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of a date (the “Evaluation Date”) within 90 days before the filing date of this quarterly report on Form 10-Q/A, have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures are effective to ensure that information that the Company is required to disclose in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)  Changes in internal controls.    There were no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

We may become parties to litigation in the normal course of our business. Litigation in general, and intellectual property and securities litigation in particular, can be expensive and disruptive to normal business operations. Moreover, the results of complex litigation are difficult to predict.

On September 6, 2002, Vertical Networks, Inc. filed suit against AltiGen Communications, Inc. in United States District Court for the Northern District of California, Case No. C02 04253 (WHA), alleging infringement of Vertical Networks’ United States Patents Nos. 6,266,341; 6,289,025; 6,292,482; 6,389,009; and 6,396,849. On October 28, 2002, Vertical Networks amended its Complaint to add allegations of infringement of Patents Nos. 5,617,418 and 5,687,174. Vertical Networks filed a Second Amended Complaint on November 20, 2002 to identify the AltiGen products and/or activities that allegedly infringe the seven patents-in-suit. Vertical Networks seeks a judgment of patent infringement, damages, including treble damages for alleged willful infringement, and attorneys’ fees and costs. AltiGen filed an Answer and Counterclaims for Declaratory Relief on December 9, 2002. On December 26, 2002, Vertical Networks filed its Answer to AltiGen’s Counterclaims. We are now awaiting the Court’s Scheduling Order in this case. AltiGen believes it has strong defenses and arguments in this dispute and intends to vigorously litigate its position.

Item 2.    Changes in Securities and Use of Proceeds

For the three months ended December 31, 2002, 63,869 shares of the Company’s common stock were purchased by and distributed to employees at a price of $0.44 per share, pursuant to the Company’s 1999 Employee Stock Purchase Plan. The issuance of these shares was exempt from registration requirements pursuant to rule 701 promulgated under the Securities Act of 1933, as amended.

Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits:

Number		Exhibit Description

10.26	*†	OEM Agreement between AltiSys Communications and AltiGen Communications, Inc., dated January 18, 1999.

10.27	*†	Distribution Agreement between Synnex Information Technologies, Inc. and AltiGen Communications, Inc., dated December 22, 1999.

99.1		Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2		Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to exhibit filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001.
†	Confidential treatment was granted for certain portions of this exhibit and a request for extension of confidential treatment will be submitted to the Securities and Exchange Commission.

(b)  Reports on Form 8-K:

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Fremont, State of California, on the 2nd day of April, 2003.

ALTIGEN COMMUNICATIONS, INC.

By:	/s/ PHILIP M. MCDERMOTT
Philip M. McDermott, Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATION

I, Gilbert Hu, certify that:

1.	I have reviewed this quarterly report on Form 10-Q/A of AltiGen Communications, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 2, 2003	By:	/s/ GILBERT HU
Gilbert Hu Chief Executive Officer

CERTIFICATION

I, Philip M. McDermott, certify that:

1.	I have reviewed this quarterly report on Form 10-Q/A of AltiGen Communications, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 2, 2003	By:	/s/ PHILIP M. MCDERMOTT
Philip M. McDermott Chief Financial Officer