Form 10-Q
period 2003-03-31
ALTIGEN COMMUNICATIONS INC
filed 2003-05-14
CIK 1003607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

The number of shares of registrant’s common stock outstanding as of May 12, 2003 was: 13,682,814 shares

PART I.    FINANCIAL INFORMATION

Item 1.    Unaudited Condensed Consolidated Financial Statements

ALTIGEN COMMUNICATIONS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except share and per share amounts)

	March 31, 2003	September 30, 2002
ASSETS

Current assets:
Cash and cash equivalents	$8,890	$7,210
Short-term investments	1,490	4,938
Accounts receivable, net of allowances of $192 and $227 at March 31, 2003 and September 30, 2002, respectively	1,192	1,656
Inventories	1,361	1,263
Prepaid expenses and other current assets	511	213
Promissory note from officer / stockholder (Note 3)	—	343

Total current assets	13,444	15,623

Property and equipment:
Furniture and equipment	2,072	2,033
Computer software	922	922

	2,994	2,955
Less: Accumulated depreciation and amortization	(2,558)	(2,320)

Net property and equipment	436	635

Other non-current assets:
Long-term investment	195	195
Long-term deposit	—	53

Total other non-current assets	195	248

Total assets	$14,075	$16,506

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$798	$538
Accrued liabilities:
Payroll and related benefits	295	316
Warranty (Note 4)	630	590
Marketing	367	436
Other	639	850
Deferred revenue	358	405

Total current liabilities	3,087	3,135

Stockholders’ equity:
Convertible preferred stock, $0.001 par value; Authorized—5,000,000 shares; Outstanding none at March 31, 2003 and September 30, 2002	—	—
Common stock, $0.001 par value; Authorized—50,000,000 shares; Outstanding—14,607,475 shares at March 31, 2003 and 14,543,606 shares at September 30, 2002	14	14
Treasury stock at cost—1,063,895 shares at March 31, 2003 and September 30, 2002	(1,014)	(1,014)
Additional paid-in capital	61,768	61,740
Deferred stock compensation	(28)	(55)
Accumulated other comprehensive gain	—	—
Accumulated deficit	(49,752)	(47,314)

Total stockholders’ equity	10,988	13,371

Total liabilities and stockholders’ equity	$14,075	$16,506

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALTIGEN COMMUNICATIONS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended March 31,		Six Months Ended March 31,
	2003	2002	2003	2002
Revenues, net	$2,355	$2,202	$5,245	$3,971
Cost of revenues	1,014	1,099	2,343	2,000

Gross profit	1,341	1,103	2,902	1,971

Operating expenses:
Research and development	1,053	1,006	2,000	2,052
Sales and marketing	1,308	1,554	2,572	3,000
General and administrative	467	504	914	1,075
Deferred stock compensation (Note 5)	14	93	27	186

Total operating expenses	2,842	3,157	5,513	6,313

Loss from operations	(1,501)	(2,054)	(2,611)	(4,342)
Interest and other income, net	48	70	173	169

Net loss	$(1,453)	$(1,984)	$(2,438)	$(4,173)

Basic and diluted net loss per share	$(0.11)	$(0.15)	$(0.18)	$(0.31)

Shares used in computing basic and diluted net loss per share	13,544	13,148	13,532	13,307

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALTIGEN COMMUNICATIONS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Six Months Ended March 31,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,438)	$(4,173)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	238	322
Amortization of deferred stock compensation	27	186
Changes in operating assets and liabilities:
Accounts receivable	464	(316)
Inventories	(98)	688
Prepaid expenses and other current assets	(298)	(256)
Accounts payable	260	354
Accrued liabilities	(261)	(29)
Deferred revenue	(47)	(369)

Net cash used in operating activities	(2,153)	(3,593)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(8,002)	(13,722)
Proceeds from sale and maturities of short-term investments	11,450	8,148
Purchases of property and equipment	(39)	(89)
Increase in other non-current assets	53	—

Net cash provided by (used in) investing activities	3,462	(5,663)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuances of common stock	28	114
Purchase of treasury stock	—	(909)
Collection of promissory note from officer/stockholder	343	366

Net cash provided by (used in) financing activities	371	(429)

NET DECREASE IN CASH AND CASH EQUIVALENTS	1,680	(9,685)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	7,210	11,900

CASH AND CASH EQUIVALENTS, END OF PERIOD	$8,890	$2,215

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

CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

The Company considers all highly liquid investments with an original maturity of three months or less from the date of purchase to be cash equivalents. Short-term investments primarily consist of high-grade debt securities with original maturities greater than three months but less than one year and are classified as “available-for-sale” investments. As of March 31, 2003, the Company’s cash and cash equivalents consisted of commercial paper and cash deposited in checking and money market accounts. For the second quarter of fiscal years 2003 and 2002, the Company did not make any cash payments for interest or income taxes.

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

	March 31, 2003	September 30, 2002
Raw materials	$248	$455
Work-in-progress	200	80
Finished goods	913	728

	$1,361	$1,263

LONG-TERM INVESTMENT

As of March 31, 2003, the Company has an approximately $195,000 equity investment in a private China based telecommunications company, accounted for using the cost method. AltiGen’s interest in the company is approximately 2% and AltiGen does not have the ability to exercise significant influence.

REVENUE RECOGNITION

The Company accounts for the recognition of revenues in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition”. Revenues consist of sales to end-users, including dealers, and to distributors. Revenues from sales to end-users are recognized upon shipment, when risk of loss has passed to the customer, collection of the receivable is reasonably assured, persuasive evidence of an arrangement exits, and the price is fixed and determinable. The Company provides for estimated sales returns and allowances and warranty costs related to such sales at the time of shipment. Net revenues consist of product revenues reduced by estimated sales returns and allowances. Sales to distributors are made under terms allowing certain rights of return and protection against subsequent price declines on the Company’s products held by its distributors. Upon termination, any unsold products may be returned by the distributor for a full refund. These agreements may be canceled by either party based on a specified notice. As a result of the above provisions, the Company defers recognition of revenues and the proportionate costs of revenues derived from sales to distributors until such distributors resell the Company’s products to their customers. The amounts deferred as a result of this policy are reflected as “deferred revenue” in the accompanying condensed consolidated balance sheets.

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

STOCK-BASED COMPENSATION

The Company accounts for employee stock-based compensation arrangements under the provisions of Accounting Principles Board (“APB”) Opinion No. 25 and related interpretations.

Statement of Financial Accounting Standards (“SFAS”) No. 123 permits the use of either a fair value based method or the intrinsic value method under APB Opinion No. 25 to account for employee stock-based compensation arrangements. Companies that elect to use the intrinsic value method provided in APB Opinion No. 25 are required to disclose the pro forma net income (loss) and net income (loss) per share that would have resulted from the use of the fair value method. The Company has provided below the pro forma disclosures of the effect on net loss and net loss per share as if SFAS No. 123, as amended by SFAS No. 148, had been applied in measuring compensation expense for all periods presented (in thousands, except per share data).

		Three Months Ended March 31,
		2003	2002
Reported net loss		$(1,453)	$(1,984)
Add:	Total stock-based employee compensation expense included in reported net loss	14	93
Deduct:	Total stock-based employee compensation expense under fair value based method for all awards	(586)	(704)

Pro forma net loss		$(2,025)	$(2,595)

Pro forma net loss per basic and diluted share		$(0.15)	$(0.20)

COMPUTATION OF BASIC AND DILUTED NET LOSS PER SHARE

Historical net loss per share has been calculated under SFAS No. 128, “Earnings per Share.” SFAS No. 128 requires companies to compute earnings per share under two methods (basic and diluted). Basic net loss per share is calculated by dividing net loss by the weighted average shares of common stock outstanding during the period. For the periods presented basic and diluted net loss per share numbers are the same, as potential common shares resulting from the exercise of stock options are antidilutive. Options to purchase 4,239,588 shares of common stock were outstanding at March 31, 2003.

COMPREHENSIVE INCOME

SFAS No. 130, “Reporting Comprehensive Income” establishes standards for reporting and presentation of comprehensive income. Comprehensive loss for the Company consists of net loss plus the effect of foreign currency translation adjustments and other unrealized gains and losses, which are not material for each of the three and six month periods ended March 31, 2003 and 2002. Accordingly, comprehensive loss closely approximates actual net loss.

SEGMENT REPORTING

The Company is organized and operates as one operating segment. The Company operates primarily in one geographic area, the United States.

Net revenue by geographic region based on customer location for the three and six month periods ended March 31, 2003 and 2002 were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2003	2002	2003	2002
Net Revenue
North America	96%	96%	95%	97%
International	4%	4%	5%	3%

	100%	100%	100%	100%

Net revenue by certain customers individually that account for more than 10% of revenue for the three and six month periods ended March 31, 2003 and 2002 were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2003	2002	2003	2002
Altisys	14%	37%	18%	32%
Ingram Micro	28%	25%	25%	23%
Synnex	49%	27%	45%	31%
Others	9%	11%	12%	14%

	100%	100%	100%	100%

All significant long-lived assets are located in the United States for all periods presented.

Note 2.    RECENT ACCOUNTING PRONOUNCEMENTS

In June 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities”. The Company adopted the provisions of SFAS 146 for restructuring activities initiated after December 31, 2002. SFAS 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.

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

On September 17, 2001, the Company entered into a new note (“Promissory Note”) with Mr. Hu, replacing the

Prior Note, for the then unpaid principal amount of $800,000. The Promissory Note was full recourse and was secured by a security interest in Mr. Hu’s personal assets. During fiscal 2002, approximately $380,000 was collected against the Promissory Note. On December 27, 2002, the remaining balance on the Promissory Note was fully repaid by Mr. Hu.

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

Changes in our warranty liability for the three and six months ended March 31, 2003, are as follows (in thousands):

	Three months	Six months
Beginning balance	$625	$590
Provisions for warranty liability	79	196
Warranty cost including labor, components and scrap	(74)	(156)

Ending balance	$630	$630

Note 5.    DEFERRED STOCK COMPENSATION

The amortization of deferred stock compensation relates to the following items in the accompanying unaudited condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2003	2002	2003	2002
Research and development	$5	$36	$10	$72
Sales and marketing	2	29	4	58
General and administrative	7	28	13	56

	$14	$93	$27	$186

Note 6.    CONTINGENCIES

On September 6, 2002, Vertical Networks, Inc. filed suit against AltiGen in United States District Court for the Northern District of California, Case No. C02 04253 ( JSW), alleging infringement of Vertical Networks’ United States Patents Nos. 6,266,341; 6,289,025; 6,292,482; 6,389,009; and 6,396,849. On October 28, 2002, Vertical Networks amended its Complaint to add allegations of infringement of Patents Nos. 5,617,418 and 5,687,174. Vertical Networks filed a Second Amended Complaint on November 20, 2002 to identify the AltiGen products and/or activities that allegedly infringe the seven patents-in-suit. Vertical Networks seeks a judgment of patent infringement, damages, including treble damages for alleged willful infringement, and attorneys’ fees and costs. AltiGen filed an Answer and Counterclaims for Declaratory Relief on December 9, 2002. On

December 26, 2002, Vertical Networks filed its Answer to AltiGen’s Counterclaims. AltiGen believes it has strong defenses and arguments in this dispute and intends to vigorously litigate its position. Thus, management’s view is that any loss from this litigation is not probable or estimable

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING INFORMATION

Certain statements in this Form 10-Q contain “forward-looking” information (as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that involve risks and uncertainties, which may cause actual results to differ materially from those predicted in the forward-looking statements. Forward-looking statements can be identified by their use of such verbs as “expects,” “anticipates,” and “believes” or similar verbs or conjugations of such verbs. If any of our assumptions on which the statements are based prove incorrect or should unanticipated circumstances arise, our actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors, including, but not limited to, the “Certain Factors Affecting Business, Operating Results and Financial Conditions” described herein and the Risk Factors described in our SEC filings.

OVERVIEW

We are a leading provider of converged Internet Protocol phone systems for small and medium sized business. We began operations in July 1994 and we first recognized revenues from product sales of our Quantum board and AltiWare software in July 1996. We generated net revenues of $2.4 million and $5.2 million for the second quarter and the first six months of fiscal 2003, respectively, compared to net revenues of $2.2 million and $4.0 million for the second quarter and the first six months of fiscal 2002. As of March 31, 2003, we had an accumulated deficit of $49.8 million.

We derive our revenues from sales of our AltiServ system, which includes Quantum boards, Triton boards and AltiWare software. Product revenues consist of sales to end users (including dealers) and to distributors. Revenues from product sales to end users are recognized upon shipment. We defer recognition of sales to distributors until they resell our products to their customers. Under our distribution contracts, a distributor has the right in certain circumstances to return products the distributor determines are overstocked, so long as it provides an offsetting purchase order for products in an amount equal to or greater than the dollar value of the returned products. In addition, we provide distributors protection from subsequent price reductions. Software sales typically carry a higher gross margin than hardware sales. Our gross margins have been affected by our product mix, the average selling prices of our products and our cost of revenues.

Our cost of revenues consists of component and material costs, direct labor costs, provisions for excess and obsolete inventory, warranty costs and overhead related to manufacturing our products. We outsource our manufacturing to contract manufacturers. In the second quarter of fiscal 2003, we principally contracted with All Quality Services in San Jose. We select our manufacturing partners with the goals of ensuring a reliable supply of high-quality finished products and lowering per unit product costs as a result of manufacturing economies of scale.

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

Results of Operations

The following table sets forth consolidated statements of operations data for the periods indicated as a percentage of net revenues.

	Three Months Ended March 31,		Six Months Ended March 31,
	2003	2002	2003	2002
	(unaudited)		(unaudited)
Revenues, net	100.0%	100.0%	100.0%	100.0%
Cost of revenues	43.1	49.9	44.7	50.4

Gross profit	56.9	50.1	55.3	49.6

Operating expenses :
Research and development	44.7	45.7	38.1	51.7
Sales and marketing	55.5	70.6	49.0	75.5
General and administrative	19.8	22.9	17.4	27.1
Deferred stock compensation	0.6	4.2	0.5	4.7

Total operating expenses	120.6	143.4	105.0	159.0

Loss from operations	(63.7)	(93.3)	(49.7)	(109.4)
Interest and other income, net	2.0	3.2	3.3	4.2

Net loss	(61.7)%	(90.1)%	(46.4)%	(105.2)%

Revenues, net.    Revenues consist of sales to end users (including dealers) and to distributors. Our revenue generated from sales in North America accounted for approximately 96% and 95% for the second quarter and the first six months of fiscal 2003, respectively, compared to 96% and 97% for the second quarter and the first six months of fiscal 2002. Net revenues were $2.4 million and $5.2 million for the same periods of fiscal 2003, an increase of 9% and 33% from net revenues of $2.2 million and $4.0 million for the same periods of fiscal 2002, respectively. Sales through our main distributors, AltiSys, Ingram Micro and Synnex, accounted for approximately 14.0%, 27.7%, and 49.2%, respectively, of our revenues for the second quarter of fiscal 2003 as compared to 36.8%, 24.8%, and 27.1%, respectively, of our revenues for the same periods of fiscal 2002. The increase in revenues for the second quarter and the first six months of fiscal 2003 compared to the same periods of fiscal 2002 was due to increased demand for our AltiServ Office product and our recently introduced Internet Protocol Phone, which offers our customers a complete Internet Protocol phone system. AltiServ Office product contributed 37% of our revenues for the second quarter and the first six months of fiscal 2003, compared to approximately 31% and 30% of our revenues for the second quarter and the first six months of fiscal 2002, respectively.

Cost of revenues.    Cost of revenues was $1.0 million and $2.3 million for the second quarter and the first six months of fiscal 2003, respectively, compared to $1.1 million and $2.0 million for the same periods of fiscal 2002. Cost of revenues consists primarily of component and material costs, direct labor costs, provisions for excess and obsolete inventory, warranty costs and overhead related to manufacturing our products. Cost of revenues as a percentage of net revenues decreased from 49.9% and 50.4% for the second quarter and the first six months of fiscal 2002, respectively, to 43.1% and 44.7% for the same periods of fiscal 2003, respectively. The decrease was primarily due to lower component and overhead costs of approximately $19,000 and $32,000 for the second quarter and the first six months of fiscal 2003, respectively, as compared to the same periods of fiscal 2002, resulting from an increase in the Company’s manufacturing volume due to increased demand for our AltiServ Office product.

Gross margin.    Gross profit increased to $1.3 million and $2.9 million for the second quarter and the first six months of fiscal 2003, respectively, from $1.1 million and $2.0 million for the same periods of fiscal 2002. As a percentage of net revenues, gross margin increased to 56.9% and 55.3% for the second quarter and the first six months of fiscal 2003, respectively, from 50.1% and 49.6% for the same periods of fiscal 2002. The increase in gross profit as a percentage of net revenues was primarily due to the previously mentioned lower component and overhead costs resulting from an increase in the Company’s manufacturing volume.

Research and development expenses.    Research and development expenses remained relatively unchanged at $1.1 million and $2.0 million for the second quarter and the first six months of fiscal 2003, respectively, as compared to $1.0 million and $2.1 million for the same periods of fiscal 2002. Research and development expenses consist principally of salaries and related personnel expenses, consultant fees and prototype expenses related to the design, development and testing of our products and enhancement of our converged telephone system software. Management continues to monitor research and development expenses in line with the revenue growth.

Sales and marketing expenses.    Sales and marketing expenses decreased to $1.3 million and $2.6 million for the second quarter and the first six months of fiscal 2003, respectively, from $1.6 million and $3.0 million for the same periods of fiscal 2002. Sales and marketing expenses consist of salaries, commissions and related expenses for personnel engaged in sales and marketing functions, trade show expenses, and promotional and marketing programs and related expenses. The decrease was primarily due to cutbacks in service fee and advertising activities of approximately $232,000 and $304,000 for the second quarter and the first six months of fiscal 2003, respectively, as compared to the same periods of fiscal 2002.

General and administrative expenses.    General and administrative expenses decreased to $467,000 and $914,000 for the second quarter and the first six months of fiscal 2003, respectively, from $504,000 and $1.1 million for the same periods of fiscal 2002. The decrease was primarily due to a reduction in professional services fees of approximately $91,000 and $156,000 for the second quarter and the first six months of fiscal 2003, respectively, as compared to the same periods of fiscal 2002.

Deferred stock compensation expense.    Deferred stock compensation expense was $14,000 and $28,000 for the second quarter of fiscal 2003, respectively, as compared to $93,000 and $186,000 for the same periods of fiscal 2002. Deferred stock compensation expense reflects the amortization of stock compensation charges resulting from granting stock options at exercise prices below the deemed fair value of our common stock on the dates the options were granted. The Company expects to amortize approximately $28,000 in the remaining quarters of fiscal 2003, which represents the remaining balance of this deferred stock compensation.

Interest and other income, net.    Net interest and other income decreased to $48,000 for the second quarter of fiscal 2003 from $70,000 for the same period of fiscal 2002 due to reductions in invested principal and interest rates. Net interest and other income increased to $173,000 for the first six months of fiscal 2003 from $169,000 for the same period of fiscal 2002 due to recognition of interest received from outstanding promissory notes of approximately $115,000. The Company invests primarily in highly liquid, short-term investments.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through the sale of equity securities. As of March 31, 2003, we had cash and short-term investments totaling $10.4 million, consisting of cash and cash equivalents of $8.9 million and $1.5 million of highly liquid short-term investments.

Net cash used in our operating activities was $2.2 million and $3.6 million for the six months ended March 31, 2003 and 2002, respectively. The decrease in net cash used by operating activities for the first six months of fiscal 2003 compared to the same period of fiscal 2002 was primarily the result of decreases in (i) research and development expenses of approximately $52,000, (ii) selling and marketing expenses of approximately $428,000, (iii) general and administrative expenses of approximately $162,000, and (iv) the account receivable balance as of March 31, 2003 of approximately $464,000 as a result of more aggressive collection efforts.

Net cash provided by (used in) investing activities was $3.5 million and ($5.7) million for the six months ended March 31, 2003 and 2002, respectively was primarily a result of proceeds from the sale of short-term investments net of purchases of $3.4 million and ($5.6) million.

Net cash provided by financing activities was $371,000 for the six months ended March 31, 2003, which consisted primarily of proceeds from issuances of common stock under our employee stock options and stock purchase plans of approximately $28,000 and repayment of outstanding promissory notes of approximately $343,000. Net cash used in financing activities was $429,000 for the six months ended March 31, 2002, which was primarily a result of repurchases of our common stock of approximately $909,000, proceeds from issuances of common stock under our employee stock option and stock purchase plan of approximately $114,000 and repayment of outstanding promissory notes of approximately $366,000.

We intend to continue to invest our cash in excess of current operating requirements in short-term, interest bearing investment-grade securities

We do not have any material commitments for capital expenditures as of March 31, 2003. We estimate that we have sufficient cash reserves to allow us to continue operations for more than a year. Our cash and short term investments totaled $10.4 million as of March 31, 2003, and our quarterly net cash used in operating activities was $1.4 million. Our estimate assumes that our quarterly net cash usage rate does not deteriorate or improve over this period.

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

On February 27, 2002, Nasdaq staff notified us that our common stock had failed to maintain a minimum bid price of $1.00 over the previous 30 consecutive trading days as required by The Nasdaq National Market set forth in Marketplace Rule 4450(a)5 (the “Rule”). In accordance with Marketplace Rule 4450(e)2, we were provided 90 calendar days, or until May 28, 2002 to regain compliance with the Rule. On June 12, 2002, we transferred to The Nasdaq SmallCap Market and we were afforded the remainder of this market’s 180 calendar day grace period, or until August 26, 2002, to regain compliance with the minimum $1.00 bid price per share requirement, set forth on Marketplace Rule 4310(c)8(D) and on August 27, 2002, we were provided an additional 180 calendar days, or until February 24, 2003, to regain compliance with the Rule. Further, on March 18, 2003, we were provided an additional 90 calendar days, or until May 27, 2003, to regain compliance with the Rule. Since April 7, 2003, the closing bid price of our common stock has been at $1.00 per share or greater for at least 10 consecutive trading days. Accordingly, we have regained compliance with the Rule, however, there can be no assurances that we will continue to be in compliance with the Rule.

If we were delisted from The Nasdaq SmallCap Market, there would be a reduction in the liquidity of any investment in our common stock and a material adverse effect on the price of our common stock. Delisting would reduce the ability of holders of our common stock to purchase or sell shares as quickly and as inexpensively as they could have done in the past. This lack of liquidity would make it more difficult for us to raise capital in the future.

CERTAIN FACTORS AFFECTING BUSINESS, OPERATING RESULTS, AND FINANCIAL CONDITION

Risks Related to AltiGen

We have a history of losses and expect to incur future losses, which may prevent us from becoming profitable.

We have experienced operating losses since our inception. As of March 31, 2003 we had an accumulated deficit of $49.8 million. We expect to incur operating losses for the foreseeable future, and these losses may be substantial. Further, we expect our operating cash flows to be negative for the foreseeable future. Because we expect continued expenditures for product development, and sales and marketing activities, we will need to increase revenues significantly to achieve profitability and positive operating cash flows. Even if we do achieve profitability and positive operating cash flows, we may not be able to sustain or increase profitability or positive operating cash flows on a quarterly or annual basis.

If we are unable to comply with Nasdaq’s continued listing requirements, our common stock could be delisted from the Nasdaq SmallCap Market.

On February 27, 2002, Nasdaq staff notified us that our common stock had failed to maintain a minimum bid price of $1.00 over the previous 30 consecutive trading days as required by The

Nasdaq National Market set forth in Marketplace Rule 4450(a)5 (the “Rule”). In accordance with Marketplace Rule 4450(e)2, we were provided 90 calendar days, or until May 28, 2002 to regain compliance with the Rule. On June 12, 2002, we transferred to The Nasdaq SmallCap Market and we were afforded the remainder of this market’s 180 calendar day grace period, or until August 26, 2002, to regain compliance with the minimum $1.00 bid price per share requirement, set forth on Marketplace Rule 4310(c)8(D) and on August 27, 2002, we were provided an additional 180 calendar days, or until February 24, 2003, to regain compliance with the Rule. Further, on March 18, 2003, we were provided an additional 90 calendar days, or until May 27, 2003, to regain compliance with the Rule. Since April 7, 2003, the closing bid price of our common stock has been at $1.00 per share or greater for at least 10 consecutive trading days. Accordingly, we have regained compliance with the Rule, however, there can be no assurances that we will continue to be in compliance with the Rule.

If we were delisted from The Nasdaq SmallCap Market, there would be a reduction in the liquidity of any investment in our common stock and a material adverse effect on the price of our common stock. Delisting would reduce the ability of holders of our common stock to purchase or sell shares as quickly and as inexpensively as they could have done in the past. This lack of liquidity would make it more difficult for us to raise capital in the future.

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

Sales through our three key distributors, Altisys, Synnex, and Ingram Micro accounted for 90.9% of our net revenues in the second quarter of fiscal 2003. Our business and operating results will suffer if any of these distributors does not continue distributing our products, fails to distribute the volume of our products that it currently distributes or fails to expand our customer base. We also need to establish and maintain relationships with additional distributors and original equipment manufacturers. We may not be able to establish, or successfully manage, relationships with additional distribution partners. In addition, our agreements with distributors typically provide for termination by either party upon written notice to the other party. For example, our agreement with Synnex provides for termination, with or without cause, by either party upon 30 days’ written notice to the other party, or upon insolvency or bankruptcy. Generally, these agreements are non-exclusive and distributors sell products that compete with ours. If we fail to establish or maintain relationships with distributors and original equipment manufacturers, our ability to increase or maintain our sales and our customer base will be substantially harmed.

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

We purchase technology from third parties that are incorporated into our products, including virtually all of our hardware products. We order sole-sourced components using purchase orders and do not have supply contracts for them. One sole-sourced component, a Texas Instruments digital signal processing integrated circuit chip, is particularly important to our business because it is included in virtually all of our Triton family products. If we were unable to purchase an adequate supply of these sole-sourced components on a timely basis, we would be required to develop alternative solutions. This could entail qualifying an alternative source or redesigning our products based on different components. Our inability to obtain these sole-sourced components, especially the Texas Instruments digital integrated circuit chip, could significantly delay shipment of our products, which could have a negative effect on our business, financial condition and results of operations.

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

We currently offer a one-year hardware guarantee to end users. If our products fail within the first year, we face replacement costs. Our insurance policies may not provide sufficient or any coverage should a claim be asserted. In addition, our introduction of products and systems with reliability, quality or compatibility problems could result in reduced revenues, uncollectible accounts receivable, delays in collecting accounts receivable, warranties and additional costs. Our customers, end users or employees could find errors in our products and systems after we have begun to sell them, resulting in product redevelopment costs and loss of, or delay in, their acceptance by the markets in which we compete. Further, we may experience significant product returns in the future. Claims could also be brought because of problems with our products or services. Any of these events could have a material adverse effect on our business, financial condition and results of operations.

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

On September 6, 2002, Vertical Networks, Inc. filed suit against AltiGen in United States District Court for the Northern District of California, Case No. C02 04253 ( JSW), alleging infringement of Vertical Networks’ United States Patents Nos. 6,266,341; 6,289,025; 6,292,482; 6,389,009; and 6,396,849. On October 28, 2002, Vertical Networks amended its Complaint to add allegations of infringement of Patents Nos. 5,617,418 and 5,687,174. Vertical Networks filed a Second Amended Complaint on November 20, 2002 to identify the AltiGen products and/or activities that allegedly infringe the seven patents-in-suit. Vertical Networks seeks a judgment of patent infringement, damages, including treble damages for alleged willful infringement, and attorneys’ fees and costs. AltiGen filed an Answer and Counterclaims for Declaratory Relief on December 9, 2002. On December 26, 2002, Vertical Networks filed its Answer to AltiGen’s Counterclaims. AltiGen believes it has strong defenses and arguments in this dispute and intends to vigorously litigate its position.

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

Legislative actions and potential new accounting pronouncements are likely to cause our general and administrative expenses to increase and impact our future financial position and results of operations.

In order to comply with the newly adopted Sarbanes-Oxley Act of 2002, as well as proposed changes to listing standards by Nasdaq, and proposed accounting changes by the Securities and Exchange Commission, we may be required to increase our internal controls, hire additional personnel and additional outside legal, accounting and advisory services, all of which could cause our general and administrative costs to increase. Proposed changes in the accounting rules, including legislative and other proposals to account for employee stock options as compensation expense among others, could increase expenses and adversely affect our operating results.

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

Item 4.    Controls and Procedures

(a)    Evaluation of disclosure controls and procedures.    Our chief executive officer and our chief financial officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) of the Exchange Act as of a date (the “Evaluation Date”) within 90 days before the filing date of this quarterly report on Form 10-Q have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures are effective to ensure that information that the Company is required to disclose in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

On September 6, 2002, Vertical Networks, Inc. filed suit against AltiGen in United States District Court for the Northern District of California, Case No. C02 04253 ( JSW), alleging infringement of Vertical Networks’ United States Patents Nos. 6,266,341; 6,289,025; 6,292,482; 6,389,009; and 6,396,849. On October 28, 2002, Vertical Networks amended its Complaint to add allegations of infringement of Patents Nos. 5,617,418 and 5,687,174. Vertical Networks filed a Second Amended Complaint on November 20, 2002 to identify the AltiGen products and/or activities that allegedly infringe the seven patents-in-suit. Vertical Networks seeks a judgment of patent infringement, damages, including treble damages for alleged willful infringement, and attorneys’ fees and costs. AltiGen filed an Answer and Counterclaims for Declaratory Relief on December 9, 2002. On December 26, 2002, Vertical Networks filed its Answer to AltiGen’s Counterclaims. AltiGen believes it has strong defenses and arguments in this dispute and intends to vigorously litigate its position.

Item 4.    Submission of Matters to a Vote of Security Holders

At the Company’s annual meeting of stockholders on February 6, 2003, the stockholders voted on the following two proposals and cast their votes as follows:

Proposal 1:    Election of Class I Directors.

Nominee	For	Withheld
Kenneth Tai	10,157,138	117,353
Arnold Gia-Shuh Jang, Ph.D.	10,160,888	113,603

Continuing Class II Directors:

Richard Black

Wen-Huang (Simon) Chang

Continuing Class III Directors:

Gilbert Hu

Proposal 2:    Ratification of Appointment of Deloitte & Touche LLP as Independent Public Accountants for the Fiscal Year Ending September 30, 2003.

For	Against	Abstain
10,223,927	12,703	37,861

Item 6.    Exhibits and Reports on Form 8-K

(a)    Exhibits:

Number	Exhibit Description

99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)    Reports on Form 8-K:

AltiGen filed a Current report on Form 8-K, dated April 30, 2003, reporting Item 7, relating to the issuance of a press release announcing the second quarter 2003 results.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Fremont, State of California, on the 14th day of May, 2003.

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003	By:	/s/ GILBERT HU
Gilbert Hu Chief Executive Officer

CERTIFICATION

I, Philip M. McDermott, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of AltiGen Communications, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003	By:	/s/ PHILIP M. MCDERMOTT
Philip M. McDermott Chief Financial Officer