Form 10-Q
period 2003-06-30
ALTIGEN COMMUNICATIONS INC
filed 2003-08-08
CIK 1003607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

The number of shares of registrant’s common stock outstanding as of August 6, 2003 was: 13,803,820 shares.

PART I. FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements

ALTIGEN COMMUNICATIONS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except share and per share amounts)

	June 30, 2003	September 30, 2002
ASSETS

Current assets:
Cash and cash equivalents	$7,709	$7,210
Short-term investments	2,163	4,938

Accounts receivable, net of allowances of $194 and $227 at June 30, 2003 and September 30, 2002, respectively	1,622	1,656
Inventories	868	1,263
Prepaid expenses and other current assets	363	213
Promissory note from officer / stockholder (Note 3)	—	343

Total current assets	12,725	15,623

Property and equipment:
Furniture and equipment	2,080	2,033
Computer software	922	922

	3,002	2,955
Less: Accumulated depreciation and amortization	(2,660)	(2,320)

Net property and equipment	342	635

Other non-current assets:
Long-term investment	195	195
Long-term deposit	—	53

Total other non-current assets	195	248

Total assets	$13,262	$16,506

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$611	$538
Accrued liabilities:
Payroll and related benefits	316	316
Warranty (Note 4)	633	590
Marketing	338	436
Other	660	850
Deferred revenue	215	405

Total current liabilities	2,773	3,135

Stockholders’ equity:
Convertible preferred stock, $0.001 par value; Authorized – 5,000,000 shares; None outstanding at June 30, 2003 and September 30, 2002	—	—
Common stock, $0.001 par value; Authorized – 50,000,000 shares; Outstanding – 14,784,420 shares at June 30, 2003 and 14,543,606 shares at September 30, 2002	15	14
Treasury stock at cost – 1,063,895 shares at March 31, 2003 and September 30, 2002	(1,014)	(1,014)
Additional paid-in capital	61,883	61,740
Deferred stock compensation	(14)	(55)
Accumulated other comprehensive gain	—	—
Accumulated deficit	(50,381)	(47,314)

Total stockholders’ equity	10,489	13,371

Total liabilities and stockholders’ equity	$13,262	$16,506

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALTIGEN COMMUNICATIONS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2003	2002	2003	2002
Revenues, net	$3,401	$2,765	$8,646	$6,736
Cost of revenues	1,397	1,206	3,741	3,207

Gross profit	2,004	1,559	4,905	3,529

Operating expenses:
Research and development	1,003	1,039	3,003	3,090
Sales and marketing	1,154	1,491	3,726	4,491
General and administrative	507	547	1,420	1,622
Deferred stock compensation (Note 5)	14	93	41	278

Total operating expenses	2,678	3,170	8,190	9,481

Loss from operations	(674)	(1,611)	(3,285)	(5,952)
Interest and other income, net	45	61	218	229

Net loss	$(629)	$(1,550)	$(3,067)	$(5,723)

Basic and diluted net loss per share	$(0.05)	$(0.12)	$(0.23)	$(0.43)

Shares used in computing basic and diluted net loss per share	13,655	13,390	13,573	13,335

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALTIGEN COMMUNICATIONS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Nine Months Ended June 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,067)	$(5,723)
Adjustments to reconcile net loss to net cash used in operating activities :
Depreciation and amortization	340	459
Amortization of deferred stock compensation	41	278
Changes in operating assets and liabilities
Accounts receivable	34	(168)
Inventories	395	954
Prepaid expenses and other current assets	(150)	(76)
Accounts payable	73	229
Accrued liabilities	(245)	123
Deferred revenue	(190)	(184)

Net cash used in operating activities	(2,769)	(4,108)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(10,164)	(26,367)
Proceeds from sale and maturities of short-term investments	12,939	23,198
Purchases of property and equipment	(47)	(86)
Increase in other non-current assets	53	—

Net cash provided by (used in) investing activities	2,781	(3,255)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuances of common stock	144	209
Purchase of treasury stock	—	(910)
Collection of promissory note from officer/stockholder	343	373
Unrealized gain on short term investments	—	5

Net cash provided by (used in) financing activities	487	(323)

NET DECREASE IN CASH AND CASH EQUIVALENTS	499	(7,686)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	7,210	11,900

CASH AND CASH EQUIVALENTS, END OF PERIOD	$7,709	$4,214

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

CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

The Company considers all highly liquid investments with an original maturity of three months or less from the date of purchase to be cash equivalents. Short-term investments primarily consist of high-grade debt securities with original maturities greater than three months but less than one year and are classified as “available-for-sale” investments. As of June 30, 2003, the Company’s cash and cash equivalents consisted of commercial paper and cash deposited in checking and money market accounts. For the first nine months of fiscal years 2003 and 2002, the Company did not make any cash payments for interest or income taxes.

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

	June 30, 2003	September 30, 2002
Raw materials	$108	$455
Work-in-progress	158	80
Finished goods	602	728

	$868	$1,263

LONG-TERM INVESTMENT

As of June 30, 2003, the Company has an approximately $195,000 equity investment in a private China based telecommunications company, accounted for using the cost method. AltiGen’s interest in the company is approximately 2% and AltiGen does not have the ability to exercise significant influence.

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

STOCK –BASED COMPENSATION

The Company accounts for employee stock-based compensation arrangements under the provisions of Accounting Principles Board (“APB”) Opinion No. 25 and related interpretations. Statement of Financial Accounting Standards (“SFAS”) No. 123 permits the use of either a fair-value based method or the intrinsic value method under APB Opinion No. 25 to account for employee stock-based compensation arrangements. Companies that elect to use the intrinsic value method provided in APB Opinion No. 25 are required to disclose the pro forma net income (loss) and net income (loss) per share that would have resulted from the use of the fair value method. The Company has provided below the pro forma disclosures of the effect on net loss and net loss per share as if SFAS No. 123, as amended by SFAS No. 148, had been applied in measuring compensation expense for all periods presented (in thousands, except per share data).

	Three Months Ended June 30,		Nine Months Ended June 30,
	2003	2002	2003	2002
Reported net loss	$(629)	$(1,550)	$(3,067)	$(5,723)
Add: Total stock-based employee compensation expense included in reported net loss	14	93	41	278
Deduct: Total stock-based employee compensation expense under fair value based method for all Awards	(552)	(665)	(1,735)	(2,110)

Pro forma net loss under SFAS No 123	$(1,167)	$(2,122)	$(4,761)	$(7,555)

Basic and diluted—as reported	$(0.05)	$(0.12)	$(0.23)	$(0.43)

Basic and diluted—pro forma	$(0.09)	$(0.16)	$(0.35)	$(0.57)

Assumptions:
Dividend Yield	—	—	—	—
Volatility factor	100.40%	109.21%	100.40%	109.21%
Risk free interest rate	2.91%	4.47%	2.91%	4.47%
Expected Life of Option	5 years	5 years	5 years	5 years

COMPUTATION OF BASIC AND DILUTED NET LOSS PER SHARE

Historical net loss per share has been calculated under SFAS No. 128, “Earnings per Share.” SFAS No. 128 requires companies to compute earnings per share under two methods (basic and diluted). Basic net loss per share is calculated by dividing net loss by the weighted average shares of common stock outstanding during the period. For the periods presented, basic and diluted net loss per share numbers are the same, as potential common shares resulting from the exercise of stock options are antidilutive. Options to purchase 4,134,085 shares of common stock were outstanding at June 30, 2003.

COMPREHENSIVE INCOME

SFAS No. 130, “Reporting Comprehensive Income” establishes standards for reporting and presentation of comprehensive income. Comprehensive loss for the Company consists of net loss plus the effect of foreign currency translation adjustments and other unrealized gains and losses, which are not material for each of the three and nine month periods ended June 30, 2003 and 2002. Total other comprehensive gain for the nine months ended June 30, 2003 and 2002 was $1,000 and $4,000, respectively.

SEGMENT REPORTING

The Company is organized and operates as one operating segment. The Company operates primarily in one geographic area, North America, and mainly in one country, the United States.

Net revenue by geographic region based on customer location for the three and nine month periods ended June 30, 2003 and 2002 were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2003	2002	2003	2002
Net Revenue
North America	91%	94%	94%	95%
International	9%	6%	6%	5%

	100%	100%	100%	100%

Net revenue by certain customers individually that account for more than 10% of revenue for the three and nine month periods ended June 30, 2003 and 2002 were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2003	2002	2003	2002
Altisys	22%	20%	20%	27%
Ingram Micro	18%	28%	22%	26%
Synnex	48%	28%	46%	30%
Others	12%	24%	12%	17%

	100%	100%	100%	100%

All significant long-lived assets are located in the United States for all periods presented.

Note 2. RECENT ACCOUNTING PRONOUNCEMENTS

In June 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities”. The Company adopted the provisions of SFAS 146 for restructuring activities initiated after December 31, 2002. SFAS 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.

In November 2002, the FASB issued FASB interpretation number (FIN) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, which elaborates on the disclosures to be made by guarantor in its interim and annual financial statements about its obligations under certain guarantees that it is issued. The Company has adopted the disclosure requirement of this standard in connection with product warranties.

In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables”. The provisions of EITF Issue No. 00-21 are applicable to agreements entered into in fiscal periods beginning after June 15, 2003. The management is in the process of determining the impact of the provisions of the EITF No. 00-21 on operating results and financial condition of the Company.

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

Changes in our warranty liability for the three and nine months ended June 30, 2003, are as follows (in thousands):

	Three months	Nine months
Beginning balance	$630	$590
Provisions for warranty liability	55	251
Warranty cost including labor, components and scrap	(52)	(208)

Ending balance	$633	$633

Note 5. DEFERRED STOCK COMPENSATION

The amortization of deferred stock compensation relates to the following items in the accompanying unaudited condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2003	2002	2003	2002
Research and development	$5	$36	$15	$108
Sales and marketing	2	29	6	87
General and administrative	7	28	20	83

	$14	$93	$41	$278

Note 6. CONTINGENCIES

On September 6, 2002, Vertical Networks, Inc. filed suit against AltiGen Communications, Inc. in the United States District Court for the Northern District of California, alleging infringement of Vertical Networks’ United States Patents Nos. 6,266,341; 6,289,025; 6,292,482; 6,389,009; and 6,396,849. On October 28, 2002, Vertical Networks amended its Complaint to add allegations of infringement of Patents Nos. 5,617,418 and 5,687,174. Vertical Networks filed a Second Amended Complaint on November 20, 2002 to identify the AltiGen products and/or activities that allegedly infringe the seven patents-in-suit. Vertical Networks seeks a judgment of patent infringement, damages, including treble damages for alleged willful infringement, and attorneys’ fees and costs. AltiGen filed an Answer and Counterclaims for Declaratory Relief on December 9, 2002. On December 26, 2002, Vertical Networks filed its Answer to AltiGen’s Counterclaims. Vertical Networks served its Preliminary Infringement Contentions on AltiGen on April 9, 2003 and AltiGen served its Preliminary Invalidity Contentions on June 3, 2003, and July 14, 2003. To date, the parties have exchanged some discovery, but no depositions have been taken, and no motions are currently pending. AltiGen believes it has strong defenses and arguments in this dispute and intends to vigorously litigate its position. Thus, management’s view is that any loss from this litigation is not probable or estimable.

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

OVERVIEW

We are a leading provider of converged Internet Protocol phone systems for small and medium sized business. We began operations in July 1994 and we first recognized revenues from product sales of our Quantum board and AltiWare software in July 1996. We generated net revenues of $3.4 million and $8.6 million for the third quarter and the first nine months of fiscal 2003, respectively, compared to net revenues of $2.8 million and $6.7 million for the third quarter and the first nine months of fiscal 2002. As of June 30, 2003, we had an accumulated deficit of $50.4 million.

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

Our cost of revenues consists of component and material costs, direct labor costs, provisions for excess and obsolete inventory, warranty costs and overhead related to manufacturing our products. We outsource our manufacturing to contract manufacturers. In the third quarter of fiscal 2003, we principally contracted with All Quality Services in San Jose. We select our manufacturing partners with the goals of ensuring a reliable supply of high-quality finished products and lowering per unit product costs as a result of manufacturing economies of scale.

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

Results of Operations

The following table sets forth consolidated statements of operations data for the periods indicated as a percentage of net revenues.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2003	2002	2003	2002
	(unaudited)		(unaudited)
Revenues, net	100.0%	100.0%	100.0%	100.0%
Cost of revenues	41.1	43.6	43.3	47.6

Gross profit	58.9	56.4	56.7	52.4
Operating expenses:
Research and development	29.5	37.5	34.7	45.9
Sales and marketing	33.9	53.9	43.1	66.7
General and administrative	14.9	19.9	16.4	24.1
Deferred stock compensation	0.4	3.4	0.5	4.1

Total operating expenses	78.7	114.7	94.7	140.8

Loss from operations	(19.8)	(58.3)	(38.0)	(88.4)
Interest and other income, net	1.3	2.2	2.5	3.4

Net loss	(18.5)%	(56.1)%	(35.5)%	(85.0)%

Revenues, net. Revenues consist of sales to end users (including dealers) and to distributors. Our revenue generated from sales in North America accounted for approximately 91% and 94% for the third quarter and the first nine months of fiscal 2003, respectively, compared to 94% and 95% for the third quarter and the first nine months of fiscal 2002. Net revenues were $3.4 million and $8.6 million for the same periods of fiscal 2003, an increase of 23% and 28% from net revenues of $2.8 million and $6.7 million for the same periods of fiscal 2002, respectively. Sales through our main distributors, AltiSys, Ingram Micro and Synnex, accounted for approximately 21.7%, 17.8%, and 48.4%, respectively, of our revenues for the third quarter of fiscal 2003 as compared to 19.6%, 28.4%, and 27.8%, respectively, of our revenues for the same periods of fiscal 2002. The increase in revenues for the third quarter and the first nine months of fiscal 2003 compared to the same periods of fiscal 2002 was due to increased demand for our AltiServ Office product and our recently introduced Internet Protocol Phone. AltiServ Office product contributed 34% and 36% of our revenues for the third quarter and the first nine months of fiscal 2003, compared to approximately 27% and 29% of our revenues for the third quarter and the first nine months of fiscal 2002, respectively.

Cost of revenues. Cost of revenues was $1.4 million and $3.7 million for the third quarter and the first nine months of fiscal 2003, respectively, compared to $1.2 million and $3.2 million for the same periods of fiscal 2002. Cost of revenues consists primarily of component and material costs, direct labor costs, provisions for excess and obsolete inventory, warranty costs and overhead related to manufacturing our products. Cost of revenues as a percentage of net revenues decreased from 43.6% and 47.6% for the third quarter and the first nine months of fiscal 2002, respectively, to 41.1% and 43.3% for the same periods of fiscal 2003, respectively. The decrease was primarily due to lower component, overhead and warranty costs of approximately $139,000 for the third quarter of fiscal 2003 as compared to the same period of fiscal 2002, resulting from an increase in the Company’s manufacturing volume due to increased demand for our AltiServ Office product and operating efficiencies. For the first nine months of fiscal 2003, the decrease was primarily due to lower component and overhead cost of approximately $61,000 as compared to the same period of fiscal 2002.

Gross profit. Gross profit increased to $2.0 million and $4.9 million for the third quarter and the first nine months of fiscal 2003, respectively, from $1.6 million and $3.5 million for the same periods of fiscal 2002. As a percentage of net revenues, gross profit increased to 58.9% and 56.7% for the third quarter and the first nine months of fiscal 2003, respectively, from 56.4% and 52.4% for the same periods of fiscal 2002. The increase in gross profit as a percentage of net revenues was primarily due to lower component, overhead and warranty costs resulting from an increase in the Company’s manufacturing volume and operating efficiencies.

Research and development expenses. Research and development expenses remained relatively unchanged at $1.0 million and $3.0 million for the third quarter and the first nine months of fiscal 2003, respectively, as compared to $1.0 million and $3.1 million for the same periods of fiscal 2002. Research and development expenses consist principally of salaries and related personnel expenses, consultant fees and prototype expenses related to the design, development and testing of our products and enhancement of our converged telephone system software. Management continues to monitor research and development expenses in line with the revenue growth.

Sales and marketing expenses. Sales and marketing expenses decreased to $1.2 million and $3.7 million for the third quarter and the first nine months of fiscal 2003, respectively, from $1.5 million and $4.5 million for the same periods of fiscal 2002. Sales and marketing expenses consist of salaries, commissions and related expenses for personnel engaged in sales and marketing functions, trade show expenses, and promotional and marketing programs and related expenses.

The decrease was primarily due to cutbacks in professional service fee, trade show and advertising activities of approximately $128,000 and $411,000 for the third quarter and the first nine months of fiscal 2003, respectively, as compared to the same periods of fiscal 2002.

General and administrative expenses. General and administrative expenses remained relatively unchanged at $507,000 for the third quarter of fiscal 2003 as compared to $547,000 for the same period of fiscal 2002. General and administrative expenses decreased to $1.4 million for the first nine months of fiscal 2003 from $1.6 million for the same periods of fiscal 2002. The decrease was primarily due to a reduction in professional services fees of approximately $201,000.

Deferred stock compensation expense. Deferred stock compensation expense was $14,000 and $41,000 for the third quarter and the first nine months of fiscal 2003, respectively, as compared to $93,000 and $278,000 for the same periods of fiscal 2002. Deferred stock compensation expense reflects the amortization of stock compensation charges resulting from granting stock options at exercise prices below the deemed fair value of our common stock on the dates the options were granted. The Company expects to amortize approximately $14,000 in the remaining quarter of fiscal 2003, which represents the remaining balance of this deferred stock compensation.

Interest and other income, net. Net interest and other income decreased to $45,000 and $218,000 for the third quarter and the first nine months of fiscal 2003, respectively, from $61,000 and $229,000 for the same period of fiscal 2002 due to reductions in invested principal and interest rates. The Company invests primarily in highly liquid, short-term investments.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through the sale of equity securities. As of June 30, 2003, we had cash and short-term investments totaling $9.9 million, consisting of cash and cash equivalents of $7.7 million and $2.2 million of highly liquid short-term investments.

Net cash used in our operating activities was $2.8 million and $4.1 million for the nine months ended June 30, 2003 and 2002, respectively. The decrease in net cash used by operating activities for the first nine months of fiscal 2003 compared to the same period of fiscal 2002 was primarily the result of decreases in (i) research and development expenses of approximately $87,000, (ii) selling and marketing expenses of approximately $765,000, (iii) general and administrative expenses of approximately $202,000, and (iv) the inventory balance as of June 30, 2003 of approximately $395,000 as a result of inventory management.

Net cash provided by (used in) investing activities was $2.8 million and ($3.3) million for the nine months ended June 30, 2003 and 2002, respectively was primarily a result of proceeds net of purchases from the sale of short-term investments net of purchases of $2.8 million and ($3.2) million.

Net cash provided by financing activities was $487,000 for the nine months ended June 30, 2003, which consisted primarily of proceeds from issuances of common stock under our employee stock options and stock purchase plans of approximately $144,000 and collection of outstanding promissory notes of approximately $343,000. Net cash used in financing activities was $323,000 for the nine months ended June 30, 2002, which was primarily a result of repurchases of our common stock of approximately $910,000, proceeds from issuances of common stock under our employee stock option and stock purchase plan of approximately $209,000 and collection of outstanding promissory notes of approximately $373,000.

We intend to continue to invest our cash in excess of current operating requirements in short-term, interest bearing investment-grade securities

We do not have any material commitments for capital expenditures as of June 30, 2003. We estimate that we have sufficient cash reserves to allow us to continue operations for more than a year. Our cash and short term investments totaled $9.9 million as of June 30, 2003, and our recent quarterly net cash used in operating activities was $616,000.

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

We have experienced operating losses since our inception. As of June 30, 2003 we had an accumulated deficit of $50.4 million. We expect to incur operating losses for the foreseeable future, and these losses may be substantial. Further, we expect our operating cash flows to be negative for the foreseeable future. Because we expect continued expenditures for product development, and sales and marketing activities, we will need to increase revenues significantly to achieve profitability and positive operating cash flows. Even if we do achieve profitability and positive operating cash flows, we may not be able to sustain or increase profitability or positive operating cash flows on a quarterly or annual basis.

If we are unable to comply with Nasdaq’s continued listing requirements, our common stock could be delisted from the Nasdaq SmallCap Market.

On February 27, 2002, Nasdaq staff notified us that our common stock had failed to maintain a minimum bid price of $1.00 over the previous 30 consecutive trading days as required by The Nasdaq National Market set forth in Marketplace Rule 4450(a)5 (the “Rule”). In accordance with Marketplace Rule 4450(e)2, we were provided 90 calendar days, or until May 28, 2002 to regain compliance with the Rule. On June 12, 2002, we transferred to The Nasdaq SmallCap Market and we were afforded the remainder of this market’s 180 calendar day grace period, or until August 26, 2002, to regain compliance with the minimum $1.00 bid price per share requirement, set forth on Marketplace Rule 4310(c)8(D) and on August 27, 2002, we were provided an additional 180 calendar days, or until February 24, 2003, to regain compliance with the Rule. Further, on March 18, 2003, we were provided an additional 90 calendar days, or until May 27, 2003, to regain compliance with the Rule. Since April 7, 2003, the closing bid price of our common stock has been at $1.00 per share or greater for at least 10 consecutive trading days. Accordingly, we have regained compliance with the Rule. However, there can be no assurances that we will continue to be in compliance with the Rule.

If we are delisted from The Nasdaq SmallCap Market, there would be a reduction in the liquidity of any investment in our common stock and a material adverse effect on the price of our common stock. Delisting would reduce the ability of holders of our common stock to purchase or sell shares as quickly and as inexpensively as they could have done in the past. This lack of liquidity would make it more difficult for us to raise capital in the future.

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

Sales through our three key distributors, Altisys, Synnex, and Ingram Micro accounted for 87.9% of our net revenues in the third quarter of fiscal 2003. Our business and operating results will suffer if any of these distributors does not continue distributing our products, fails to distribute the volume of our products that it currently distributes or fails to expand our customer base. We also need to establish and maintain relationships with additional distributors and original equipment manufacturers. We may not be able to establish, or successfully manage, relationships with additional distribution partners. In addition, our agreements with distributors typically provide for termination by either party upon written notice to the other party. For example, our agreement with Synnex provides for termination, with or without cause, by either party upon 30 days’ written notice to the other party, or upon insolvency or bankruptcy. Generally, these agreements are non-exclusive and distributors sell products that compete with ours. If we fail to establish or maintain relationships with distributors and original equipment manufacturers, our ability to increase or maintain our sales and our customer base will be substantially harmed.

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

On September 6, 2002, Vertical Networks, Inc. filed suit against AltiGen Communications, Inc. in the United States District Court for the Northern District of California, alleging infringement of Vertical Networks’ United States Patents Nos. 6,266,341; 6,289,025; 6,292,482; 6,389,009; and 6,396,849. On October 28, 2002, Vertical Networks amended its Complaint to add allegations of infringement of Patents Nos. 5,617,418 and 5,687,174. Vertical Networks filed a Second Amended Complaint on November 20, 2002 to identify the AltiGen products and/or activities that allegedly infringe the seven patents-in-suit. Vertical Networks seeks a judgment of patent infringement, damages, including treble damages for alleged willful infringement, and attorneys’ fees and costs. AltiGen filed an Answer and Counterclaims for Declaratory Relief on December 9, 2002. On December 26, 2002, Vertical Networks filed its Answer to AltiGen’s Counterclaims. Vertical Networks served its Preliminary Infringement Contentions on AltiGen on April 9, 2003 and AltiGen served its Preliminary Invalidity Contentions on June 3, 2003, and July 14, 2003. To date, the parties have exchanged some discovery, but no depositions have been taken, and no motions are currently pending. AltiGen believes it has strong defenses and arguments in this dispute and intends to vigorously litigate its position.

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

We may not be successful in managing any future growth. We have expanded our operations rapidly since our inception. In order to manage this expansion and to grow in the future, we may need to expand or enhance our management, manufacturing, research and development and sales and marketing capabilities. We may not be able to hire the management, staff or other personnel required to do so.

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

In order to comply with the newly adopted Sarbanes-Oxley Act of 2002, proposed changes to listing standards by Nasdaq and proposed accounting changes by the Securities and Exchange Commission, we may be required to increase our internal controls, hire additional personnel and additional outside legal, accounting and advisory services, all of which could cause our general and administrative costs to increase. Proposed changes in the accounting rules, including legislative and other proposals to account for employee stock options as compensation expense among others, could increase expenses and adversely affect our operating results.

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

Evaluation of disclosure controls and procedures. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings

We may become parties to litigation in the normal course of our business. Litigation in general, and intellectual property and securities litigation in particular, can be expensive and disruptive to normal business operations. Moreover, the results of complex litigation are difficult to predict.

On September 6, 2002, Vertical Networks, Inc. filed suit against AltiGen Communications, Inc. in the United States District Court for the Northern District of California, alleging infringement of Vertical Networks’ United States Patents Nos. 6,266,341; 6,289,025; 6,292,482; 6,389,009; and 6,396,849. On October 28, 2002, Vertical Networks amended its Complaint to add allegations of infringement of Patents Nos. 5,617,418 and 5,687,174. Vertical Networks filed a Second Amended Complaint on November 20, 2002 to identify the AltiGen products and/or activities that allegedly infringe the seven patents-in-suit. Vertical Networks seeks a judgment of patent infringement, damages, including treble damages for alleged willful infringement, and attorneys’ fees and costs. AltiGen filed an Answer and Counterclaims for Declaratory Relief on December 9, 2002. On December 26, 2002, Vertical Networks filed its Answer to AltiGen’s Counterclaims. Vertical Networks served its Preliminary Infringement Contentions on AltiGen on April 9, 2003 and AltiGen served its Preliminary Invalidity Contentions on June 3, 2003, and July 14, 2003. To date, the parties have exchanged some discovery, but no depositions have been taken, and no motions are currently pending. AltiGen believes it has strong defenses and arguments in this dispute and intends to vigorously litigate its position.

Item 2.	Changes in Securities and Use of Proceeds

During the three months ended June 30, 2003, we issued 95,409 shares of common stock pursuant to the exercise of stock options at an exercise price ranging from $0.23 to $1.06 per share. All of these stock options were granted under our 1994 and 1999 Stock Option Plans. For the same period, 81,536 shares of the Company’s common stock were purchased by and distributed to employees at a price ranging from $0.44 to $0.50 per share, pursuant to the Company’s 1999 Employee Stock Purchase Plan. The issuance of these shares was exempt from registration requirements pursuant to rule 701 promulgated under the Securities Act of 1933, as amended.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5	Other Information

None

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits:

Number	Exhibit Description

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K:

Report on Form 8-K dated and filed as of July 23, 2003 under Item 7 containing the Company’s press release dated July 23, 2003 with respect to announcing its financial results for the fiscal quarter ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Fremont, State of California, on the 8th day of August, 2003.

ALTIGEN COMMUNICATIONS, INC.

By:	/s/ Philip M. McDermott
Philip M. McDermott,
Chief Financial Officer
(Principal Financial and Accounting Officer)