Form 10-K
period 2003-09-30
ALTIGEN COMMUNICATIONS INC
filed 2003-12-29
CIK 1003607

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended September 30, 2003
OR
☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission File Number 000-27427

ALTIGEN COMMUNICATIONS, INC.
(Exact name of Registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	94-3204299 (I.R.S. Employer Identification Number)
4555 Cushing Parkway Fremont, CA (address of principal executive offices)	94538 (zip code)

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

        The aggregate market value of the common stock held by non-affiliates of us was approximately $9,751,820 as of March 31, 2003, based on the closing price of our common stock as reported on The Nasdaq Small Cap Stock Market on such date. Shares of common stock held by each officer and director and by each person known to own 5% or more of our outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of March 31, 2003, there were 10,835,355 shares of the our common stock issued and outstanding.

        As of December 23, 2003, there were 14,118,830 shares of our common stock issued and outstanding.

DOCUMENT INCORPORATED BY REFERENCE

        Certain sections of AltiGen Communications, Inc.'s definitive Proxy Statement for the 2004 Annual Meeting of Stockholders to be held on February 12, 2004 are incorporated by reference into Part III of this Form 10-K to the extent stated herein.

PART I

Item 1. Business

INTRODUCTION

        AltiGen Communications, Inc. (NASDAQSC: ATGN) is a pioneer and market leader in Internet protocol telephony systems for small and medium sized businesses. We design, manufacture and market next generation, time-tested Internet protocol phone systems and contact centers that use both the Internet and the public telephone network to take advantage of the convergence of voice and data communications. Our products play an important role in the small to medium sized business market by delivering phone systems that leverage the open systems concept. Unlike traditional proprietary phone systems, our systems are designed to be an open architecture built on an industry standard platform. We generated net revenue of $11.8 million with a net loss of $3.5 million in fiscal year 2003. As of September 30, 2003, we had an accumulated deficit of $50.9 million. Net cash used in operating activities was $2.7 million for fiscal year 2003.

        Our principal executive offices are located at 4555 Cushing Parkway, Fremont, California 94538. Our telephone number is (510) 252-9712. We were incorporated in California in May 1994 and we reincorporated into Delaware in June 1999.

        We maintain an internet website at http://www.altigen.com. Our most recent annual report on Form 10-K and certain of our other filings with the Securities and Exchange Commission (SEC) are available through the Investor Relations section of our website at http://www.altigen.com/company_investors.html. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are available on the SEC website at http://www.sec.gov, which can be reached from our Investor Relations website. In addition, you may read and copy any material we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800- SEC-0330. The SEC also maintains an internet site that contains reports, proxy, and information statements, and other information regarding registrants that file electronically with the SEC at http://www.sec.gov.

INDUSTRY BACKGROUND

        We are focused on the small to medium sized business market, which represents approximately 14 million businesses in the United States. Our telephony products primarily are sold to small and mid-sized businesses, multi site businesses, corporate branch offices and call centers. Entering 2003, we primarily operated in the Americas and the Asia Pacific region. In May 2003, we certified and launched our AltiServ™ product family of Internet protocol telephone systems and Internet protocol call center systems into the United Kingdom.

        The economic downturn in the U.S. economy that began in 2000 has continued in fiscal 2003 to be a negative economic force affecting the overall sales of telecommunications equipment. Two market trends that we believe are countering this downturn for us are that the sales of traditional phone equipment are decreasing and Internet protocol telecom phone systems, like those we sell, have experienced growth. In fiscal 2003, we focused on broadening our product portfolio, increasing our geographic markets and strengthening our channel of distributors and resellers. Our international business grew over 31% in the past year, with particular strength in China, where we expect significant growth to continue over our next fiscal year. In 2003, we entered into reseller and distributor relationships with several parties in the United Kingdom and Norway that we believe will lead our expansion into the European market. Key goals of our market expansion strategy in 2004 are to build out our worldwide reseller base and to continue to grow our presence throughout Asia and Europe. Based on our performance in the challenging economy, our broadened product offerings and the opening of new markets, we believe that we are well positioned to maintain our positive momentum into fiscal year 2004.

Convergence of Voice and Data

        Traditionally, businesses have supported two separate, incompatible networks to handle their communications needs. The first network has been the traditional telephone network, which relies on a technology called "circuit-switching." A circuit-switched network establishes and maintains a dedicated (i.e. not shared) line between calling parties for the duration of a call. The second type of network on which businesses have traditionally relied is a "packet-switched" network, such as an internal local area network, or an external network like the Internet. In packet-switched networks, voice, video, images or data is divided into small Internet protocol packets of information for transmission that are simultaneously combined with other unrelated packets of information and routed to a final destination where this process is reversed. Packet-switched networks are more efficient than the traditional telephone network because network paths are not dedicated to a single user, but instead are available to be shared by all users. Thus, network capacity is allocated more efficiently. It is commonplace for networks installed today to be able to support both voice and data usage with Internet protocol packet-switching.

        A growing number of businesses have recognized data networks as a valuable and economical medium for internal and public communications. These businesses seek to simplify their telecommunication systems by moving their voice communications to Internet protocol packet-switched networks, such as corporate intranets and the Internet. Although intra-company voice communications via Internet protocol packet-switched networks can offer value by lowering the cost of communications between locations and the ability to unify multisite businesses, business-to-business and business-to-consumer communications accomplished by traditional public switched telephone networks remain the most prevalent method for voice communications. Businesses that wish to take advantage of packet-switched networks for voice communications, therefore, must nevertheless be able to place and receive calls over traditional telephone networks with customers, suppliers and others who rely solely on the traditional networks for voice communications. Consequently, there is a need for one common switching system that can interface with both packet-switched networks and traditional telephone networks.

        Most existing telecommunications systems do not address the needs of businesses that wish to transmit voice communications over both traditional telephone networks and Internet protocol packet switching networks. For example, businesses may wish to route internal calls over their existing voice network and route calls between offices over data networks, such as the Internet, all using the same telecommunications system. We believe a significant opportunity exists to provide small to medium sized businesses with an integrated phone system that delivers the benefits of integrated, multifunction telecommunications systems using Internet protocol packet switching networks as well as traditional telephone networks.

THE ALTIGEN PRODUCT OFFERING

        The foundation of every member of the AltiServ™ product family is an Internet protocol business telephone system and call processing telephony architecture. This operating system for the AltiServ product family is AltiWare™. AltiWare's system designs integrates digital, analog and Internet protocol trunks, Internet protocol and analog extensions, voice-mail, auto attendant and other voice processing resources, including support for integrated call center capabilities, all in a single high performance chassis. We have optimized our Internet protocol telephone system performance in voice over Internet protocol environments by delivering a feature rich business telephone system that supports the Bellcore Standards and Internet protocol standards on an open platform.

        The AltiServ product family of Internet protocol business telephone systems can be implemented for 8 to 320 users per system. The AltiServ product family supports logical stepped increments of 25, 50, 150, 200, and 300 users per chassis. Each system offers highly scalable single system growth with the ability to continue to expand by networking multiple local and remote systems together for implementation of up to 600 extensions. This networked system can be at a single site, a campus environment or multiple locations throughout the world using Internet protocol technology.

        At the beginning of fiscal 2002, we introduced AltiServ Office, a new family of Internet protocol-enabled telephony systems for next generation business communications and customer contact centers. This new family of products allowed the resellers specializing in converged communications to deploy and install systems more easily than before. The AltiServ Office family of systems are complete, turnkey Internet protocol telephony systems that are pre-configured on industrial Windows 2000 server platforms. The chassis are industrial graded and manufactured by a third party supplier to meet our stringent design specifications and requirements. We pre-load our software and hardware, eliminating the need for resellers to build the systems from scratch and load the appropriate software, which results in time savings for resellers, allowing for faster, smoother installations with higher levels of reliability.

        We believe that these developments in fiscal year 2002 prepared us to make strong strides in our product and market penetration during fiscal year 2003. In October of 2002, we introduced our Alti-IP 600™ phone, which we feel allows us to offer a more complete end-to-end solution and control the quality and feature set of a complete telephony implementation. In January of 2003, we introduced two new all-Internet protocol phone systems, the AltiServ1 IP and AltiServ2 IP. These two new systems were developed to allow our resellers to implement an all-Internet protocol phone system or a customer contact center for their customers. In February of 2003, we improved our product offering to small-sized businesses by enhancing the contact center software module for AltiServ and renaming it AltiServ Contact Center. In order to broaden our product offering and penetrate a new market of upscale call centers, we must be able to meet the need of a more sophisticated call center, which we accomplished by developing and introducing the AltiContact™ Manager. This stand-alone Internet protocol contact center platform is our most advanced contact center solution to date and was developed in direct response to customer and reseller feedback. We feel that the introduction of these Internet protocol contact center products demonstrates our ability to focus on the needs of both the small to mid-sized business market while also delivering a broader base of revenue-generating solutions. In April of 2003, we announced out-of-the-box integration of our contact center products with Microsoft's Customer Relationship Management (CRM) certification. We feel that this integration is a key component in our continued success providing desirable products to small to mid-sized call centers. We also had our contact center products certified by Microsoft® and received gold certification as a Microsoft independent software vendor partner. We expect this certification to be a significant step in the AltiGen/Microsoft relationship. This relationship may afford us with joint marketing opportunities that include, but are not limited to, our participation in Microsoft events, our events hosted by Microsoft, receipt of market development funds and access to Microsoft solutions, its resellers and customers.

        At the core of an AltiServ system is the AltiWare operating system. AltiWare has windows based system management interfaces designed to increase its manageability. Additional call processing telephony boards can be added to individual systems to accommodate system capacity growth or to support additional telephony applications like conferencing, centralized recording and call center capabilities. The call processing telephony boards are designed to handle specific requirements like supporting Internet protocol trunks and extensions or analog trunks and extensions. Internet protocol telephony boards can be used to perform Internet protocol gateway functions to tie systems together over the Internet, a wide area or a local area network. High capacity digital telephony boards can provide communications via T1/E1 and Integrated Services Digital Network (ISDN)/Primary Rate Interface (PRI) connection if desired. All features are integrated into a single system chassis for simplicity. Voice mail, automatic call distribution, automated attendants, e-mail and computer telephony integration are core capabilities provided by AltiWare at no additional cost.

        Key benefits of our phone systems include:

  •
  Reduced Administration Costs. Our administration user interface allows end users to administer their system internally, allowing businesses to reduce their reliance and the associated expense of third-party service providers to perform tasks as simple as making changes to a phone extension or adding a phone line. The associated expenses typically referred to as adds, moves and changes can be a significant percentage of the ongoing operating cost of any business telephone system. AltiServ allows system administrators to perform many of these tasks without assistance from third parties.

  •
  Lower Toll Costs. By routing voice over data networks, including the Internet, our systems eliminate toll charges associated with long-distance calls between our product locations and external Internet protocol extensions. Using our products, businesses can send and receive voice communications over the Internet or existing data lines that constitute their corporate intranet.

  •
  Integrated Communications. Our systems provide the benefits of converging communications infrastructure by enabling businesses to route voice calls over either Internet protocol packet switching networks and other data networks or the traditional telephone network. This integration allows a multi-site business to operate under a unified dialing plan and allows users in different sites to operate as if they were supported by a single system rather than an individual system for each location.

  •
  Innovative Productivity Features. Our systems provide integrated voice and data capability, allowing numerous features previously available only with a combination of multiple systems, typically from different vendors. Our AltiServ system has typical call handling and routing functions, as well as specialized productivity functions such as Zoomerang®, which enables users to retrieve a voicemail message, automatically place a return call to respond to a voicemail and then return to the voicemail system all in the same call to continue reviewing and responding to other messages.

  •
  Desktop Customer Relationship Management Database Software Integration. The AltiView and AltiAgent desktop personal computer interface provides automatic contact record retrieval and screen "pops" of contact records to your desktop personal computer. Users can type in a name to automatically retrieve telephone numbers and click and dial from an integrated contact record directory. Certified integration to the new Microsoft® Customer Relationship Management (CRM) software is provided with two of our products, AltiContact Manager and AltiServ Contact Center. This out-of-the-box Microsoft CRM integration offers businesses a comprehensive and affordable contact center solution. We provide built-in integration with other Microsoft software applications like Microsoft CRM, Microsoft Outlook™ and Microsoft Exchange™, as well as Goldmine™, and ACT!™. Our contact centers have a significantly reduced system integration cost and a significantly shorter deployment timeframe for computer telephony integration with customer relationship management solutions.

  •
  Ease of Installation, Use and Maintenance. The AltiServ Office system and AltiServ Internet protocol system are designed to allow for easy installation and system maintenance. AltiServ systems enable system administrators to manage the call routing, extension management, voice messaging, email and Internet features of our products through a single AltiWare interface. As a result of our use of industry standard inputs and control through a single interfaces, we believe that AltiServ systems make it easier for resellers and end user customers to implement and maintain our systems as opposed to other telephony technologies from other manufacturers that require many disparate components and multiple servers to provide similar functionality. All key voice applications are installed in a single chassis.

  •
  Improved Customer Contact Capabilities. The AltiServ Office system and AltiServ Internet protocol system provide integrated contact center functionality with our AltiServ Contact Center software module. For the stand alone contact center, we offer the AltiContact Manager systems. Both systems are designed to enhanceour customers' communications with their customers by employing comprehensive contact center and call center technologies.

PRODUCTS

        The following is a list of our products that are material to our current operations from a financial standpoint:

Product	Description
AltiServ™ SmallOffice	The AltiServ SmallOffice system is a complete converged business telephone system targeted at 8 to 25 users. This multi-application Internet protocol telephony system combines a turnkey telephony chassis with AltiWare™ system software and Quantum™ telephony boards. This system includes a wall mountable 6 slot chassis (5 available for expansion). The base configuration can accommodate 8 users and can grow to 50 users per system.
AltiServ™ Office
The AltiServ™ Office systems are comprehensive mid-sized phone systems targeted at 24 to 100 phone extensions. This multi-application Internet protocol telephony system combines a turnkey telephony chassis with AltiWare™ system software and Triton™ telephony boards. This system includes an 11 slot chassis (9 available for expansion). The base configuration can accommodate 24 users and can grow to 150 users per system.
AltiServ™ OfficePlus
The AltiServ™ Office Plus phone systems are comprehensive high capacity phone systems targeted at 12 to 300 users, a highly scalable converged business telephone system. This multi-application Internet protocol telephony system combines a turnkey telephony chassis with AltiWare™ system software and Triton™ telephony boards. This system includes a 15 slot chassis (13 available for expansion). The base configuration can accommodate 12 users and can grow to 350 users per system.
AltiServ1™ IP
The AltiServ1™ IP business systems are comprehensive all Internet protocol configured systems targeted at 8 to 50 users. This multi-application Internet protocol telephony system combines a turnkey telephony chassis with AltiWare™ system software and Triton™ telephony boards. This system is unique as it includes bundled with the base configuration 8 AltiGen Internet protocol Alti-IP 600 telephones. This system includes a 6 slot chassis (4 available for expansion). The base configuration can accommodate 8 users and can grow to 50 users per system.
AltiServ2™ IP
The AltiServ1™ IP business systems are comprehensive all Internet protocol configured systems targeted at 12 to 200 users. This multi-application Internet protocol telephony system combines a turnkey telephony chassis with AltiWare™ system software and Triton™ telephony boards. This system includes an 11 slot chassis (10 available for expansion). The base configuration can accommodate 12 users and can grow to 200 users per system.

AltiContact™ Manager
AltiContact Manager (ACM) is our most advanced contact center solution. ACM was designed to support contact centers of 12 to 128 active agents. AltiContact Manager is a turnkey Internet protocol hardware/software system for inbound, outbound or blended contact centers. AltiContact Manager is designed to provide businesses comprehensive, easy-to-use tools and technology designed specifically for a call center to enhance the call routing and call handling capabilities in order to improve the caller experience. ACM also provides improved workgroup reporting and management tools to increase agent productivity. ACM includes enhanced Automated Call Distribution (ACD) that includes enhanced call routing and call distribution, skills-based routing. ACM also provides Interactive Voice Response (IVR)—auto attendant, Internet protocol—private branch exchange functionality, advanced voice mail, voice call recording and desktop personal computer client interfaces for agents and supervisors, real time detailed workgroup statistical reporting and comprehensive contact center management tools.
Alti-IP™ 600 Internet Protocol Telephone
The Alti-IP™ 600 is an advanced industry standard Internet protocol telephone designed for the AltiServ™ business telephone systems. This Internet protocol phone is a dynamic, display-based Internet protocol communications phone that offers traditional telephone functions on an Internet protocol based technology. With an LCD display, speakerphone and both programmable and pre-programmed soft keys, the Alti-IP 600 offers customers one-touch buttons to access functionalities such as voice mail, conference, hold, transfer, intercom, adjust volume, redial, call release, speed dial, and more.
AltiServ™ Contact Center
AltiServ Contact Center (ACC) is an add-on contact center software module for AltiServ IP and AltiServ Office systems. ACC provides advanced automatic call distribution, desktop personal computer client interfaces for agents and supervisors, enhanced call routing and call distribution, real-time detailed workgroup statistical reporting and comprehensive contact center management tools.
AltiWare™ OE
Our AltiWare software works with our AltiServ systems and is designed to manage the switching of calls (placing and receive telephone calls) over Internet protocol or public telephone networks. AltiWare manages overall call processing for the system and includes value added functions such as voicemail, automatic call distribution, automated attendant, unified messaging, call detail recording and built-in integration with popular customer relationship management packages.
AltiView™
AltiView is a Windows based desktop application designed to bring call control and visual voice mail management to the desktop in order to improve the ability to manage telephone calls and voicemail. AltiView is designed to allow its users to receive and place calls, listen to voicemail messages and identify the phone number of the caller and to manage the basic configuration option for each extension such as forwarding and one number access. This software feature is optional on the AltiServ Office, AltiServ IP and the AltiContact Manager systems.
AltiAgent™
AltiAgent is a Windows based desktop application for contact center agents and is designed to work with both the AltiServ Contact Center and AltiContact Manager systems and to improve agent performance. Users can view the queue, monitor workgroup status, check caller identification, measure performance, review log-on history, receive and place calls, and listen to voicemail messages.

AltiSupervisor™
AltiSupervisor interface is a Windows based desktop application for contact center supervisors designed to work with both the AltiServ Contact Center and AltiContact Manager systems. AltiSupervisor is designed to provide information and tools to help effectively manage a workgroup. AltiSupervisor provides four major real time module views for workgroup management: agent states, agent statistics, group statistics, and queue status with a quality of services capability. AltiSupervisor allows silent monitoring of agents with barge-in functionality.
Triton IP Board
The Triton IP Board is a microprocessor-controlled board that allows calls to be carried over public and private data networks that support Internet protocol and can be used for Internet protocol trunks or people extensions.
Triton T1, E1, T1/PRI Board
This microprocessor-controlled board allows calls to be carried over digital high-capacity central office telephone lines. This board can be configured with software to support T1, E1 or T1/PRI communication protocols.
Triton Trunk or Extension Board	This microprocessor-controlled board allows calls to be carried over traditional analog central office telephone lines and it supports analog extension lines.
Quantum Board
This microprocessor-controlled board allows calls to be carried over traditional analog central office telephone lines and supports analog extension lines. This board comes in combination trunk plus extension configurations on the same board.

AltiGen Hardware and Firmware

        In 1996, we developed a single base circuit board with high-performance digital signal processing technology, which means that the circuit board has an integrated computer built on it that can run special, high-speed software programs, called firmware. Firmware can receive, send and modify digital information for communications with network services. Our newest circuit board, the Triton digital signal processing board family, is designed to be used to create different circuit boards to meet many communication requirements by simply adding a few hardware and/or software components to the basic board. For example, the Triton digital signal processing circuit board can becomes a T1 or Integrated Services Digital Network (ISDN) communication circuit board or a circuit board supporting Internet protocol with simple changes in on-board software and, in some cases, new circuits.

        This modular design not only enables us to provide new capabilities, but we also feel that it enables our products to achieve a high degree of reliability and cost reduction since the underlying technology is consistent across our products.

AltiGen Modular Software

        Our software products are based on modular software components similar to the concept described above for our hardware and firmware. The service provider layer of software is composed of separate software components, each of which communicates with a hardware circuit board within the AltiServ system. The middleware layer interacts with all the service providers in the system and manages their resources. This middleware layer communicates with the hardware and allows application programs to provide specific features. The application program layer consists of components that implement the application logic, such as voicemail and auto attendant. These applications do not depend on any particular hardware integration.

        We believe that the layered architectural structure of our AltiServ products provides important benefits:

  •
  New features can be developed without changing hardware;

  •
  Development time generally is shorter;

  •
  New hardware and software features can be added to installed systems

  •
  Changing one component in the system does not require other components to be changed.

Net Revenue by Products:

	Fiscal Year Ended September 30,
	2003	2002	2001
Telephone system	92%	99%	100%
Internet protocol phone	7%	0%	0%
Product support	1%	1%	0%

MARKETING, SALES AND CUSTOMER SUPPORT

Marketing

        Our marketing efforts currently focus on increasing demand for our products in the Americas, Europe and Asia. We are working to increase market awareness of our technology and demand for our products in the small to mid-sized business and call center markets through public relations, print, email and web campaigns.

        Among our marketing highlights are the following awards:

    •
    The CT Expo ‘Best of Show‘ Award—2002 (AltiWare 4.5)

    •
    Best of Show Internet Telephony Conference 2002 (Alti-IP 600 telephone)

    •
    Internet Telephony Product of the Year—2002 (Alti-IP 600 telephone)

    •
    Best of Internet Telephony Expo—2003 (AltiServ™ 2 IP Phone Systems)

    •
    Editor's Choice Award 2003—Communications News Magazine (AltiServ™ 2 IP Phone Systems)

    •
    CRM Excellence Award from Technology Marketing Corporation's Customer Inter@ction Solutions Magazine (AltiContact Manager recognized for providing customers with superior customer relationship management capabilities)

        Among our product management highlights are the following product launches:

    •
    AltiWare™ Open Edition 4.6.

    •
    AltiContact™

    •
    AltiServ™ Contact Center software

    •
    Alti-IP 600™ phone.

        We also participated in the following industry events:

    •
    October 2002—Internet Telephony Conference & Expo—San Diego, CA

    •
    October 2002—Call Center Demo & Conference—Scottsdale, AZ

    •
    January 2003—Network World Event—Boston, MA

    •
    January 2003—Network World Event—Chicago, IL

    •
    January 2003—Call Center Demo & Conference—Dallas, TX

    •
    January 2003—Comnet—Washington DC

    •
    February 2003—Internet Telephony Conference & Expo—Miami, FL

    •
    February 2003—IDC Group DEMO 2003—Phoenix, AZ

    •
    February 2003—VoiceCon—Washington DC

    •
    April 2003—VON (Voice on the Net)—San Jose, CA

    •
    May 2003—Call Center Demo & Conference—Orlando, FL

    •
    June 2003—Network World Event—Chicago, IL

    •
    June 2003—Network World Event—Los Angeles, CA

    •
    June 2003—Network World Event—Philadelphia, PA

    •
    June 2003—Network World Event—New York, NY

    •
    September 2003—Convergence Summit 2003—Conventry, United Kingdom

        To assist our distributors, dealers and strategic partners, we provide market development funds, marketing tools and technical and sales training developed specifically for our products. We expect that these programs will allow us to leverage the expertise and contacts of the local and regional reseller channel to create strong lead generation.

Sales

        We are organized as one operating segment. Our revenue primarily is generated from one geographic area, the Americas.

Net Revenue by Geographic Area:

	Fiscal Year Ended September 30,
	2003	2002	2001
Americas	94%	94%	98%
International	6%	6%	2%

        We currently have sales and support staff in: New York, Illinois, Colorado, Florida, Virginia, China and in our headquarters in Fremont, California. Our inside sales force answers incoming calls from end users and refers new leads to a qualified dealer near each end user's location. The inside sales force also is responsible for account management of our smaller resellers. Our outside sales force, which is primarily based in the Americas, includes regional sales managers and technology solutions managers who work with our larger reseller and recruit new, large reseller partners. In fiscal 2003, we continued our expansion to a more scalable reseller community by signing on an increasing number of resellers that currently sell traditional phone systems manufactured by companies such as Avaya, Comdial and NEC.

Customers

        Our direct customers primarily are distributors and resellers who sell our products to end-users. We have distribution agreements with AltiSys, Ingram Micro, and Synnex in the Americas, and Emotion, Neteltech and others in Asia. Our agreement with Ingram Micro and Synnex have initial terms of one year and are renewed automatically for additional one-year terms, provided that each party shall have the right to terminate the agreement for convenience upon 90 days' written notice prior to the end of the initial term or any subsequent term of the agreement. In addition, our agreements with Ingram Micro and Synnex also provide for termination, with or without cause, by either party upon 30 days' written notice to the other party without penalty, or upon insolvency or bankruptcy. For a period of 60 days' following termination of the agreement, Ingram Micro and Synnex may distribute any products in their possession at the time of termination or, at their option, return any products to us that are in their inventories. Upon termination of the distribution agreement, all outstanding invoices for the products will become due and payable within 30 days' of the termination. The agreement with Altisys had an initial term of one year, which shall be renewed automatically for additional one-year terms, provided that each party shall have the right to terminate the agreement for convenience upon 90 days' written notice prior to the end of the initial term or any subsequent term of the agreement. In addition, the agreement provides for termination by us if Altisys fails to meet its payment obligations under the agreement or by either party upon 30 days' written notice to the other party without penalty, or upon insolvency or bankruptcy of the other party. For a period of 60 days' following termination of the agreement, Altisys may distribute any products in its possession at the time of termination or, at its option return any product to us in its inventory. Upon termination of the agreement, all outstanding invoices for the products will become due and payable within 30 days' of the termination.

Net Revenue by Customers:

	Fiscal Year Ended September 30,
	2003	2002	2001
AltiSys	18%	27%	26%
Ingram Micro	21%	25%	21%
Synnex	48%	32%	43%

        We also have over 350 authorized resellers who sell our products directly to end-users. We review our resellers quarterly and discontinue distribution through those who do not meet our revenue and technical standards.

        On June 12, 2003, we signed a new distribution agreement with Graybar Electric Company, a leader in the distribution of high-quality electrical telecommunications and networking products and an expert provider of related supply chain management and logistics services. The agreement may be terminated by either party at will, with or without cause, upon not less than 90 days written notice. In addition, the agreement also provides for termination by either party upon a material breach that is not cured within 30 days after issuance of written notice, or by either party upon one day written notice in the event the other party attempts to assign the agreement or any right thereunder without the other party's written consent, or upon insolvency or bankruptcy. Within 30 days' following termination of the agreement, if Graybar terminates for convenience or we terminate as a result of Graybar's breach or bankruptcy, we may, at our option, repurchase any or all new and unused products in Graybar's possession at the lesser of the price paid by Graybar or our current distributor's price. If we terminate for convenience or Graybar terminates as a result of our breach or bankruptcy, we shall be obligated to purchase all products in Graybar's possession at the lesser of the price paid by Graybar or our current distributor's price.There were no major purchases by Graybar in fiscal 2003.

Customer Support

        We believe that consistent, high-quality service and support are key factors in attracting and retaining customers. Our customer support groups, located in California, New York, and Shanghai, coordinate service and technical support of our products and provide service twenty-four hours a day, seven days a week. Our support personnel assist our distributors and resellers in resolving installation and support issues that arise from their sales to end users and also provide limited support to end-users to supplement dealer support. Resellers and end-user customers also can access technical information and receive technical support through our web site.

RESEARCH AND DEVELOPMENT

        The market for our products is characterized by rapidly changing technology, evolving industry standards and frequent product introductions. We believe that our future success depends in large part upon our ability to continue to enhance the functionality and uses of our core technology. We intend to extend the functionality and uses of our hardware and software technology and develop new products by continuing to invest in research and development.

        We currently are developing enhancements to our products to provide greater functionality and increased capabilities. We also are developing products that we expect will enable us to enhance our position in the Internet protocol phone system market space, enter new geographical markets, such as Europe, and allow us to enter the call center market for small to medium sized businesses.

        We currently conduct the majority of our product development in-house. We also use a small number of independent contractors to assist with certain product development and testing activities. We intend to continue working with our strategic partners to enhance our products. As of September 30, 2003, we employed 43 individuals in engineering, research and development and support.

        During fiscal 2003, 2002, and 2001, our research and development expense was approximately $4.0 million, $4.1 million, and $4.8 million, respectively.

COMPETITION

        The markets for our products are intensely competitive, continually evolving and subject to changing technologies. We currently compete with companies providing traditional telephone systems and attempting to launch competitive Internet protocol enabled solutions, principally Avaya Communications, NEC and Nortel Networks. We also compete against companies providing only Internet protocol and Internet protocol-enabled telecommunications systems, such as 3Com Corporation and Cisco Systems, Inc. Many of our competitors are substantially larger than us and have significantly greater name recognition, financial, sales and marketing, technical, customer support, manufacturing and other resources. These competitors also may have more established distribution channels and stronger relationships with local, long distance and Internet service providers. These competitors may be able to respond more rapidly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sale of their products.

        These competitors may enter our existing or future markets with products that may be less expensive, that may provide higher performance or additional features or that may be introduced more quickly than our products. In fiscal 2003, we believe that we continued to be both feature and price competitive. Additionally, we feel we provide a low ongoing cost of ownership. We believe that our principal competitive advantages include:

  •
  System designed for small and medium sized business budgets;

  •
  Ability to reduce communications costs;

  •
  Ease of system manageability;

  •
  Ease of use;

  •
  Simple deployment in single and multi-site implementations;

  •
  Strong product development;

  •
  Experience in service and technical support of Internet protocol telephony;

SEASONALITY

        Typically, the Internet protocol private branch exchange industry experiences some seasonal variations in demand, with weaker sales in the winter months because of holidays and customers' planned shutdowns. This seasonality is particularly evident in the North American market.

INTELLECTUAL PROPERTY

        We have entered into a Software License and Binary Distribution Agreement, dated as of September 23, 1998, with Lucent Technologies, Inc. and a Contract Purchase Agreement dated as of July 31, 1998, with RadiSys Corporation. The license with Lucent has a four-year term, but shall be renewed for consecutive one-year terms, unless earlier terminated. The agreement with RadiSys Corporation may be terminated by either party upon the breach of the agreement.

        We generally rely upon patent, copyright, trademark and trade secret laws to protect and maintain our proprietary rights for our technology and products. As of September 30, 2003, we have been issued three registered trademarks, "AltiGen," "AltiServ" and "Zoomerang." In addition, the AltiGen logo is a trademark of AltiGen in the United States and other jurisdictions.

        We have filed several U.S. patent applications relating to various aspects of our client and server software, mixed-media communications and computer telephony. As of September 30, 2003, we have been issued four U.S. patents that expire at various times between 2016 and 2019 and have filed 11 U.S. patent applications pending. We expect to continue to file patent applications to protect our technology and products. We cannot be sure that our patent applications will result in the issuance of patents, or that any issued patents will provide commercially significant protection for our technology.

MANUFACTURING AND ASSEMBLY

        Our manufacturing operations consist of two phases. In the first phase, we send out the components to a third- party assembler. The third-party assembler company auto-inserts the components into the printed circuit boards and send the assembled circuit board back to us. In the second phase, we insert the assembled circuit boards into the burn-in process for 48 hours and after that we perform the final test of the circuit boards. In fiscal year 2003, we engaged All Quality Services in San Jose as our third-party assembler. During fiscal 2003, four suppliers, Advantech, BCM Computers, Insight Electronics, and Avnet Electronics, provided us with approximately 84% of our hardware product components. We purchase a fully-assembled chassis from Advantech. As of September 30, 2003, our in house manufacturing operations occupied approximately 11,000 square-feet of our headquarters in Fremont, California. As of November 2003, in house manufacturing operations occupied approximately 7,000 square-feet of our new corporate headquarters in Fremont, California.

        We test our products after the assembly process using internally developed product assurance testing procedures, which include visual inspection, functional testing and final systems testing. Although we generally use standard components for our products and try to maintain alternative sources of supply, we purchase some key components from sole-source suppliers for which alternative sources currently are not available. We incorporate the following sole-sourced components in our products:

  •
  A Zarlink Corporation chip that is included in all of our boards and is the means by which our boards communicate with each other to enable our products to function correctly.

  •
  Texas Instruments' digital signal processor ("DSP") chip is included in our Triton family of boards. The DSP chip is designed to perform the mathematics, data compression and other tasks that are needed to manipulate voice communications that are routed through our products. We expect that sales of our Triton family of boards will represent an increasing percentage of our revenues in the future.

  •
  Xilinx, Inc.'s chip for our Triton family of boards allows our boards to work with digital communications lines.

  •
  Legerity, Inc.'s chips for our Triton Analog product line allows our board to work with analog communications lines.

  •
  Advantech provides the chassis for our AltiServ Office and AltiCenter Office products based on our customer specifications.

  •
  BCM Computers manufactures our internet protocol phone loaded with customized firmware to work with our system.

        Loss of any key component supplier would adversely impact our business.

EMPLOYEES

        As of September 30, 2003, we had 87 full-time employees, including 43 in research and development and support, 25 in marketing and sales, 7 in operations, and 12 in finance and administration. Of these full time employees, 54 were located in the United States and 33 in China. Our future success will depend, in part, on our ability to continue to attract, retain and motivate highly qualified technical, marketing, engineering and management personnel.

Item 2. Properties

        As of September 30, 2003, our headquarters for corporate administration, research and development, manufacturing and sales and marketing occupied approximately 35,000 square feet of space in Fremont, California. In November 2003, we moved our headquarters to a new facility of approximately 32,000 square feet of space in Fremont, California, which continues to house the above listed functions. In July 2003, we closed our support facility of approximately 4,000 square feet in McKinney, Texas. Outside the United States, we lease approximately 5,100 square feet of a facility in Shanghai, China, where we conduct administration, research and development, sales and marketing, and another 1,600 square feet of a facility in Beijing, China to serve sales and marketing functions. We believe that our existing facilities are adequate for our needs through at least the end of year 2004. We believe that any additional space we may need in the future will be available on commercially reasonable terms.

Item 3. Legal Proceedings

        On September 6, 2002, Vertical Networks, Inc. filed suit against us in the United States District Court for the Northern District of California, alleging infringement of Vertical Networks' United States Patents Nos. 6,266,341; 6,289,025; 6,292,482; 6,389,009; and 6,396,849. On October 28, 2002, Vertical Networks amended its Complaint to add allegations of infringement of Patents Nos. 5,617,418 and 5,687,174. Vertical Networks filed a Second Amended Complaint on November 20, 2002 to identify our products and/or activities that allegedly infringe the seven patents-in-suit. Vertical Networks seeks a judgment of patent infringement and an award of damages, including treble damages for alleged willful infringement, and attorneys' fees and costs. We filed an Answer and Counterclaims for Declaratory Relief on December 9, 2002. On December 26, 2002, Vertical Networks filed its Answer to our Counterclaims. Vertical Networks served its Preliminary Infringement Contentions on us on April 9, 2003 and we served our Preliminary Invalidity Contentions on June 3, 2003, and July 14, 2003. To date, the parties have exchanged some discovery, but no depositions have been taken, and no motions are currently pending. On October 7, 2003, the parties filed a stipulation to stay this action, pending the outcome of the reissue of some of the subject patents before the United States Patent and Trademark Office. We believe it has strong defenses and arguments in this dispute and intends to vigorously litigate its position. Management's view is that any loss from this litigation is not probable or estimable.

        From time to time, we may become party to litigation and subject to claims arising in the ordinary course of our business. To date, these actions have not had a material adverse effect on our financial position, result of operations or cash flows. Although the results of litigation and claims cannot be predicted with certainty, we believe that the final outcome of such matters would not have a material adverse effect on our business, financial position, results of operation and cash flows.

Item 4. Submission of Matters to a Vote of Security Holders

        None.

Item 4(A). Executive Officers of the Registrant

        The following table sets forth certain information with regard to our executive officers and their ages as of September 30, 2003:

Name	Age	Position
Gilbert Hu(1)	46	President, Chief Executive Officer, Director
Philip M. McDermott	57	Chief Financial Officer
Simon Chouldjian	50	Vice President of Hardware Engineering
Tsyr-Yi (Shirley) Sun	43	Vice President of Research and Development

(1)
Member of the Compensation Committee

        Gilbert Hu founded AltiGen and has served as our President, Chief Executive Officer and a director since May 1994. Before founding AltiGen, Mr. Hu was a founder, President and Chief Executive Officer of Centrum Communications, Inc., a networking company acquired by 3Com Corporation in early 1994. Mr. Hu has also served in technical and managerial roles at Vitalink Communication Corporation, an internet working equipment manufacturer. He received a Bachelor of Science degree in Electrical Engineering from National Chiao-Tung University in Taiwan and a Masters of Science degree in Electrical Engineering from Arizona State University. Mr. Hu is a brother-in-law of Wen-Huang (Simon) Chang, who serves as one of our director of the Company.

        Philip M. McDermott has served as our Chief Financial Officer since June 1999. From October 1995 to May 1999, Mr. McDermott served as Director of Finance for Americas Sales for 3Com Corporation. From October 1994 to October 1995, Mr. McDermott served as Vice President of Finance, Operations and Administration for DAVID Systems, a division of Chipcom Corporation, a public networking company. Chipcom was subsequently acquired by 3Com Corporation. Mr. McDermott received Certified Management Accountant accreditation from The Society of Management Accounting in Montreal, Canada.

        Simon Chouldjian has served as our Vice President of Hardware Engineering since November 2001. Prior to this, he has served as our Vice President of Manufacturing from June 1997 to November 2001. From July 1984 to June 1997, Mr. Chouldjian was the founder and Vice President of Engineering of Luxcom, Inc., a manufacturer of communication hub equipment. Mr. Chouldjian has held supervisory and project leader positions in engineering at the Hewlett-Packard Company and TRW, Inc. He received a Bachelor of Science degree in Electrical Engineering from the University of California, Berkeley and a Masters of Science degree in Electrical Engineering from Stanford University.

        Tsyr-Yi (Shirley) Sun has served as our Vice President of Research and Development since October 1999. Prior to that role, she served as our Director of Internet Protocol Telephony from April 1998 to October 1999. From February 1994 to March 1998, Ms. Sun worked for 3Com

Corporation as an engineering manager. From August 1991 to February 1994, Ms. Sun was a founder and an engineering manager with Centrum Communications, Inc., a networking company acquired by 3Com Corporation in early 1994. Ms. Sun received a Bachelor of Science degree in Mechanical Engineering from National Central University in Taiwan and a Master of Science degree in Computer Science from Utah State University.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

        From October 4, 1999, the date of our initial public offering, to June 11, 2002, our common stock was traded on the Nasdaq National Market under the symbol "ATGN". Since June 12, 2002, our common stock has traded on the Nasdaq SmallCap Market under the symbol "ATGN". The following table sets forth the range of high and low sales prices for our common stock for the periods indicated:

	Fiscal 2003		Fiscal 2002
	High	Low	High	Low
1st Quarter	$0.84	$0.43	$1.06	$0.77
2nd Quarter	$0.98	$0.63	$1.03	$0.60
3rd Quarter	$1.84	$0.94	$0.79	$0.51
4th Quarter	$3.81	$1.30	$0.75	$0.42

        As of September 30, 2003, the Company had approximately 110 shareholders of record. We have never declared or paid any cash dividends on our capital stock. We currently expect to retain future earnings, if any, to support operations and to finance the growth and development of our business. We do not expect to pay cash dividends in the foreseeable future.

        We received aggregate net proceeds of approximately $33.3 million from the initial public offering of shares of our common stock in October 1999. As of September 30, 2003, proceeds from our initial public offering have been used for working capital and general corporate purposes, including research and development of new products, sales and marketing efforts, general and administrative expenses and international expansion. The remaining net proceeds have been invested in cash, cash equivalents and short-term investments.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))[1] (c)
Equity compensation plans approved by security holders	3,602,285	$3.88	1,557,112
Equity compensation plans not approved by security holders	—	—	—

Total	3,602,285	$3.88	1,557,112

(1)
The number of shares reserved for issuance under the Company's 1999 Stock Option Plan will be increased on the first day of the Company's fiscal year by an amount equal to the lesser of (i) 1,796,783 shares; (ii) 5% of the Company's outstanding shares on that date; or (iii) a lesser amount as determined by the Board of Directors. The number of shares reserved for issuance under the Company's 1999 Employee Stock Purchase Plan will be increased on the first day of each fiscal year by an amount equal to the lesser of (i) 598,928 shares; (ii) 2% of the outstanding shares on that date; or (iii) a lesser amount as determined by the Board of Directors.

Item 6. Selected Financial Data

        This section presents selected historical financial data of AltiGen Communications, Inc. This section should be read carefully in conjunction with "Management's Discussion and Analysis of Financial Conditions and Results of Operations" and the consolidated financial statements included in this Form 10-K, including the notes to the consolidated financial statements. The selected data in this section are not intended to replace our consolidated financial statements.

	Fiscal Year Ended September 30,
	2003	2002	2001	2000	1999
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues, net	$11,824	$9,896	$9,632	$12,410	$6,599
Cost of revenues	4,978	4,571	7,346	5,747	3,300

Gross profit	6,846	5,325	2,286	6,663	3,299
Operating expenses:
Research and development	3,990	4,071	4,847	4,334	3,658
Sales and marketing	4,648	5,857	9,738	9,691	4,319
General and administrative	1,943	2,217	2,820	3,092	1,807
Deferred stock compensation	55	338	793	466	770

Total operating expenses	10,636	12,483	18,198	17,583	10,554

Loss from operations	(3,790)	(7,158)	(15,912)	(10,920)	(7,255)
Loss in long term investment valuation	—	(203)	—	—	—
Interest and other income, net	241	284	1,222	2,094	360

Net loss	$(3,549)	$(7,077)	$(14,690)	$(8,826)	$(6,895)

Basic and diluted net loss per share	$(0.26)	$(0.53)	$(1.07)	$(0.66)	$(5.76)

Shares used in computing basic and diluted net loss per share	13,643	13,371	13,666	13,287	1,197
Consolidated Balance Sheets Data:
Cash, cash equivalents and short-term investments	$10,146	$12,148	$17,528	$29,224	$5,934
Working capital	9,850	12,488	19,234	31,738	8,426
Total assets	13,210	16,506	23,861	38,645	12,687
Convertible preferred stock	—	—	—	—	8
Accumulated deficit	(50,863)	(47,314)	(40,237)	(25,548)	(16,721)
Total stockholders' equity	10,290	13,371	20,810	34,492	9,341

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

        This report contains certain forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended) and information relating to us that are based on the beliefs of our management as well as assumptions made by and information currently available to our management. Additional forward looking statements may be identified by the words "anticipate", "believe", "expect", "intend", "plan" and similar expressions, as they relate to us or our management.

        The forward-looking statements contained herein reflect our judgment as of the date of this report with respect to future events, the outcome of which is subject to certain risks, that may have a significant impact on our business, operating results or financial condition. Investors are cautioned that these forward-looking statements are inherently uncertain. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Our stockholders should carefully review the cautionary statements contained in this Form 10-K, including the "Certain Factors Affecting Business, Operating Results and Financial Condition" below.

OVERVIEW

        We provide converged Internet protocol phone systems for small and medium sized businesses. We were incorporated in California in May 1994 and began operations in July 1994. We first recognized revenues from product sales of our Quantum board and AltiWare software in July 1996. We generated net revenues of $11.8 million in fiscal year 2003, $9.9 million in fiscal year 2002 and $9.6 million in fiscal year 2001. As of September 30, 2003, we had an accumulated deficit of $50.9 million.

        We derive our revenues from sales of our AltiServ system. Product revenues consist of sales to end-users (including dealers) and to distributors. Revenues from product sales to end-users and resellers are recognized upon shipment. We defer recognition of revenue for sales to distributors until they resell our products to their customers. Upon shipment, we also provide a reserve for the estimated cost that may be incurred for product warranty. Under our distribution contracts, a distributor has the right, in certain circumstances, to return products it determines are overstocked, so long as it provides an offsetting purchase order for products in an amount equal to or greater than the dollar value of the returned products. In addition, we provide distributors protection from subsequent price reductions.

        Our cost of revenues consists of component and material costs, direct labor costs, provisions for excess and obsolete inventory, warranty costs and overhead related to the manufacturing of our products. We have experienced operating losses and negative cash flows from operations in each quarterly and annual period since our inception. Several factors that have affected and will continue to affect our revenue growth are the state of economy, the market acceptance of our products, our ability to add new reseller and our ability to design, develop, and release new products. We engage a third-party assembler, which in fiscal year 2003 was principally to All Quality Services in San Jose, to insert the hardware components into the printed circuit board. We selected our manufacturing partner with the goals of ensuring a reliable supply of high-quality finished products and lowering per unit product costs as a result of manufacturing economies of scale. We cannot assure that we will maintain the volumes required to realize these economies of scale or when or if such cost reductions will occur. The failure to obtain such cost reductions could materially adversely affect our gross margins and operating results.

        As of September 30, 2003, we had cumulative net operating loss carryforwards for federal and California income tax reporting purposes of approximately $41 million and $15 million, respectively, available to offset income in future years. The cumulative net operating loss carryforwards will expire in various periods from 2009 to 2021, if they are not utilized. Under current tax law, net operating loss carryforwards available in any given year may be limited upon the occurrence of certain events, including changes of ownership interest. We have not recognized any future tax benefits of our cumulative net operating losses due to uncertainty as to future realizability.

        We continue to focus on developing enhancements to our current products to provide greater functionality and increased capabilities, based on our market research, customer feedback and our competitors' product offerings and creating new product offerings. In particular, we are focusing on developing products that allow us to enhance our position in our target market segment and enter new geographical markets. Additionally, we intend to continue to focus on selling our products to small to medium-sized businesses and branch offices of larger corporations, which are business with less than 500 employees, with particular emphasis in the Internet protocol phone systems segment of the telecommunications market. Also, we plan to continue to recruit additional resellers and distributors that focus on selling phone systems to our target customers. There can be no assurance,however, that we will be successful in developing any new products or enhancements to existing products, entering new geographical or product markets or expanding our network of resellers. We believe that the adoption rate for this new technology is much faster with smaller businesses because they have no significant investment on their books for traditional phone systems. Also we believe that small to medium sized businesses are looking for call center type administration to increase the productivity and efficiency of their contacts with customers. Assuming the continued market trends, successful product enhancements, the introduction of the call center products, the beginning of sales activities in United Kingdom and Norway, continuing growth in the Chinese marketplace, and the status quo of the North American economy, we expect, we should see continued revenue growth for the up coming fiscal year at a rate equal to this past fiscal year.

CRITICAL ACCOUNTING POLICIES

        Revenue recognition.    Revenues consist of sales to end-users, including resellers, and to distributors. Revenues from sales to end-users are recognized upon shipment, when risk of loss has passed to the customer, collection of the receivable is reasonably assured, persuasive evidence of an arrangement exits, and the price is fixed and determinable. We provide for estimated sales returns and allowances and warranty costs related to such sales at the time of shipment. Net revenues consist of product revenues reduced by estimated sales returns and allowances. Sales to distributors are made under terms allowing certain rights of return and protection against subsequent price declines on the our products held by its distributors. Upon termination, any unsold products may be returned by the distributor for a full refund. These agreements may be canceled by either party based on a specified notice. As a result of the above provisions, we defer recognition of distributor revenues until such distributors resell our products to their customers. The amounts deferred as a result of this policy are reflected as "deferred revenue" in the accompanying consolidated balance sheets. The related cost of revenues is also deferred and reported in the consolidated balance sheets as inventory. Our total deferred revenue was $412,000 and $405,000 as of September 30, 2003 and September 30, 2002, respectively.

        Allowance for Doubtful Accounts.    The allowance for doubtful accounts is based on our assessment of the collectibility of specific customer accounts and the aging of the accounts receivable. If there were a deterioration of a major customer's creditworthiness, or actual defaults were higher than our historical experience, we could be required to increase our allowance and our earnings could be adversely affected. Our allowance for doubtful accounts was $60,000 and $227,000 as of September 30, 2003 and September 30, 2002, respectively.

        Inventory.    Inventory is stated at the lower of cost (first-in, first-out method) or market. Our inventory balance was $0.9 million and $1.3 million as of September 30, 2003 and September 30, 2002, respectively. We regularly review value of inventory in detail, with consideration given to future customer demand for our products, obsolescence from rapidly changing technology, and other factors. If actual market conditions are less favorable than those projected by management, and our estimates prove to be inaccurate, we could be required to increase our inventory provision and our gross margins could be adversely affected. Our inventory allowance was $2.9 million and $3.3 million as of September 30, 2003 and September 30, 2002, respectively.

        Warranty.    We accrue for warranty costs based on estimated product return rates and the expected material and labor costs to provide warranty services. If actual return rates and repair and replacement costs differ significantly from our estimates, our gross margin could be adversely affected. The liability for product warranties was $644,000 and $590,000 as of September 30, 2003 and September 30, 2002, respectively.

Results of Operations

        The following table sets forth consolidated statements of operations data for the periods indicated as a percentage of net revenues.

	Fiscal Year Ended September 30,
	2003	2002	2001
Consolidated Statements of Operations Data:
Revenues, net	100.0%	100.0%	100.0%
Cost of revenues	42.1	46.2	76.3

Gross profit	57.9	53.8	23.7

Operating expenses:
Research and development	33.7	41.1	50.3
Sales and marketing	39.3	59.2	101.1
General and administrative	16.4	22.4	29.3
Deferred stock compensation	0.5	3.4	8.2

Total operating expenses	89.9	126.1	188.9

Loss from operations	(32.0)	(72.3)	(165.2)
Loss in long term investment valuation	—	(2.1)	—
Interest and other income, net	2.0	2.9	12.7

Net loss	(30.0)%	(71.5)%	(152.5)%

Fiscal Year Ended September 30, 2003 Compared to Fiscal Year Ended September 30, 2002

        Revenues, net.    Revenues consist of sales to end users (including resellers) and distributors.

Net Revenue by Products:

	Fiscal Year Ended September 30,
	2003	2002
Telephone system	92%	99%
Internet protocol phone	7%	0%
Product support	1%	1%

Net Revenue by Geographic Area:

	Fiscal Year Ended September 30,
	2003	2002
Americas	94%	94%
International	6%	6%

Net Revenue by Customers:

	Fiscal Year Ended September 30,
	2003	2002
AltiSys	18%	27%
Ingram Micro	21%	25%
Synnex	48%	32%

        Revenue generated in the Americas accounted for $11.1 million or 94% in fiscal year 2003 and $9.3 million or 94% in fiscal year 2002. Net revenues increased 19% from $9.9 million in fiscal year 2002 to $11.8 million in fiscal year 2003. Net product sales related to telephone system in fiscal 2003 increased by $1.1 million or 11% from $9.8 million in fiscal 2002 to $10.9 million due to the introduction of a new line of AltiServ Office, AltiServ 1IP and AltiServ 2IP, which offer our customers an all voice over Internet protocol phone system. In fiscal year 2003, we started selling our own Internet protocol phone that generated revenue of $0.9 million.

        Cost of revenues.    Cost of revenues in fiscal year 2003 has increased $0.4 million or 9% to $5.0 million from approximately $4.6 million in fiscal year 2002 due to an increase in overall sales of products and the requisite increase in product costs. Cost of revenues as a percentage of net revenues decreased from 46% in fiscal year 2002 to 42% in fiscal year 2003. Production overhead and manufacturing and other related costs decreased in fiscal 2003, compared with fiscal 2002, which resulted in an increase in product gross margin and an increase in net revenues. Production overhead in fiscal 2003 decreased by $115,000 from $627,000 in fiscal 2002 to $512,000. This decrease primarily was caused by lower labor and overhead expenses. In addition, manufacturing and other related costs in fiscal 2003 decreased by $104,000 from $515,000 in fiscal 2002 to $411,000 resulting from lower warranty reserve due to the decline in the product return rate, lower depreciation on equipment and facilities charges associated with manufacturing activities. No additional provision for excess or obsolete inventory was necessary in either fiscal year 2003 and 2002.

        Research and development expenses.    Research and development expenses consist principally of salaries and related personnel expenses, consultant fees and prototype expenses related to the design, development and testing of our products and enhancement of our converged telephone system software. Research and development expenses decreased slightly by approximately $0.1 million or 2% from $4.1 million in fiscal year 2002 to $4.0 million in fiscal year 2003. Research and development expenses as a percentage of revenue decreased from 41% in fiscal year 2002 to 34% in fiscal year 2003. The slight decrease in research and development expenses primarily was a result of decreases in: headcount-related costs of $142,000 resulting from reduction in workforce; depreciation cost of $62,000, partly offset by an increase in equipment expense and consultant cost of $66,000; and write off of equipment of $20,000. We expect research and development expenses to remain relatively flat due to the uncertainty about customers' spending patterns in the current economic environment. Management continues to monitor research and development expenses in line with revenue growth.

        Sales and marketing expenses.    Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in marketing, sales and customer support functions, as well as trade shows, advertising, and promotional expenses. Sales and marketing expenses decreased by approximately $1.2 million or 21% from $5.9 million in fiscal year 2002 to $4.6 million in fiscal year 2003. Sales and marketing expenses as a percentage of revenue decreased from 59% in fiscal year 2002 to 39% in fiscal year 2003. The decrease in absolute dollars primarily was a result of: a decrease in headcount-related costs of approximately $311,000 due to workforce reduction in the sales and marketing group; a significant cost reduction measures in the areas of travel, advertising, promotional, marketing and other types of discretionary spending of approximately $904,000; and lower depreciation costs of approximately $51,000. We expect sales and marketing expenses to remain relatively flat due to the uncertainty about customers' spending patterns in the current economic environment.

        General and administrative expenses.    General and administrative expenses consist of salaries and related expenses for executive, finance and administrative personnel, facilities, bad debt, legal, and other general corporate expenses. General and administrative expenses decreased by approximately $0.3 million or 12% from $2.2 million in fiscal year 2002 to $1.9 million in fiscal year 2003. General and administrative expenses as a percentage of revenue decreased from 22% in fiscal year 2002 to 16%

in fiscal year 2003. The decrease primarily was due to a reduction in professional fees of approximately $237,000; slightly lower personnel levels and related expenditures of approximately $90,000, as well as tighter controls over allowable discretionary spending amounts. We expect to maintain general and administrative expenses at the same level.

        Amortization of deferred stock compensation.    Amortization of deferred stock compensation was $55,000 in fiscal year 2003 as compared to $338,000 in fiscal year 2002. Deferred stock compensation expense reflects the amortization of stock compensation charges resulting from granting stock options at exercise prices below the deemed fair value of our common stock on the dates the options were granted. We amortize these deferred amounts using the straight-line method over the vesting period of the related stock options. All remaining deferred stock compensation was amortized in fiscal year 2003.

        Write-down of long-term investment.    We perform periodic reviews of our investments for impairment. Our investments are considered impaired when a review of the investees' operations and other indicators of impairment indicate that the carrying value of the investment is not likely to be recoverable. Such indicators include, but are not limited to, limited capital resources, limited prospects of receiving additional financing, and limited prospects for liquidity of the related securities. During fiscal year 2002, we recorded a noncash, permanent write-down of $203,000 related to impairments of our investment. No write-down was recorded during fiscal year 2003.

        Interest and other income, net.    Net interest and other income decreased to $241,000 in fiscal year 2003 from $284,000 in fiscal year 2002. The decrease primarily was due to declining interest income caused by a decrease in invested principal due to cash being used in operations. We expect net interest and other income to continue to decrease as a result of further decreases in cash available to invest and relatively flat or lower interest rates.

Fiscal Year Ended September 30, 2002 Compared to Fiscal Year Ended September 30, 2001

        Revenues, net.

Net Revenue by Products:

	Fiscal Year Ended September 30,
	2002	2001
Telephone system	99%	100%
Internet protocol phone	0%	0%
Product support	1%	0%

Net Revenue by Geographic Area:

	Fiscal Year Ended September 30,
	2002	2001
Americas	94%	98%
International	6%	2%

Net Revenue by Customers:

	Fiscal Year Ended September 30,
	2002	2001
AltiSys	27%	26%
Ingram Micro	25%	21%
Synnex	32%	43%

        Net revenues increased approximately 3% from $9.6 million in fiscal year 2001 to $9.9 million in fiscal year 2002. Net product sales related to telephone system in fiscal 2002 increased by $0.2 million or 2% from $9.6 million in fiscal 2001 to $9.8 million primarily due to sales related to the introduction of our AltiServ Office products which offer our customers a complete system including a chassis with pre-installed software and hardware.

        Cost of revenues.    Cost of revenues in fiscal year 2002 decreased by approximately $2.8 million or 38% to $4.6 million from approximately $7.3 million in fiscal year 2001. Cost of revenues as a percentage of net revenues also decreased to 46% in fiscal year 2002 from 76% in fiscal year 2001. Cost of revenues was higher in fiscal year 2001 primarily due to inventory write-down of approximately $3.1 million for excess and obsolete inventory resulting from the slowdown in telecommunications capital spending and the general downturn in the U.S. economy. During fiscal year 2002, no additional write-down for excess inventory were required.

        Research and development expenses.    Research and development expenses decreased by approximately $0.8 million or 16% from $4.8 million in fiscal year 2001 to $4.1 million in fiscal year 2002. Research and development expenses as a percentage of revenue decreased from 50% in fiscal year 2001 to 41% in fiscal year 2002. The decrease in research and development expenses primarily was a result of decrease in: headcount-related costs of $171,000; consultant expense and service fee of $387,000; travel expenses of $64,000 and depreciation cost of $85,000, as well as tighter controls over discretionary spending.

        Sales and marketing expenses.    Sales and marketing expenses decreased by approximately $3.9 million or 40% from $9.7 million in fiscal year 2001 to $5.9 million in fiscal year 2002. Sales and marketing expenses as a percentage of revenue decreased from 101% in fiscal year 2001 to 59% in fiscal year 2002. The decrease in absolute dollars primarily was a result of: a decrease in headcount-related costs of approximately $1.5 million due to workforce reduction in sales and marketing group; and a significant cost cutting measures in the areas of travel, advertising, promotional, marketing and other types of discretionary spending of approximately $2.2 million.

        General and administrative expenses.    General and administrative expenses decreased by approximately $0.6 million from $2.8 million in fiscal year 2001 to $2.2 million in fiscal year 2002. General and administrative expenses as a percentage of revenue decreased from 29% in fiscal year 2001 to 22% in fiscal year 2002. The decrease primarily was due to: a reduction in professional fees of approximately $23,000; travel, printing, and supplies expenses of $76,000; slightly lower personnel levels and related expenditures of approximately $177,000 relating from reduction in workforce, as well as tighter controls over discretionary spending.

        Amortization of deferred stock compensation.    Amortization of deferred stock compensation was $0.3 million in fiscal year 2002 as compared to $0.8 million for fiscal year 2001. The aggregate deferred stock compensation charge was reduced during fiscal year 2002 by approximately $62,000 due to the cancellation of approximately 19,000 options held by employees who were no longer employed by us. Deferred stock compensation expense reflects the amortization of stock compensation charges resulting from granting stock options at exercise prices below the deemed fair value of our common stock on the dates the options were granted. We are amortizing these deferred amounts using the straight-line method over the vesting period of the related stock options.

        Write-down of long-term investment.    We perform periodic reviews of our investments for impairment. Our investments are considered impaired when a review of the investees' operations and other indicators of impairment indicate that the carrying value of the investment is not likely to be recoverable. Such indicators include, but are not limited to, limited capital resources, limited prospects of receiving additional financing, and limited prospects for liquidity of the related securities. During fiscal year 2002, we recorded a noncash, other-than-temporary write-down of $203,000 related to impairments of our investment. No write-down was recorded during fiscal year 2001.

        Interest and other income, net.    Net interest and other income decreased to $0.3 million in fiscal year 2002 from $1.2 million in fiscal year 2001. The decrease primarily was due to the declining interest income caused by a decrease in invested principal due to cash being used in operations.

Liquidity and Capital Resources

        Since inception, we have financed our operations primarily through the sale of equity securities. As of September 30, 2003, we had cash and short-term investments totaling $10.1 million consisting of cash and cash equivalents of $8.5 million and $1.6 million of short-term investment with a maturity of less than 90 days.

	2003	2002	2001
	(dollars in thousand)
Cash and cash equivalents	$8,548	$7,210	$11,900
Short-term investments	1,598	4,938	5,628

Total cash, cash equivalents and short-term investments	$10,146	$12,148	$17,528

Percentage of total assets	76.8%	73.6%	73.5%
Cash used in operating activities	$(2,681)	$(4,963)	$(11,781)
Cash provided by investing activities	$3,263	$593	$8,049
Cash provided by (used in) financing activities	$756	$(320)	$491
Net increase (decrease) in cash and cash equivalents	$1,338	$(4,690)	$(3,241)

Changes in Cash Flows

        During fiscal 2003, net cash used in operating activities was $2.7 million, which is $2.2 million lower than the cash used in operating activities during fiscal 2002. In fiscal 2003, our use of cash for non-operating activities was primarily attributable to the $77,000 of capital spending on equipment additions to support our operations. As a result, during the twelve months ended September 30, 2003, our cash, cash equivalents and marketable debt securities only decreased by $1.3 million as compared to September 30, 2002.

        Net accounts receivable decreased to $1.5 million at September 30, 2003 from $1.7 million at September 30, 2002. The decrease in net accounts receivable primarily was due to improving collection efficiencies.

        We ended the fourth quarter of fiscal 2003 with a cash conversion cycle of 45 days, an improvement of 50 days from the fourth quarter ended September 30, 2002. The cash conversion cycle is the duration between purchase of inventories and services and the collection of the cash from the sale of our products and services and is a metric on which we have focused as we continue to try to efficiently manage our assets. The cash conversion cycle results from the calculation of days of sales outstanding (DSO) added to days of supply in inventories (DOS), reduced by days of payable outstanding (DPO). We decreased our days of supply in inventories by continuing reductions in inventory levels and increased our days of payables outstanding by negotiating more favorable terms with our vendors, while days of sales outstanding decreased from September 30, 2002.

        Inventories decreased to $0.9 million at September 30, 2003 from $1.3 million at September 30, 2002 and our inventory turn rate increased to 5.4 times at September 30, 2003 from 4.3 at September 30, 2002. Inventory turns is annualized and represents the number of times inventory is replenished during the year. The increase in the inventory turns rate is a result of the lower balance in inventory and our ability to efficiently manage our inventory to meet customer demands. Inventory management will continue to be an area of focus as we balance the need to maintain strategic inventory levels to help ensure competitive lead times with the risk of inventory obsolescence due to rapidly changing technology and customer requirements.

        Accounts payable increased to $873,000 at September 30, 2003 from $538,000 at September 30, 2002. This increase primarily was due to inventory purchases at the last month of fiscal year 2003 and payment was not due until after September 30, 2003. Our accrued payroll-related liabilities decreased to $276,000 at September 30, 2003 from $316,000 at September 30, 2002, as a result of a decrease in incentive compensation and vacation accrual. Accrued liabilities decreased to $462,000 at September 30, 2003 from $850,000 at September 30, 2002, as a result of the overall decrease in accrual marketing cost and related operational costs.

        In fiscal 2003, our net cash provided by financing activities primarily was attributable to the $343,000 of payment received from the promissory note to our officer and $413,000 of proceeds from the exercise of employee stock options and employee stock purchase plan.

Liquidity and Capital Resources

        We intend to invest our cash in excess of current operating requirements in short-term, interest bearing investment-grade securities.

        Our cash needs depend on numerous factors, including market acceptance of and demand for our products, our ability to develop and introduce new products and enhancements to existing products, the prices at which we can sell our products, the resources we devote to developing, marketing, selling and supporting our products, the timing and expense associated with expanding our distribution channels, increases in manufacturing costs and the prices of the components we purchase, as well as other factors. If we are unable to raise additional capital or if sales from our new products or enhancements are lower than expected, we will be required to make additional reductions in operating expenses and capital expenditures to ensure that we will have adequate cash reserves to fund operations.

        Additional financing, if required, may not be available on acceptable terms, or at all. We also may require additional capital to acquire or invest in complementary businesses or products, or obtain the right to use complementary technologies. If we cannot raise funds, if needed, on acceptable terms, we may not be able to further develop or enhance our products, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements, which could seriously harm our business. Even if additional financing is available, we may be required to obtain the consent of our stockholders, which we may or may not be able to obtain. In addition, the issuance of equity or equity-related securities will dilute the ownership interest of our stockholders and the issuance of debt securities could increase the risk or perceived risk of us.

        We do not have any material commitments for capital expenditures as of September 30, 2003. We have commitment under our noncancellable operating lease in the amount of $1.4 million as of September 30, 2003. We believe, we have sufficient cash reserves to allow us to continue operations for more than a year assuming our quarterly cash used rate does not deteriorate or improve over that period. Our cash and short-term investments totaled $10.1 million as of September 30, 2003, and our quarter ended September 30, 2003 generated $88,000 from operating activities.

Recent Accounting Pronouncements

        In June 2002, the Financial Accounting Standard Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. We adopted the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of our commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. This statement is effective for exit or disposal activities that are initiated after December 31, 2002 and the adoption did not have an impact on our historical financial position, results of operations, or cash flows.

        In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN No. 45"). FIN No. 45 requires certain guarantees to be recorded at fair value and requires a guarantor to make disclosures, even when the likelihood of making any payments under the guarantee is remote. The initial recognition and measurement requirements do not apply to the our product warranties or to the provisions contained in the majority of our software license agreements that indemnify licensees of our software from damages and costs resulting from claims alleging that our software infringes the intellectual property rights of a third party. The adoption of the liability recognition provisions did not have an impact on our financial position or results of operations.

        In December 2002, the Emerging Issues Task Force ("EITF") reached a consensus on EITF No. 00-21, "Revenue Arrangements with Multiple Deliverables." This pronouncement addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. The guidance in this pronouncement was effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 did not have an effect on our consolidated financial statements.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment to FASB Statement 123." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting of stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation," to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We adopted the disclosure provisions of SFAS No. 148 effective January 1, 2003.

        In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." FIN No. 46 requires an investor with a majority of the variable interests in a variable interest entity to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A variable interest entity is an entity in which the equity investors do not have a controlling interest or the equity investment at risk is insufficient to finance the entity's activities without receiving additional subordinated financial support from the other parties. We do not expect to identify any variable interest entities that must be consolidated.

        In April 2003, the FASB issued SFAS No. 149, "Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 was effective for contracts entered into or modified after June 30, 2003 and did not have an impact on our consolidated financial statements.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." The Statement improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity by requiring that such instruments be classified as liabilities in statements of financial position. Adoption of SFAS No. 150 did not have an effect on our consolidated financial statements.

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

        We have experienced operating losses since our inception. As of September 30, 2003,we had an accumulated deficit of $50.9 million. We expect to incur operating losses for the foreseeable future, and these losses may be substantial. We do not expect to increase expenditures for product development, general and administrative expenses, and sales and marketing expenses; however, if we cannot increase revenues significantly, we will not achieve either profitability or positive operating cash flows. Even if we do achieve profitability and positive operating cash flows, we may not be able to sustain or increase profitability or positive operating cash flows on a quarterly or annual basis.

        The current economic downturn may continue to adversely affect our revenues, gross margins and expenses.

        Our annual revenue and operating results have and may continue to fluctuate due to the effects of general economic conditions in the United States and globally and specific market conditions in the telecommunications industry. We are uncertain about the extent, severity, and length of the economic downturn. If the economic conditions in the United States and globally do not improve, or if we experience a worsening in the global economic slowdown, we may continue to experience material negative effects on our business, operating results, and financial condition.

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

        We face competition from companies providing traditional private telephone systems. Our principal competitors that produce these telephone systems are Avaya Communications, NEC and Nortel Networks. We also compete against providers of multifunction telecommunications systems, including Artisoft, Inc., Shoreline Communications, Inc., 3Com Corporation, and Cisco Systems, Inc., as well as any number of future competitors. Many of our competitors are substantially larger than we are and have significantly greater name recognition, financial, sales and marketing, technical, customer support, manufacturing and other resources. These competitors also may have more established distribution channels and stronger relationships with service providers. These competitors may be able to respond more rapidly to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion and sale of their products. These competitors may enter our existing or future markets with products that may be less expensive, provide higher performance or additional features or be introduced earlier than our phone systems. We also expect that other companies may enter our market with better products and technologies. If any technology that is competing with ours is more reliable, faster, less expensive or has other advantages over our technology, then the demand for our products and services could decrease and harm our business.

        We expect our competitors to continue to improve the performance of their current products and introduce new products or new technologies. If our competitors successfully introduce new products or enhance their existing products, this could reduce the sales or market acceptance of our products and services, increase price competition or make our products obsolete. To be competitive, we must continue to invest significant resources in research and development, sales and marketing and customer support. We may not have sufficient resources to make these investments or to make the technological advances necessary to be competitive, which in turn will cause our business to suffer. A description of our principal competitors and the competitive nature of our market are discussed in greater detail in "Business—Competition."

        Losing any of our key distributors would harm our business. We also need to establish and maintain relationships with additional distributors and original equipment manufacturers.

        Sales through our three key distributors, Altisys, Ingram Micro Inc. and Synnex, accounted for 87% of our net revenues in the fiscal year ended September 30, 2003. On June 12, 2003, we signed a new distribution agreement with Graybar Electric Company, a leader in the distribution of high-quality electrical telecommunications and networking products and an expert provider of related supply chain management and logistics services but no material purchases by Graybar have been made as of September 30, 2003. Our business and operating results will suffer if any one of these distributors does not continue distributing our products, fails to distribute the volume of our products that it currently distributes or fails to expand our customer base. We also need to establish and maintain relationships with additional distributors and original equipment manufacturers. We may not be able to establish, or successfully manage, relationships with additional distribution partners. In addition, our agreements with distributors typically provide for termination by either party upon written notice to the other party. For example, our agreement with Ingram Micro provides for termination, with or without cause, by either party upon 30 days' written notice to the other party, or upon insolvency or bankruptcy. Generally, these agreements are non-exclusive and distributors sell products that compete with ours. If we fail to establish or maintain relationships with distributors and original equipment manufacturers, our ability to increase or maintain our sales and our customer base will be substantially harmed.

        We sell our products through dealers and distributors, which limits our ability to control the timing of our sales, and which makes it more difficult to predict our revenues.

        We do not recognize revenue from the sale of our products to our distributors until these products are sold to either resellers or end-users. We have little control over the timing of product sales to dealers and end users. Our lack of control over the revenue that we recognize from our distributors' sales to resellers and end-users limits our ability to predict revenue for any given period. Our budgets and commitments that we have made for the future are based in part on our expectations of future sales. If our sales do not meet expectations, it will be difficult for us to reduce our expenses quickly, and consequently our operating results may suffer.

        We rely on sole-sourced components and third-party technology and products; if these components are not available, our business may suffer.

        We purchase technology from third-parties that is incorporated into many of our products, including virtually all of our hardware products. We order sole-sourced components using purchase orders and do not have supply contracts for them. One sole-sourced component, a TI DSP chip, is particularly important to our business because it is included in virtually all of our hardware products. If we were unable to purchase an adequate supply of these sole-sourced components on a timely basis, we would be required to develop alternative products, which could entail qualifying an alternative source or redesigning our products based on different components. Our inability to obtain these sole-sourced components, especially the TI DSP chip, could significantly delay shipment of our products, which could have a negative effect on our business, financial condition and results of operations. See "Business—Manufacturing and Assembly."

        We rely on resellers to promote, sell, install and support our products, and their failure to do so may substantially reduce our sales and thus seriously harm our business.

        We rely on resellers who can provide high quality sales and support services. As with our distributors, we compete with other telecommunications systems providers for our resellers' business as our resellers generally market competing products. If a reseller promotes a competitor's products to the detriment of our products or otherwise fails to market our products and services effectively, we could lose market share. In addition, the loss of a key reseller or the failure of resellers to provide adequate customer service could cause our business to suffer. If we do not properly train our resellers to sell, install and service our products, our business will suffer.

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

        On September 6, 2002, Vertical Networks, Inc. filed suit against us in the United States District Court for the Northern District of California, alleging infringement of Vertical Networks' United States Patents Nos. 6,266,341; 6,289,025; 6,292,482; 6,389,009; and 6,396,849. On October 28, 2002, Vertical Networks amended its Complaint to add allegations of infringement of Patents Nos. 5,617,418 and 5,687,174. Vertical Networks filed a Second Amended Complaint on November 20, 2002 to identify our products and/or activities that allegedly infringe the seven patents-in-suit. Vertical Networks seeks a judgment of patent infringement and an award of damages, including treble damages for alleged willful infringement, and attorneys' fees and costs. We filed an Answer and Counterclaims for Declaratory Relief on December 9, 2002. On December 26, 2002, Vertical Networks filed its Answer to our Counterclaims. Vertical Networks served its Preliminary Infringement Contentions on us on April 9, 2003 and we served its Preliminary Invalidity Contentions on June 3, 2003, and July 14, 2003. To date, the parties have exchanged some discovery, but no depositions have been taken, and no motions are currently pending. On October 7, 2003, the parties filed a stipulation to stay this action, pending the outcome of the reissue of some of the subject patents before the United States Patent and Trademark Office. We believe it has strong defenses and arguments in this dispute and intends to vigorously litigate its position. Thus, management's view is that any loss from this litigation is not probable or estimable

        More generally, litigation related to these types of claims may require us to acquire licenses under third-party patents that may not be available on acceptable terms, if at all. We believe that an increasing portion of our revenues in the future will come from sales of software applications for our hardware products. The software market traditionally has experienced widespread unauthorized reproduction of products in violation of developers' intellectual property rights. This activity is difficult to detect, and legal proceedings to enforce developers' intellectual property rights are often burdensome and involve a high degree of uncertainty and substantial costs.

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

        Although we have filed patent applications, we are not certain that our patent applications will result in the issuance of patents, or that any patents issued will provide commercially significant protection of our technology. In addition, others may independently develop substantially equivalent proprietary information not covered by patents to which we own rights, may obtain access to our know-how or may claim to have issued patents that prevent the sale of one or more of our products. Also, it may be possible for third parties to obtain and use our proprietary information without our authorization. Further, the laws of some countries, such as those in Japan, one of our target markets, may not adequately protect our intellectual property or may be uncertain. Our success also depends on trade secrets that cannot be patented and are difficult to protect. If we fail to protect our proprietary information effectively, or if third parties use our proprietary technology without authorization, our competitive position and business will suffer. A description of our dependence on proprietary technology is discussed in greater detail in "Business—Intellectual Property."

        Our products may not meet the legal standards required for their sale in some countries; if we cannot sell our products in these countries, our results of operations may be seriously harmed.

        The United States and other countries in which we intend to sell our products have standards for safety and other certifications that must be met for our products to be legally sold in those countries. We have tried to design our products to meet the requirements of the countries in which we sell or plan to sell them. We also have obtained or are trying to obtain the certifications that we believe are required to sell our products in these countries. We cannot, however, guarantee that our products meet all of these standards or that we will be able to obtain any certifications required. In addition, there is, and will likely continue to be, an increasing number of laws and regulations pertaining to the products we offer and may offer in the future. These laws or regulations may include, for example, more stringent safety standards, requirements for additional or more burdensome certifications or more stringent consumer protection laws.

        If our products do not meet a country's standards or we do not receive the certifications required by a country's laws or regulations, then we may not be able to sell our products in that country. This inability to sell our products may seriously harm our results of operation by reducing our sales or requiring us to invest significant resources to conform our products to these standards.

        Our market is subject to changing preferences; failure to keep up with these changes would result in our losing market share, thus seriously harming our business, financial condition and results of operations.

        Our customers and end-users expect frequent product introductions and have changing requirements for new products and features. In order to be competitive, therefore, we need to develop and market new products and product enhancements that respond to these changing requirements on a timely and cost-effective basis. Our failure to do so promptly and cost-effectively would seriously harm our business, financial condition and results of operations. Also, introducing new products could require us to write off existing inventory as obsolete, which could harm our results of operations.

        If we are unable to raise additional capital when needed, we may be unable to develop or enhance our products and services.

        We may seek additional funding in the future. If we cannot raise funds on acceptable terms, we may be unable to develop or enhance our products and services, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. We also may be required to reduce operating costs through lay-offs or reduce our sales and marketing or research and development efforts. If we issue equity securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of our common stock.

        If we do not manage our growth effectively, our business will suffer.

        We may not be successful in managing ourfuture growth. We have expanded our operations rapidly since our inception. In order to manage this expansion and to grow in the future, we will need to expand or enhance our management, manufacturing, research and development and sales and marketing capabilities. We may not be able to hire the management, staff or other personnel required to do so.

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

        For the fiscal year ended September 30, 2003, approximately 6% of our net revenues came from customers outside of the United States. We intend to expand our international sales and marketing efforts. Our efforts are subject to a variety of risks associated with conducting business internationally, any of which could seriously harm our business, financial condition and results of operations. These risks include:

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

        We depend on attracting and retaining qualified personnel to maintain and expand our business; our failure to promptly attract and retain qualified personnel may seriously harm our business, financial condition and results of operations.

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

        Based on volume or customer requirements, we may begin outsourcing some assembly and test functions. In addition, we may determine that we need to establish assembly and test operations overseas to better serve our international customers. Establishing overseas assembly and test operations may be more difficult or take longer than we anticipate. This outsourcing strategy involves certain risks, including the potential lack of adequate capacity and reduced control over delivery schedules, manufacturing yield, quality and costs. In the event that any significant subcontractor were to become unable or unwilling to continue to manufacture or test our products in the required volumes, we would have to identify and qualify acceptable replacements. Finding replacements could take time and we cannot be sure that additional sources would be available to us on a timely basis. Any delay or increase in costs in the assembly and testing of products by third-party subcontractors could seriously harm our business, financial condition and results of operations. Our manufacturing and assembly operations are discussed in greater detail in "Business—Manufacturing and Assembly."

Risks Related to the Industry

        Integrated, multifunction telecommunications systems may not achieve widespread acceptance.

        The market for integrated, multifunction telecommunications systems is relatively new and rapidly evolving. Businesses have invested substantial resources in the existing telecommunications infrastructure, including traditional private telephone systems, and may be unwilling to replace these systems in the near term or at all. Businesses also may be reluctant to adopt integrated, multifunction telecommunications systems because of their concern about the current limitations of data networks, including the Internet. For example, end users sometimes experience delays in receiving calls and reduced voice quality during calls when routing calls over data networks. Moreover, businesses that begin to route calls over the same networks that currently carry only their data also may experience these problems if the networks do not have sufficient capacity to carry all of these communications at the same time.

        Future regulation or legislation could harm our business or increase our cost of doing business.

        In April 1998, the Federal Communications Commission submitted a report to Congress stating that it may regulate certain Internet services if it determines that such Internet services are functionally equivalent to conventional telecommunications services. The increasing growth of the voice over data network market and the popularity of supporting products and services, heighten the risk that national governments will seek to regulate the transmission of voice communications over networks such as the Internet. In addition, large telecommunications companies may devote substantial lobbying efforts to influence the regulation of this market so as to benefit their interests, which may be contrary to our interests. These regulations may include, for example, assessing access or settlement charges, imposing tariffs or imposing regulations based on encryption concerns or the characteristics and quality of products and services. Future laws, legal decisions or regulations, as well as changes in interpretations of existing laws and regulations, could require us to expend significant resources to comply with them. In addition, these future events or changes may create uncertainty in our market that could reduce demand for our products.

        Evolving standards may delay our product introductions, increase our product development costs or cause end users to defer or cancel plans to purchase our products, any of which could adversely affect our business.

        The standards in our market are still evolving. These standards are designed to ensure that integrated, multifunction telecommunications products from different manufacturers can operate together. Some of these standards are proposed by other participants in our market, including some of our competitors, and include proprietary technology. In recent years, these standards have changed, and new standards have been proposed, in response to developments in our market. Our failure to conform our products to existing or future standards may limit their acceptance by market participants. We may not anticipate which standards will achieve the broadest acceptance in our market in the future, and we may take a significant amount of time and expense to adapt our products to these standards. We also may have to pay additional royalties to developers of proprietary technologies that become standards in our market. These delays and expenses may seriously harm our results of operations. In addition, customers and users may defer or cancel plans to purchase our products due to concerns about the ability of our products to conform to existing standards or to adapt to new or changed standards, and this could seriously harm our results of operations.

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

Item 8. Consolidated Financial Statements and Supplementary Data.

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

        "This is an amendment to the Form 8-K filed by AltiGen Communications, Inc. on June 26, 2002.

        On June 20, 2002, the Audit Committee of AltiGen Communications, Inc.'s (the "Company") Board of Directors approved a change in the Company's independent public accountants for the fiscal year ended September 30, 2002, from Arthur Andersen LLP to Deloitte & Touche LLP. The report of Arthur Andersen LLP for the fiscal years ended September 30, 2000 and 2001 contained no adverse opinions, disclaimer of opinion or qualification or modification as to uncertainty, audit scope or accounting principles. During the fiscal years ended September 30, 2000 and 2001, and the interim period from October 1, 2001 through June 20, 2002, there were no disagreements between the Company and Arthur Andersen LLP on any accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to the satisfaction of Arthur Andersen LLP, would have caused it to make reference to the subject matter of the disagreement in connection with its report. No event described in paragraph (a) (1) (v) of Item 304 of Regulation S-K has occurred within the Company's fiscal years ending September 2000 and 2001, or the period from October 1, 2001 through June 20, 2002.

        The Company has provided Arthur Andersen LLP with a copy of the foregoing disclosures and has requested a letter from them stating whether Arthur Andersen LLP agrees with such disclosures. On July 9, 2002, Arthur Andersen LLP informed the Company that they would not provide the requested letter, and further, that they would no longer provide similar letters to former clients.

        The Company did not consult with Deloitte & Touche LLP during the fiscal years ended September 2001, and the interim period from October 1, 2001 through June 20, 2002, with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, or any other matters or reportable events listed in paragraphs (a)(2)(i) and (ii) of Item 304 of Regulation S-K."

Item 9(A). Controls and Procedures

        (a)   Evaluation of disclosure controls and procedures. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are adequate and effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

        (b)   Changes in internal control. There was no change in our internal controls that occurred during the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

        The information required by this section with respect to our directors is incorporated by reference from the information in the section entitled: "Election of Directors" in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on February 12, 2004 (the "Proxy Statement"). The information required by this section with respect to our executive officers is included in Part I of this Form 10-K under the section titled "Executive Officers of the Registrant".

        The information required by this section with respect to any known late filing or failure by an insider to file a report required by Section 16 of the Exchange Act is incorporated by reference from the information in the section titled: "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement.

Item 11. Executive Compensation

        The information required by this section is incorporated by reference from the information in the section titled: "Executive Compensation and Other Matters" in our Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this section is incorporated by reference from the information in the section titled: "Security Ownership of Management; Principal Stockholders" in our Proxy Statement.

Item 13. Certain Relationships and Related Transactions

        The information required by this section is incorporated by reference from the information in the section titled: "Certain Relationships and Related Transactions" in our Proxy Statement.

Item 14. Principal Accountant Fees and Services

        Deloitte & Touche LLP's fees for professional services rendered in connection with the audit of our annual financial statements for the fiscal year ended September 30, 2003 and the review of our financial statements included in our quarterly report on Form 10-Q filed were approximately $149,000. We did not engage Deloitte & Touche LLP to provide advice regarding financial information systems design and implementation during the fiscal year ended September 30, 2003. Deloitte & Touche LLP's fees for all other services rendered to us, including tax related services, for the fiscal year ended September 30, 2003, totaled approximately $26,000.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

        (a)   The following documents are filed as a part of this Annual Report on Form 10-K.

1.
FINANCIAL STATEMENTS

2.
FINANCIAL STATEMENT SCHEDULES

        The following financial statement schedule is submitted herewith:

Page
Schedule II Valuation and Qualifying Accounts	60

        (All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.)

3.
EXHIBITS

        The following exhibits are included in this Annual Report on Form 10-K (numbered in accordance with Item 601 of Regulation S-K):

Exhibit Number		Description
3.1	*	Amended and Restated Certificate of Incorporation.
3.2	*	Second Amended and Restated Bylaws.
4.1		See Exhibit 3.1 and 3.2 for provisions defining the rights of holders of common stock.
4.2	*	Specimen common ctock certificates.
4.3	*	Third Amended and Restated Rights Agreement dated May 7, 1999 by and among AltiGen Communications, Inc. and the Investors and Founder named therein.
10.1	*	Form of Indemnification Agreement.
10.2	*	1994 Stock Option Plan, as amended, and form of stock option agreement.
10.3	*	1998 Stock Purchase Plan.
10.4		1999 Stock Option Plan, as amended, and form of stock option agreement.
10.5	*	1999 Employee Stock Purchase Plan, as amended, and form of subscription agreement.
10.8		Lease agreement: 4555 Cushing Parkway, Fremont, California between VEF III Funding, LLC. And AltiGen Communications, Inc. dated October 1, 2003.
10.14	*++	Distribution Agreement between Ingram Micro Inc. and AltiGen Communications, Inc. dated June 12, 1998.
10.15	*	Contract Purchase Agreement between RadiSys Corporation and AltiGen Communications Inc., dated July 31, 1998.
10.16	*	Software License and Binary Distribution Agreement between Lucent Technologies Inc. and AltiGen Communications, Inc., dated as of September 23, 1998.

10.19	*	Employment Agreement by and between the Registrant and Philip McDermott, dated June 8, 1999.
10.26	**++	OEM Agreement between AltiSys Communications and AltiGen Communications, Inc., dated January 18, 1999.
10.27	+++	Distribution Agreement between Synnex Information Technologies, Inc. and AltiGen Communications, Inc. dated December 22, 1999.
10.28	+++	Distribution Agreement between Graybar Electric Company, Inc. and AltiGen Communications, Inc. dated June 12, 2003.
21.1	*	Subsidiaries of the Registrant.
23.1		Consent of Deloitte & Touche LLP.
24.1		Power of Attorney (included on signature page).
31.1		Certification Pursuant to Section 302 of the Sarbanes-Oxley act of 2002.
31.2		Certification Pursuant to Section 302 of the Sarbanes-Oxley act of 2002.
32.1		Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to exhibit filed with the Registrant's Registration Statement on Form S-1 (No. 333-80037) declared effective on October 4, 1999.
**	Incorporated by reference to exhibit filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2001.
++	Confidential treatment was granted for certain portions of this exhibit and a request for extension of confidential treatment has been submitted to the Commission.
+++	Confidential treatment requested as to certain portions of this exhibit.

        b)    Reports on Form 8-K

        We filed a report on Form 8-K with the Securities and Exchange Commission on November 11, 2003 furnishing our press release, dated November 11, 2003, announcing our financial results for the fourth fiscal quarter ended September 30, 2003.

        c)     Exhibits

        See Item 15(a)(3) above.

INDEPENDENT AUDITORS' REPORT

To The Board of Directors and Stockholders of
AltiGen Communications, Inc.:

        We have audited the accompanying consolidated balance sheets of AltiGen Communications, Inc. and subsidiaries ("the Company") as of September 30, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. Our audits also included the consolidated financial statement schedule for the years ended September 30, 2003 and 2002 listed in the Index at Item 15(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits. The consolidated financial statements of the Company for the year ended September 30, 2001 were audited by other auditors who have ceased operations. Those auditors expressed in their report dated November 13, 2001 an unqualified opinion on those statements.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of AltiGen Communications, Inc. and subsidiaries as of September 30, 2003 and 2002, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the consolidated financial statement schedule for the years ended September 30, 2003 and 2002 listed in Item 15(a)(2), when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

San Jose, California
December 18, 2003

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

/s/ Arthur Andersen LLP(1)

San Jose, California
November 13, 2001

(1)
This report is a copy of the previously issued report covering fiscal year 2001. The predecessor auditor has not reissued its report.

ALTIGEN COMMUNICATIONS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$8,548	$7,210
Short-term investments	1,598	4,938
Accounts receivable, net of allowances of $60 and $227 in 2003 and 2002, respectively	1,521	1,656
Inventories	910	1,263
Prepaid expenses and other current assets	193	213
Promissory note to officer/stockholder (Note 3)	—	343

Total current assets	12,770	15,623

Property and equipment:
Furniture and equipment	1,853	2,033
Computer software	941	922

	2,794	2,955
Less: Accumulated depreciation	(2,549)	(2,320)

Net property and equipment	245	635

Other non-current assets:
Long-term investments	195	195
Long-term deposit	—	53

Total other non-current assets	195	248

Total assets	$13,210	$16,506

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$873	$538
Accrued liabilities:
Payroll and related benefits	276	316
Warranty (Note 4)	644	590
Marketing	253	436
Other	462	850
Deferred revenue	412	405

Total current liabilities	2,920	3,135

Commitments and contingencies (Note 5)
Stockholders' equity:
Convertible preferred stock, $0.001 par value; Authorized—5,000,000 shares; Outstanding—none at September 30, 2003 and 2002, respectively	—	—
Common stock, $0.001 par value; Authorized—50,000,000 shares; Outstanding—15,054,442 and 14,543,606 shares at September 30, 2003 and 2002, respectively	15	14
Additional paid-in capital	62,152	61,740
Deferred stock compensation	—	(55)
Accumulated deficit	(50,863)	(47,314)
Treasury stock at cost — 1,063,895 shares at September 30, 2003 and 2002, respectively	(1,014)	(1,014)

Total stockholders' equity	10,290	13,371

Total liabilities and stockholders' equity	$13,210	$16,506

The accompanying notes are an integral part of these consolidated financial statements.

ALTIGEN COMMUNICATIONS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Fiscal Year Ended September 30,
	2003	2002	2001
Revenues, net	$11,824	$9,896	$9,632
Cost of revenues	4,978	4,571	7,346

Gross profit	6,846	5,325	2,286

Operating expenses:
Research and development	3,990	4,071	4,847
Sales and marketing	4,648	5,857	9,738
General and administrative	1,943	2,217	2,820
Amortization of deferred stock compensation (Note 7)	55	338	793

Total operating expenses	10,636	12,483	18,198

Loss from operations	(3,790)	(7,158)	(15,912)
Write-down of long term investment	—	(203)	—
Interest and other income, net	241	284	1,222

Net loss	$(3,549)	$(7,077)	$(14,690)

Basic and diluted net loss per share	$(0.26)	$(0.53)	$(1.07)

Weighted average shares used in computing basic and diluted net loss per share	13,643	13,371	13,666

The accompanying notes are an integral part of these consolidated financial statements.

ALTIGEN COMMUNICATIONS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share amounts)

	Convertible Preferred Stock
			Common Stock
					Additional Paid-In Capital	Deferred Stock Compensation	Accumulated Deficit	Treasury Stock	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
BALANCE, SEPTEMBER 30, 2000	—	$—	13,507,162	$14	$61,368	$(1,342)	$(25,547)	$—	$34,493
Exercise of stock options	—	—	61,186	—	20	—	—	—	20
Issuance of common stock in connection with Employee Stock Purchase Plan	—	—	204,140	—	299	—	—	—	299
Purchase of treasury stock	—	—	—	—	—	—	—	(105)	(105)
Amortization of deferred stock compensation	—	—	—	—	—	793	—	—	793
Cancellation of employee stock options	—	—	—	—	(94)	94	—	—	—
Net loss	—	—	—	—	—	—	(14,690)	—	(14,690)

BALANCE, SEPTEMBER 30, 2001	—	—	13,772,488	14	61,593	(455)	(40,237)	(105)	20,810

Exercise of stock options	—	—	624,197	—	111	—	—	—	111
Issuance of common stock in connection with Employee Stock Purchase Plan	—	—	146,921	—	98	—	—	—	98
Purchase of treasury stock	—	—	—	—	—	—	—	(909)	(909)
Amortization of deferred stock compensation	—	—	—	—	—	338	—	—	338
Cancellation of employee stock options	—	—	—	—	(62)	62	—	—	—
Net loss	—	—	—	—	—	—	(7,077)	—	(7,077)

BALANCE, SEPTEMBER 30, 2002	—	—	14,543,606	14	61,740	(55)	(47,314)	(1,014)	13,371

Exercise of stock options	—	—	365,431	1	347	—	—	—	348
Issuance of common stock in connection with Employee Stock Purchase Plan	—	—	145,405	—	65	—	—	—	65
Amortization of deferred stock compensation	—	—	—	—	—	55	—	—	55
Net loss	—	—	—	—	—	—	(3,549)	—	(3,549)

BALANCE, SEPTEMBER 30, 2003	—	$—	15,054,442	$15	$62,152	$—	$(50,863)	$(1,014)	$10,290

The accompanying notes are an integral part of these consolidated financial statements.

ALTIGEN COMMUNICATIONS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended September 30,
	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,549)	$(7,077)	$(14,690)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	427	587	636
Amortization of deferred stock compensation	55	338	793
Provision for excess and obsolete inventories	—	—	3,149
Write-down of long term investment	—	203	—
Write-off of property and equipment	40	—	—
Changes in operating assets and liabilities:
Accounts receivable	135	(382)	767
Inventories	353	1,280	(1,424)
Prepaid expenses and other assets	73	4	89
Accounts payable	335	70	(637)
Accrued liabilities	(557)	408	(653)
Deferred revenue	7	(394)	189

Net cash used in operating activities	(2,681)	(4,963)	(11,781)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(11,261)	(20,849)	—
Proceeds from sale of short-term investments	14,601	21,539	8,454
Proceeds from sale of long-term investments	—	—	508
Purchases of property and equipment	(77)	(97)	(913)

Net cash provided by investing activities	3,263	593	8,049

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuances of common stock, net of issuance costs	413	209	319
Collection of promissory note to officer/stockholder	343	380	277
Purchase of treasury stock	—	(909)	(105)

Net cash provided by (used in) financing activities	756	(320)	491

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,338	(4,690)	(3,241)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	7,210	11,900	15,141

CASH AND CASH EQUIVALENTS, END OF YEAR	$8,548	$7,210	$11,900

The accompanying notes are an integral part of these consolidated financial statements.

ALTIGEN COMMUNICATIONS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION OF THE COMPANY:

        AltiGen Communications, Inc. designs, manufactures and markets next generation, time-tested Internet protocol phone systems and contact centers that use both the Internet and the public telephone network to take advantage of the convergence of voice and data communications. We were incorporated in California in May 1994 and began operations in July 1994. We were reincorporated by merger in Delaware in June 1999. We are subject to the risks associated with early stage technology companies. These risks include, but are not limited to: history of losses; limited operating history; dependence on a small number of key employees; customers and suppliers; competition from larger, more established companies; the continued need for additional financing, and the impact of rapid technological changes and changes in customer demand/requirements. There is no assurance that our efforts will be successful.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Presentation

        Our consolidated financial statements reflect the operations of us and our wholly-owned subsidiary. The subsidiary is located in Shanghai, China and was incorporated in November 1998. As of September 30, 2003, we had approximately $22,000 in long lived assets in China. All significant intercompany transactions and balances have been eliminated. Our fiscal year end is September 30. Unless otherwise stated, all references to 2003, 2002, and 2001 refer to the twelve months ended September 30 of that year. Certain amounts from prior years have been reclassified to conform to current year presentation. These reclassifications did not change previously reported total assets, liabilities, stockholders' equity or net loss.

Use of Estimates in Preparation of Financial Statements

        The preparation of the financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Key estimates include provisions for excess and obsolete inventories, warranty, doubtful account reserve, valuation on tax assets and long-term investments. Actual results could differ from those estimates.

Concentration of Risk

        Financial instruments that potentially subject us to a concentration of credit risk consist principally of trade receivables. We perform ongoing credit evaluations of its customers' financial condition and require letters of credit whenever deemed necessary to help reduce its credit risk. Additionally, we establish an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends related to past losses and other information. As of September 30, 2003 and 2002, approximately 93% and 80%, respectively, of our accounts receivable were concentrated with three distributors.

        Our purchases are concentrated with four suppliers and certain key components "chips" of our products are sole sourced. For fiscal years 2003 and 2002 these four suppliers provided 84% and 87%, respectively, of all raw materials purchased. Loss of one of these suppliers could adversely impact our operations.

Cash and Cash Equivalents and Short-term Investments

        We consider all highly liquid investments with an original maturity of three months or less from the date of purchase to be cash equivalents. Short-term investments are in highly liquid financial instruments with original maturities greater than three months but less than one year and are classified as "available-for-sale" investments. Investments are reported at their fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity. As of September 30, 2003, our cash and cash equivalents consisted of commercial paper and cash deposited in checking and money market accounts. For fiscal years 2003, 2002, and 2001, we did not make any cash payments for interest or income taxes.

Inventories

        Inventories (which include costs associated with components assembled by third-party assembly manufacturers, as well as internal labor and allocable overhead) are stated at the lower of cost (first-in, first-out method) or market. Provisions, when required, are made to reduce excess and obsolete inventories to their estimated net realizable values. We regularly monitor inventory quantities on hand and record a provision for excess and obsolete inventories based primarily on our estimated forecast of product demand and production requirements for the next six months. In fiscal year 2001, demand for our products was adversely affected by economic conditions and reduced telecommunications spending, particularly in the United States. Consequently, provisions for excess and obsolete inventory in the amounts of $3,149,000 were recorded during the years ended September 30, 2001. We did not record any additional provision for excess and obsolete inventories for fiscal years 2003 and 2002. The components of inventories include (in thousands):

	September 30,
	2003	2002
Raw materials	$35	$455
Work-in-progress	184	80
Finished goods	691	728

	$910	$1,263

Property and Equipment

        Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which is three years. Depreciation expense for fiscal years 2003, 2002, and 2001, was approximately $427,000, $587,000, and $636,000, respectively. All repairs and maintenance costs are expensed as incurred. We closed our operation in Dallas, Texas in July 2003 and wrote off assets for that location in the amount of approximately $40,000.

Long-Term Investments

        As of September 30, 2003, we held an investment of common stock of private Chinese telecommunication company valued at approximately $195,000 accounted for using the cost method.

        We perform periodic reviews of our investments for impairment. Our investments are considered impaired when a review of the investees' operations and other indicators of impairment indicate that the carrying value of the investment is not likely to be recoverable. Such indicators include, but are not limited to, limited capital resources, limited prospects of receiving additional financing, and limited prospects for liquidity of the related securities. During fiscal year 2002, we recorded a noncash, permanent write-down of $203,000 related to impairments of our investment. No write-downs were recorded during fiscal years 2003 or 2001.

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

Stock-Based Compensation

        We account for stock-based compensation in accordance with the provisions of APB No. 25, Accounting for Stock Issued to Employees, and comply with the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosures. Deferred compensation recognized under APB No. 25 is amortized to expense using the graded vesting method. We account for stock options issued to non-employees in accordance with the provisions of SFAS No. 123 and EITF No. 96-18 under the fair value based method.

        We adopted the disclosure-only provisions of SFAS No. 123, and accordingly, no expense has been recognized for options granted to employees under the various Plans. We amortize deferred stock-based compensation over the vesting periods of the applicable stock purchase rights and stock options, generally four years. Had compensation expense been determined based on the fair value at the grant date for awards, consistent with the provisions of SFAS No. 123, the Company's pro forma net loss and net loss per share would be as follows (in thousands, except per share data):

	Fiscal Year Ended September 30,
	2003	2002	2001
Reported net loss	$(3,549)	$(7,077)	$(14,690)
Add: stock-based employee compensation expense included in reported net loss under APB No. 25	55	338	793
Deduct: Total stock-based compensation determined under fair value based method for all awards	(2,047)	(2,546)	(3,954)

Pro forma net loss under FAS No. 123	(5,541)	(9,285)	(17,851)
Basic and diluted net loss per share:
As reported	$(0.26)	$(0.53)	$(1.07)
Pro forma	(0.41)	(0.69)	(1.31)

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, and is not subject to revaluation as a result of subsequent stock price fluctuations. The following weighted-average assumptions are used:

	Employee Stock Option Plans Fiscal Year Ended September 30,			Employee Stock Purchase Plan Fiscal Year Ended September 30,
	2003	2002	2001	2003	2002	2001
Expected Life (in years)	5	5	5	0.5	0.5	0.5
Risk-free interest rate	2.9-3.4%	3.7-4.5%	4.6-5.8%	1.0-2.1%	1.8-3.8%	3.8-6.7%
Volatility	111%	109%	80%	111%	109%	80%
Expected dividend	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%

        The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option pricing models require the input of highly subjective assumptions, including the expected stock price volatility. We use projected volatility rates, which are based upon historical volatility rates since our initial public offering, trended into future years. Because our employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our options.

Revenue Recognition

        We account for the recognition of revenues in accordance with Statement of Position ("SOP") 97-2, "Software Revenue Recognition". Revenues consist of sales to end-users, including resellers, and to distributors. Revenues from sales to end-users are recognized upon shipment, when risk of loss has passed to the customer, collection of the receivable is reasonably assured, persuasive evidence of an arrangement exits, and the price is fixed and determinable. We provide for estimated sales returns and allowances and warranty costs related to such sales at the time of shipment. Net revenues consist of product revenues reduced by estimated sales returns and allowances. Sales to distributors are made under terms allowing certain rights of return and protection against subsequent price declines on the Company's products held by its distributors. Upon termination, any unsold products may be returned by the distributor for a full refund. These agreements may be canceled by either party based on a specified notice. As a result of the above provisions, we defer recognition of distributor revenues until such distributors resell our products to their customers. The amounts deferred as a result of this policy are reflected as "deferred revenue" in the accompanying consolidated balance sheets. The related cost of revenue is also deferred and reported in the consolidated balance sheets as inventory.

        Software components are generally not sold separately from our hardware components. Software revenues consist of license revenues that are recognized upon the delivery of application products. We provide limited post-contract customer support ("PCS"), consisting primarily of technical support and "bug" fixes. In accordance with SOP 97-2, revenue earned on software arrangements involving multiple elements is allocated to each element based upon the relative fair values of the elements. Although we provide PCS, the revenue allocated to this element is recognized together with the initial licensing fee on delivery of the software because: (1) the PCS fee is included with the initial licensing fee; (2) the PCS included with the initial license fee is for one year or less; (3) the estimated cost of providing PCS during the arrangement is insignificant; and (4) unspecified upgrades/enhancements offered for minimal or no cost during PCS arrangements historically have been and are expected to continue to be minimal and infrequent. All estimated costs of providing the services, including upgrades and enhancements are accrued for at the time of delivery.

        For fiscal years 2003, 2002 and 2001, the following customers accounted for approximately 87%, 84% and 90% of net revenues, respectively:

	Fiscal Year Ended September 30,
	2003	2002	2001
AltiSys	18%	27%	26%
Ingram Micro	21%	25%	21%
Synnex	48%	32%	43%

        Revenues derived from sales to customers outside of the Americas, primarily in China, South Korea, Taiwan, Norway and the United Kingdom accounted for approximately 6%, 6% and 2% of our net revenues for fiscal years 2003, 2002 and 2001, respectively.

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

Comprehensive Income

        Comprehensive loss for the Company consists of net loss plus the effect of foreign currency translation adjustments and other unrealized gains and losses, which are not material for each of the three years ended September 30, 2003. Accordingly, comprehensive loss closely approximates actual net loss. Our other comprehensive income is immaterial for all periods presented.

Segment Reporting

        We are organized and operate as one operating segment. We operate primarily in one geographic area, the Americas.

Recent Accounting Pronouncements

        In June 2002, the Financial Accounting Standard Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. We adopted the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of our commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. This statement is effective for exit or disposal activities that are initiated after December 31, 2002 and the adoption did not have an impact on our historical financial position, results of operations, or cash flows.

        In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN No. 45"). FIN No. 45 requires certain guarantees to be recorded at fair value and requires a guarantor to make disclosures, even when the likelihood of making any payments under the guarantee is remote. The initial recognition and measurement requirements do not apply to the our product warranties or to the provisions contained in the majority of our software license agreements that indemnify licensees of our software from damages and costs resulting from claims alleging that our software infringes the intellectual property rights of a third party. The adoption of the liability recognition provisions did not have an impact on our financial position or results of operations.

        In December 2002, the Emerging Issues Task Force ("EITF") reached a consensus on EITF No. 00-21, "Revenue Arrangements with Multiple Deliverables." This pronouncement addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. The guidance in this pronouncement was effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 did not have an effect on our consolidated financial statements.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment to FASB Statement No. 123." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting of stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation," to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We adopted the disclosure provisions of SFAS No. 148 effective January 1, 2003.

        In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." FIN No. 46 requires an investor with a majority of the variable interests in a variable interest entity to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A variable interest entity is an entity in which the equity investors do not have a controlling interest or the equity investment at risk is insufficient to finance the entity's activities without receiving additional subordinated financial support from the other parties. We do not expect to identify any variable interest entities that must be consolidated.

        In April 2003, the FASB issued SFAS No. 149, "Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 was effective for contracts entered into or modified after June 30, 2003 and did not have an impact on our consolidated financial statements.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." The Statement improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity by requiring that such instruments be classified as liabilities in statements of financial position. Adoption of SFAS No. 150 did not have an effect on our consolidated financial statements.

3. PROMISSORY NOTE TO OFFICER, DIRECTOR AND STOCKHOLDER:

        On September 17, 2001, we granted a loan in the amount of $800,000 to Gilbert Hu, Chief Executive Officer, director and significant stockholder, in exchange for a promissory note. The promissory note requires two principal, with interest of 6.125% per annum due monthly. During fiscal 2002, approximately $380,000 was collected against the promissory note. On December 27, 2002, the remaining balance on the promissory note was repaid.

4. WARRANTY

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

        Changes in our warranty liability for the fiscal year ended September 30, 2003, are as follows (in thousands):

Beginning balance as of September 30, 2002	590
Provisions for warranty liability	307
Warranty cost including labor, components and scrap	(253)

Ending balance as of September 30, 2003	$644

5. COMMITMENTS AND CONTINGENCIES:

Commitments

        We lease our facilities under various operating lease agreements expiring on various dates through January 2009. Rent expense for all operating leases totaled approximately $818,000, $756,000, and $671,000, for fiscal years 2003, 2002, and 2001, respectively. Minimum future lease payments under all noncancellable operating leases as of September 30, 2003 are as follows (in thousands):

Fiscal Year
2004	300
2005	248
2006	256
2007	264
2008	271
Due after 5 years	92

$1,431

        On October 1, 2003, we entered into a lease for approximately 32,000 square feet to serve as our new headquarters for corporate administration, research and development, manufacturing, and sales and marketing facility in Fremont, California. The lease commences on December 22, 2003 and expires on February 19, 2009. Future minimum lease payment has been included above. The related rent expense will be $19,000 per month.

Contingencies

        We may become party to litigation in the normal course of our business. Litigation in general, and intellectual property and securities litigation in particular, can be expensive and disruptive to normal business operations. Moreover, the results of complex litigation are difficult to predict.

        On September 6, 2002, Vertical Networks, Inc. filed suit against us in the United States District Court for the Northern District of California, alleging infringement of Vertical Networks' United States Patents Nos. 6,266,341; 6,289,025; 6,292,482; 6,389,009; and 6,396,849. On October 28, 2002, Vertical Networks amended its Complaint to add allegations of infringement of Patents Nos. 5,617,418 and 5,687,174. Vertical Networks filed a Second Amended Complaint on November 20, 2002 to identify our products and/or activities that allegedly infringe the seven patents-in-suit. Vertical Networks seeks a judgment of patent infringement and an award of damages, including treble damages for alleged willful infringement, and attorneys' fees and costs. We filed an Answer and Counterclaims for Declaratory Relief on December 9, 2002. On December 26, 2002, Vertical Networks filed its Answer to our Counterclaims. Vertical Networks served its Preliminary Infringement Contentions on us on April 9, 2003 and we served its Preliminary Invalidity Contentions on June 3, 2003, and July 14, 2003. To date, the parties have exchanged some discovery, but no depositions have been taken, and no motions are currently pending. On October 7, 2003, the parties filed a stipulation to stay this action, pending the outcome of the reissue of some of the subject patents before the United States Patent and Trademark Office. We believes it has strong defenses and arguments in this dispute and intends to vigorously litigate its position. Management's view is that any loss from this litigation is not probable or estimable.

6. CAPITAL STOCK:

Common Stock

        We are authorized to issue 50,000,000 shares of common stock. At September 30, 2003, we had reserved the following shares of common stock for future issuance:

1994 Stock Option Plan	739,255
1999 Employee Stock Purchase Plan	595,702
1999 Stock Option Plan	3,824,440

5,159,397

Stock Option Plans

        In October 1994, we adopted the 1994 Stock Option Plan (the "1994 Plan") and authorized the issuance of 2,096,246 shares to employees, directors, and consultants. During fiscal 1999, we adopted the 1999 Stock Option Plan (the "1999 Plan") and authorized the issuance of 2,096,247 shares to employees, directors and consultants. The number of share will be increased on the first day of the

Company's fiscal year equal to the lessor of (i) 1,796,783 shares or (ii) 5% of the outstanding shares on that date or (iii) a lesser amount as determined by the Board of Directors. Under the Plans, the Board of Directors may grant incentive and nonqualified stock options to employees, directors and consultants of the Company. The exercise price per share for an incentive stock option cannot be less than 100% of the fair market value, as determined by the Board of Directors, on the date of grant. The exercise price per share for a nonqualified stock option cannot be less than 85% of the fair market value, as determined by the Board of Directors, on the date of grant. Also, the exercise price of options granted to a greater than 10% stockholder may not be less than 110% of the fair market value on the date of grant. The value of common stock subject to incentive stock options that become exercisable by any one employee in any calendar year may not exceed $100,000. Options under these Plan generally vest over a four-year period and generally expire ten years after the date of grant.

        Option activity under the 1994 and 1999 Plans ("the Plans") was as follows:

	Options available for grant	Options outstanding and exercisable	Weighted Average Exercise Price
Balance as of September 30, 2000	2,045,749	3,186,344	$6.40
Authorized for grant	675,358
Granted (weighted average of fair value of $0.44)	(2,199,000)	2,199,000	1.44
Exercised		(61,186)	0.31
Canceled	1,191,108	(1,191,108)	6.06

Balance as of September 30, 2001	1,713,215	4,133,050	3.96
Authorized for grant	688,624
Granted (weighted average of fair value of $0.71)	(531,155)	531,155	0.88
Exercised		(624,197)	0.18
Canceled	494,237	(494,237)	4.34

Balance as of September 30, 2002	2,364,921	3,545,771	4.10
Authorized for grant	673,985
Granted (weighted average of fair value of $0.51)	(873,000)	873,000	0.64
Exercised		(365,431)	0.95
Canceled	451,055	(451,055)	1.73

Balance as of September 30, 2003	2,616,961	3,602,285	$3.88

Exercisable at September 30, 2001		1,529,921	$4.19
Exercisable at September 30, 2002		2,030,433	$4.76

        The following table summarizes information concerning outstanding and exercisable options at September 30, 2003:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.00-$2.30	2,415,132	7.5	$1.04	1,395,964	$1.28
2.31-4.60	129,496	5.2	3.97	126,952	3.97
4.61-6.90	40,000	6.8	6.00	33,332	6.00
6.91-9.20	293,379	6.1	8.03	253,879	8.02
9.21-11.50	498,861	5.6	11.34	479,733	11.34
11.51-13.80	225,417	5.9	11.97	218,931	11.95

	3,602,285	6.9	$3.88	2,508,791	$5.02

Deferred Stock Compensation

        In connection with the issuance of certain stock options to employees in fiscal years 1999 and 1998, we recorded deferred stock compensation in the aggregate amount of approximately $3,892,000, representing the difference between the deemed fair value of our common stock and the exercise price of stock options at the date of grant. For fiscal years 2003, 2002, and 2001, amortization of deferred stock compensation expense was approximately $55,000, $338,000, and $793,000, respectively.

1999 Employee Stock Purchase Plan

        Under the 1999 Employee Stock Purchase Plan (the "1999 Purchase Plan"), 595,702 shares of common stock are reserved for issuance at September 30, 2003 to eligible employees at a price of 85% of the lower of the fair market value of the common stock on the first day of the offering period or a specified exercise date (last trading day in April or October). The number of reserved shares will be increased on the first day of each fiscal year by the lesser of (i) 598,928 shares, (ii) 2% of the outstanding shares on that date or (iii) a lesser amount determined by the Board of Directors. Participants under the 1999 Purchase Plan generally may not purchase shares on any exercise date to the extent that, immediately after the grant, the participant would own stock totaling 5% or more of the total combined voting power of all stock of the Company, or greater than $25,000 worth of stock in any calendar year. In addition, no more than 5,989 shares may be purchased by any participant during any offering period. In the event of a sale or merger of the Company, the Board may accelerate the exercise date of the current purchase period to a date prior to the change of control, or the acquiring company may assume or replace the outstanding purchase rights under the 1999 Purchase Plan. On October 1, 2002, we increased the number of shares reserved for the Employee Stock Purchase Plan in the amount of 269,594 shares. In fiscal year 2003, 145,405 shares were purchased by and distributed to employees at an average price of $0.45 per share.

Stock Repurchase Program

        On April 24, 2001, our Board of Directors authorized a stock repurchase program to buy back our outstanding common stock in the open market. Under this repurchase program, we repurchased $909,490 and $105,009 during fiscal 2002 and 2001, respectively, of common stock.

7. DEFERRED STOCK COMPENSATION

        Amortization of deferred stock compensation relates to the following items in the accompanying consolidated statements of operations (in thousands):

	Fiscal Year Ended September 30,
	2003	2002	2001
Research and development	$23	$143	$330
Sales and marketing	27	104	262
General and administrative	5	91	201

	$55	$338	$793

8. INCOME TAXES:

        We account for income taxes pursuant to SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. The following is a summary of the significant components of the our deferred tax asset (in thousands):

	September 30,
	2002	2002
Net operating loss carryforwards	$15,420	$14,052
Reserve and other cumulative temporary differences	101	2,567
Research and development credit carryforward	1,160	1,197
Net capitalized research and development expenses	884	658

	17,565	18,474
Valuation allowance	(17,565)	(18,474)

net deferred tax asset	$—	$—

        As of September 30, 2003, we had cumulative net operating loss carry forwards for federal and state income tax reporting purposes of approximately $41 million and $15 million, respectively, which expire on various dates from 2009 to 2021. Under current tax law, net operating loss carry forwards available in any given year may be limited upon the occurrence of certain events, including significant changes in ownership interest. The annual use of our net operating loss and credit carryforwards would be limited according to these provisions. Management has not yet determined the extent of such limitations. Such limitations may result in the loss of carryforward benefits due to their expiration.

        A valuation allowance has been recorded for the entire deferred tax asset as a result of uncertainties regarding realization of the asset, including limited operating history of the Company, lack of profitability to date and uncertainty over future operating profitability and taxable income. As of September 30, 2003 and 2002 we had no significant deferred tax liabilities.

9. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

        The following is a summary of our unaudited quarterly financial results:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Fiscal Year Ended September 30,
2003:
Revenues, net	$2,890	$2,355	$3,401	$3,178
Gross profit	1,560	1,341	2,004	1,941
Net loss	(985)	(1,453)	(629)	(482)
Basic and diluted net loss per share	(0.07)	(0.11)	(0.05)	(0.03)
2002:
Revenues, net	$1,770	$2,202	$2,765	$3,159
Gross profit	867	1,103	1,559	1,796
Net loss	(2,189)	(1,984)	(1,550)	(1,354)
Basic and diluted net loss per share	(0.16)	(0.15)	(0.12)	(0.10)

ALTIGEN COMMUNICATIONS, INC. AND SUBSIDIARY
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Classification	Balance at Beginning of Fiscal Year	Charged to Costs and Expenses	Deductions	Balance at End of Fiscal Year
	(in thousands)
Allowance for doubtful accounts:
2003	$227	$(3)	$(164)	$60
2002	$403	$(183)	$7	$227
2001	$423	$161	$(181)	$403
Inventory reserve:
2003	$3,319	$—	$(401)	$2,918
2002	$3,596	$—	$(277)	$3,319
2001	$500	$3,149	$(53)	$3,596

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Fremont, State of California, on the 29th day of December, 2003.

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

        Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Gilbert Hu Gilbert Hu	Chief Executive Officer (principal executive officer) and Director	December 29, 2003
/s/ Philip McDermott Philip McDermott	Chief Financial Officer (principal financial and accounting officer)	December 29, 2003
/s/ Wen-Huang Chang Wen-Huang Chang	Director	December 29, 2003
/s/ Kenneth Tai Kenneth Tai	Director	December 29, 2003
/s/ Richard Black Richard Black	Director	December 29, 2003

AltiGen Communications, Inc.
Exhibit Index

Exhibit Number		Description
3.1	*	Amended and Restated Certificate of Incorporation.
3.2	*	Second Amended and Restated Bylaws.
4.1		See Exhibit 3.1 and 3.2 for provisions defining the rights of holders of common stock.
4.2	*	Specimen common ctock certificates.
4.3	*	Third Amended and Restated Rights Agreement dated May 7, 1999 by and among AltiGen Communications, Inc. and the Investors and Founder named therein.
10.1	*	Form of Indemnification Agreement.
10.2	*	1994 Stock Option Plan, as amended, and form of stock option agreement.
10.3	*	1998 Stock Purchase Plan.
10.4		1999 Stock Option Plan, as amended.
10.5	*	1999 Employee Stock Purchase Plan, as amended, and form of subscription agreement.
10.8		Lease agreement: 4555 Cushing Parkway, Fremont, California between VEF III Funding, LLC. And AltiGen Communications, Inc. dated October 1, 2003.
10.14	*++	Distribution Agreement between Ingram Micro Inc. and AltiGen Communications, Inc. dated June 12, 1998.
10.15	*	Contract Purchase Agreement between RadiSys Corporation and AltiGen Communications Inc., dated July 31, 1998.
10.16	*	Software License and Binary Distribution Agreement between Lucent Technologies Inc. and AltiGen Communications, Inc., dated as of September 23, 1998.
10.19	*	Employment Agreement by and between the Registrant and Philip McDermott, dated June 8, 1999.
10.26	**++	OEM Agreement between AltiSys Communications and AltiGen Communications, Inc., dated January 18, 1999.
10.27	+++	Distribution Agreement between Synnex Information Technologies, Inc. and AltiGen Communications, Inc. dated December 22, 1999.
10.28	+++	Distribution Agreement between Graybar Electric Company, Inc. and AltiGen Communications, Inc. dated June 12, 2003.
21.1	*	Subsidiaries of the Registrant.
23.1		Consent of Deloitte & Touche LLP.
24.1		Power of Attorney (included on signature page).
31.1		Certification Pursuant to Section 302 of the Sarbanes-Oxley act of 2002.
31.2		Certification Pursuant to Section 302 of the Sarbanes-Oxley act of 2002.
32.1		Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to exhibit filed with the Registrant's Registration Statement on Form S-1 (No. 333-80037) declared effective on October 4, 1999.
**	Incorporated by reference to exhibit filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2001.
++	Confidential treatment was granted for certain portions of this exhibit and a request for extension of confidential treatment has been submitted to the Commission.
+++	Confidential treatment requested as to certain portions of this exhibit.

QuickLinks

TABLE OF CONTENTS
PART I
  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 4(A). Executive Officers of the Registrant
PART II
  Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7(A). Quantitative and Qualitative Disclosures About Market Risk.
  Item 8. Consolidated Financial Statements and Supplementary Data .
  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
  Item 9(A). Controls and Procedures
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13. Certain Relationships and Related Transactions
  Item 14. Principal Accountant Fees and Services
PART IV
  Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K
INDEPENDENT AUDITORS' REPORT
SUPPLEMENTAL REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
ALTIGEN COMMUNICATIONS, INC. AND SUBSIDIARY CONSOLIDATED BALANCE SHEETS (in thousands, except share and per share amounts)
ALTIGEN COMMUNICATIONS, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share amounts)
ALTIGEN COMMUNICATIONS, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (in thousands, except share amounts)
ALTIGEN COMMUNICATIONS, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
ALTIGEN COMMUNICATIONS, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ALTIGEN COMMUNICATIONS, INC. AND SUBSIDIARY SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
SIGNATURES
POWER OF ATTORNEY
AltiGen Communications, Inc. Exhibit Index