Form 10-Q
period 2003-12-31
ALTIGEN COMMUNICATIONS INC
filed 2004-02-17
CIK 1003607

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2003

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO

Commission File Number 0-27427

ALTIGEN COMMUNICATIONS, INC.

(Exact name of Registrant as specified in its charter)

DELAWARE	94-3204299
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

4555 Cushing Parkway Fremont, CA	94538
(address of principal executive offices)	(zip code)

Registrant’s telephone number, including area code: (510) 252-9712

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     YES ☒ NO  ☐

Indicate by check mark whether the registrant is an accelerated filer.     YES ☐ NO  ☒

The number of shares of our common stock outstanding as of February 11, 2004 was:  14,137,686 shares

PART I.  FINANCIAL INFORMATION

Item 1.                     Unaudited Condensed Consolidated Financial Statements

ALTIGEN COMMUNICATIONS, INC.  AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31, 2003	September 30, 2003
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$6,111	$8,548
Short-term investments	3,376	1,598

Accounts receivable, net of allowances of $66 and $60 at December 31, 2003 and September 30, 2003, respectively	1,852	1,521
Inventories	714	910
Prepaid expenses and other current assets	214	193
Total current assets	12,267	12,770
Property and equipment:
Furniture and equipment	1,859	1,853
Computer software	942	941
	2,801	2,794
Less: Accumulated depreciation and amortization	(2,622)	(2,549)
Net property and equipment	179	245
Other non-current assets:
Long-term investment	195	195
Long-term deposit	50	—
Total other non-current assets	245	195
Total assets	$12,691	$13,210

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$428	$873
Accrued liabilities:
Payroll and related benefits	291	276
Warranty (Note 3)	670	644
Marketing	231	253
Other	450	462
Deferred revenue	268	412
Total current liabilities	2,338	2,920

Stockholders’ equity:

Convertible preferred stock, $0.001 par value; Authorized – 5,000,000 shares; None outstanding at December 31, 2003 and September 30, 2003	—	—
Common stock, $0.001 par value; Authorized – 50,000,000 shares; Outstanding – 15,188,714 shares at December 31, 2003 and 15,054,442 shares at September 30, 2003	15	15
Treasury stock at cost – 1,063,895 shares at December 31, 2003 and September 30, 2003	(1,014)	(1,014)
Additional paid-in capital	62,261	62,152
Accumulated deficit	(50,909)	(50,863)
Total stockholders’ equity	10,353	10,290
Total liabilities and stockholders’ equity	$12,691	$13,210

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALTIGEN COMMUNICATIONS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended December 31,
	2003	2002

Revenues, net	$3,630	$2,890
Cost of revenues	1,438	1,330

Gross profit	2,192	1,560
Operating expenses:
Research and development	828	947
Sales and marketing	1,013	1,264
General and administrative	422	446
Deferred stock compensation (Note 4)	—	13

Total operating expenses	2,263	2,670
Loss from operations	(71)	(1,110)
Interest and other income, net	25	125
Net loss	$(46)	$(985)
Basic and diluted net loss per share	$(0.00)	$(0.07)
Shares used in computing basic and diluted net loss per share	14,116	13,521

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALTIGEN COMMUNICATIONS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Three Months Ended December 31,
	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(46)	$(985)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	73	127
Amortization of deferred stock compensation	—	13
Changes in operating assets and liabilities
Accounts receivable	(331)	126
Inventories	196	157
Prepaid expenses and other current assets	(21)	(313)
Accounts payable	(445)	109
Accrued liabilities	7	(185)
Deferred revenue	(144)	136
Net cash used in operating activities	(711)	(815)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(3,369)	(6,446)
Proceeds from sale and maturities of short-term investments	1,591	4,950
Increase in deposit	(50)	—
Purchases of property and equipment	(7)	(12)
Net cash used in investing activities	(1,835)	(1,508)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuances of common stock	109	28
Collection of promissory note from officer/stockholder	—	343
Net cash provided by financing activities	109	371
NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,437)	(1,952)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	8,548	7,210
CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,111	$5,258

NONCASH INVESTING ACTIVITIES:
Unrealized gain on short term investments	$—	$1

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

AltiGen Communications, Inc. designs, manufactures and markets next generation, time-tested Internet protocol phone systems and contact centers that use both the Internet and the public telephone network to take advantage of the convergence of voice and data communications.

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). These unaudited condensed consolidated financial statements reflect the operations of the Company and its wholly-owned subsidiary. All significant intercompany transactions and balances have been eliminated. In our opinion, these unaudited condensed consolidated financial statements include all adjustments necessary (which are of a normal and recurring nature) for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented.

These financial statements should be read in conjunction with our audited consolidated financial statements for the fiscal year ended September 30, 2003, included in the Company’s 2003 Annual Report on Form 10-K filed with the SEC on December 29, 2003. AltiGen’s results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

We consider all highly liquid investments with an original maturity of three months or less from the date of purchase to be cash equivalents. Short-term investments are in highly liquid financial instruments with original maturities greater than three months but less than one year and are classified as “available-for-sale” investments. Investments are reported at their fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity.  As of December 31, 2003, our cash and cash equivalents consisted of commercial paper and cash deposited in checking and money market accounts. For the three-months ended December 31, 2003 and December 31, 2002, we did not make any cash payments for interest or income taxes.

INVENTORIES

Inventories (which include costs associated with components assembled by third-party assembly manufacturers, as well as internal labor and allocable overhead) are stated at the lower of cost (first-in, first-out method) or market. Provisions, when required, are made to reduce excess and obsolete inventories to their estimated net realizable values. We regularly monitor inventory quantities on hand and record a provision for excess and obsolete inventories based primarily on our estimated forecast of product demand and production requirements for the next six months. The components of inventories include (in thousands):

	December 31, 2003	September 30, 2003

Raw materials	$60	$35
Work-in-progress	141	184
Finished goods	513	691
	$714	$910

LONG-TERM INVESTMENT

As of December 31, 2003, we held an investment of common stock in a private Chinese telecommunication company valued at approximately $195,000 accounted for using the cost method.  Our interest in the company is approximately 2%,  which interest does not allow us to exercise significant influence.

We perform periodic reviews of our investments for impairment. Our investments are considered impaired when a review of the investees’ operations and other indicators of impairment indicate that the carrying value of the investment is not likely to be recoverable. Such indicators include, but are not limited to, limited capital resources, limited prospects of receiving additional financing, and limited prospects for liquidity of the related securities. No write-downs were recorded during the three-months ended December 31, 2003 and December 31, 2002.

REVENUE RECOGNITION

We account for the recognition of revenues in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition”. Revenues consist of sales to end-users, including resellers, and to distributors. Revenues from sales to end-users are recognized upon shipment, when risk of loss has passed to the customer, collection of the receivable is reasonably assured, persuasive evidence of an arrangement exists, and the price is fixed and determinable. We provide for estimated sales returns and allowances and warranty costs related to such sales at the time of shipment. Net revenues consist of product revenues reduced by estimated sales returns and allowances. Sales to distributors are made under terms allowing certain rights of return and protection against subsequent price declines on our products held by its distributors. Upon termination, any unsold products may be returned by the distributor for a full refund. These agreements may be canceled by either party based on specified notice. As a result of the above provisions, we defer recognition of distributor revenues until such distributors resell our products to their customers. The amounts deferred as a result of this policy are reflected as “deferred revenue” in the accompanying consolidated balance sheets. The related cost of revenue is also deferred and reported in the consolidated balance sheets as inventory.

Software components generally are not sold separately from our hardware components. Software revenues consist of license revenues that are recognized upon the delivery of application products. We provide limited post-contract customer support (PCS), consisting primarily of technical support and “bug” fixes. In accordance with SOP 97-2, revenue earned on software arrangements involving multiple elements is allocated to each element based upon the relative fair values of the elements. Although we provide PCS, the revenue allocated to this element is recognized together with the initial licensing fee on delivery of the software because: (1) the PCS fee is included with the initial licensing fee; (2) the PCS included with the initial license fee is for one year or less; (3) the estimated cost of providing PCS during the arrangement is insignificant; and (4) unspecified upgrades/enhancements offered for minimal or no cost during PCS arrangements historically have been and are expected to continue to be minimal and infrequent. All estimated costs of providing the services, including upgrades and enhancements are accrued for at the time of delivery.

STOCK –BASED COMPENSATION

We account for stock-based compensation in accordance with the provisions of APB No. 25,  “Accounting for Stock Issued to Employees”, and comply with the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosures.” Deferred compensation recognized under APB No. 25 is amortized to expense using the graded vesting method. We account for stock options issued to non-employees in accordance with the provisions of SFAS No. 123 and EITF No. 96-18 under the fair value based method.

We adopted the disclosure-only provisions of SFAS No. 123, and accordingly, no expense has been recognized for options granted to employees under the various equity incentive plans. We amortize deferred stock-based compensation over the vesting periods of the applicable stock purchase rights and stock options, generally four years. Had compensation expense been determined based on the fair value at the grant date for awards, consistent with the provisions of SFAS No. 123, the Company’s pro forma net loss and net loss per share would be as follows (in thousands, except per share data):

	Three Months Ended December 31,
	2003	2002

Reported net loss	$(46)	$(985)
Add: Total stock-based employee compensation expense included in reported net loss under APB No. 25	—	13
Deduct: Total stock-based compensation determined under fair value based method for all awards	(246)	(597)
Pro forma net loss under SFAS No 123	$(292)	$(1,569)
Basic and diluted – as reported	$(0.00)	$(0.07)
Basic and diluted – pro forma	$(0.02)	$(0.12)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, and is not subject to revaluation as a result of subsequent stock price fluctuations. The following weighted-average assumptions are used:

	Employee Stock Option Plans for Three Months Ended December 31,		Employee Stock Purchase Plan for Three Months Ended December 31,
	2003	2002	2003	2002
Expected Life (in years)	5	5	0.5	0.5
Risk-free interest rate	3.4%	3.1%	1.1%	2.1%
Volatility	113%	111%	113%	111%
Expected dividend	0.0%	0.0%	0.0%	0.0%

The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option pricing models require the input of highly subjective assumptions, including the expected stock price volatility. We use projected volatility rates, which are based upon historical volatility rates since our initial public offering, trended into future years. Because our employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our options.

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

For the three-months ended December 31, 2003 and December 31, 2002, 2,600,422 shares and 2,492,594 shares of common stock options with a weighted average exercise price of $4.75 and $4.38, respectively, were excluded from the diluted net income per share computation.

COMPREHENSIVE INCOME

Comprehensive loss for the Company consists of net loss plus the effect of foreign currency translation adjustments and other unrealized gains and losses, which were material for each of the three-months ended December 31, 2003 and December 31, 2002. Accordingly, comprehensive loss closely approximates actual net loss. Our other comprehensive income is immaterial for all periods presented.

SEGMENT REPORTING

We are organized and operate as one operating segment. We operate primarily in one geographic area, the Americas.

Net revenue by geographic region based on customer location for the three-months ended December 31, 2003 and December 31, 2002 were as follows:

	Three Months Ended December 31
	2003	2002
Americas	92%	95%
International	8%	5%
	100%	100%

Net revenue by certain customers that individually account for more than 10% of revenue for the three-months ended December 31, 2003 and December 31, 2002 were as follows:

	Three Months Ended December 31
	2003	2002
AltiSys	17%	22%
Ingram Micro	18%	22%
Synnex	48%	42%

All significant long-lived assets are located in the United States for all periods presented.

2. RECENT ACCOUNTING PRONOUNCEMENTS

In December 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF No. 00-21, “Revenue Arrangements with Multiple Deliverables.” This pronouncement addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue- generating activities. The guidance in this pronouncement was effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 did not have an effect on our consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” FIN No. 46 requires an investor with a majority of the variable interests in a variable interest entity to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A variable interest entity is an entity in which the equity investors do not have a controlling interest or the equity investment at risk is insufficient to finance the entity’s activities without receiving additional subordinated financial support from the other parties. We do not expect to identify any variable interest entities that must be consolidated.

In April 2003, the FASB issued SFAS No. 149, “Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 was effective for contracts entered into or modified after June 30, 2003 and did not have an impact on our consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” The Statement improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity by requiring that such instruments be classified as liabilities in statements of financial position. Adoption of SFAS No. 150 did not have an effect on our consolidated financial statements.

3. WARRANTY

We provide a one year warranty for hardware products starting upon shipment to end-users. We historically have experienced minimal warranty costs. Factors that affect our warranty liability include the number of installed units, historical experience and management’s judgment regarding anticipated rates of warranty claims and cost per claim. We assess the adequacy of our recorded warranty liability every quarter and make adjustments to the liability if necessary.

Changes in our warranty liability for the three-months ended December 31, 2003 and December 31, 2002, are as follows (in thousands):

	Three Months Ended December 31
	2003	2002
Beginning balance	$644	$590
Provisions for warranty liability	60	117
Warranty cost including labor, components and scrap	(34)	(82)
Ending balance	$670	$625

4.  DEFERRED STOCK COMPENSATION

In connection with the issuance of certain stock options to employees in fiscal years 1999 and 1998, we recorded deferred stock compensation in the aggregate amount of approximately $3,892,000, which represents the difference between the deemed fair value of our common stock and the exercise price of stock options at the date of grant. We had fully amortized the deferred stock compensation in fiscal year 2003.

The amortization of deferred stock compensation relates to the following items in the accompanying unaudited condensed consolidated statements of operations (in thousands):

	Three Months Ended December 31
	2003	2002

Research and development	$—	$5
Sales and marketing	—	1
General and admistrative	—	7
	$—	$13

5.  COMMITMENTS AND CONTINGENCIES

Commitments

We lease our facilities under various operating lease agreements expiring on various dates through January 2009. Rent expense for all operating leases totaled approximately $162,000 and $202,000, for three-months ended December 31, 2003 and December 31, 2002, respectively. Minimum future lease payments under all noncancellable operating leases as of December 31, 2003 are as follows (in thousands):

Fiscal Year
2004	148
2005	248
2006	256
2007	264
2008	271
Due after 5 years	92
$1,279

Contingencies

We may become party to litigation in the normal course of our business. Litigation in general, and intellectual property and securities litigation in particular, can be expensive and disruptive to normal business operations. Moreover, the results of complex litigation are difficult to predict.

On September 6, 2002, Vertical Networks, Inc. filed suit against us in the United States District Court for the Northern District of California, alleging infringement of Vertical Networks’ United States Patents Nos. 6,266,341; 6,289,025; 6,292,482; 6,389,009; and 6,396,849. On October 28, 2002, Vertical Networks amended its Complaint to add allegations of infringement of Patents Nos. 5,617,418 and 5,687,174. Vertical Networks filed a Second Amended Complaint on November 20, 2002 to identify our products and/or activities that allegedly infringe the seven patents-in-suit. Vertical Networks seeks a judgment of patent infringement and an award of damages, including treble damages for alleged willful infringement, and attorneys’ fees and costs. We filed an Answer and Counterclaims for Declaratory Relief on December 9, 2002. On December 26, 2002, Vertical Networks filed its Answer to our Counterclaims. Vertical Networks served its Preliminary Infringement Contentions on us on April 9, 2003 and we served its Preliminary Invalidity Contentions on June 3, 2003, and July 14, 2003. To date, the parties have exchanged some discovery, but no depositions have been taken, and no motions are currently pending. On October 7, 2003, the parties filed a stipulation to stay this action, pending the outcome of the reissue of some of the subject patents before the United States Patent and Trademark Office. We believe we have strong defenses and arguments in this dispute and intend to vigorously litigate our position. Management’s view is that any loss from this litigation is not probable or estimable.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING INFORMATION

This report contains certain forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended) and information relating to us that are based on the beliefs of our management as well as assumptions made by and information currently available to our management. Additional forward looking statements may be identified by the words “anticipate”, “believe”, “expect”, “intend”, “plan” and similar expressions, as they relate to us or our management.

The forward-looking statements contained in this report reflect our judgment as of the date of this report with respect to future events, the outcome of which is subject to certain risks that may have a significant impact on our business, operating results or financial condition. Investors are cautioned that these forward-looking statements are inherently uncertain. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Our stockholders should carefully review the cautionary statements contained in this Form 10-Q, including the “Certain Factors Affecting Business, Operating Results and Financial Condition” below.

OVERVIEW

We provide converged Internet protocol phone systems for small and medium sized businesses. We were incorporated in California in May 1994 and began operations in July 1994. We first recognized revenues from product sales of our Quantum board and AltiWare software in July 1996. We generated net revenues of $3.6 million and $2.9 million for the three-months ended December 31, 2003 and 2002, respectively. As of December 31, 2003, we had an accumulated deficit of $50.9 million.

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

Our cost of revenues consists of component and material costs, direct labor costs, provisions for excess and obsolete inventory, warranty costs and overhead related to the manufacturing of our products. We have experienced operating losses and negative cash flows from operations in each period since our inception. Several factors that have affected, and will continue to affect, our revenue growth include the state of the economy, the market acceptance of our products, our ability to add new resellers and our ability to design, develop, and release new products. We engage a third-party assembler, which, in the three-months ended December 31, 2003, was principally All Quality Services in San Jose, to insert the hardware components into the printed circuit board. We selected our manufacturing partner with the goals of ensuring a reliable supply of high-quality finished products and lowering per unit product costs as a result of manufacturing economies of scale. We cannot assure that we will maintain the volumes required to realize these economies of scale or when or if such cost reductions will occur. The failure to obtain such cost reductions, or maintain such inductions if they occur, could materially adversely affect our gross margins and operating results.

We continue to focus on developing enhancements to our current products to provide greater functionality and increased capabilities, based on our market research, customer feedback and our competitors’ product offerings. We also continue to focus on creating new product offerings. In particular, we are focusing on developing products that allow us to enhance our position in our target market segment and to enter new geographical markets. Additionally, we intend to continue to focus on selling our products to small to medium-sized businesses and branch offices of larger corporations, which are offices with less than 500 employees, with particular emphasis in the Internet protocol phone systems segment of the telecommunications market. Also, we plan to continue to recruit additional resellers and distributors that focus on selling phone systems to our target customers. There can be no assurance ,however, that we will be successful in developing any new products or enhancements to existing products, entering new geographical or product markets or expanding our network of resellers. We believe that the adoption rate for this new technology is much faster with smaller businesses because they do not have significant investment on their books for traditional phone systems. We believe that small-to-medium sized businesses are looking for call center type administration to increase the productivity and efficiency of their contacts with customers. Assuming the continued market trends, successful product enhancements, the introduction of the call center products, the beginning of sales activities in the United Kingdom and Norway, continuing growth in the Chinese marketplace, and the status quo of the North American economy, we expect to see continued revenue growth for the next quarter at a rate equal to that experienced during the past quarter.

CRITICAL ACCOUNTING POLICIES

Revenue recognition.  Revenues consist of sales to end-users, including to resellers, and to distributors. Revenues from sales to end-users are recognized upon shipment, when risk of loss has passed to the customer, collection of the receivable is reasonably assured, persuasive evidence of an arrangement exists, and the price is fixed and determinable. We provide for estimated sales returns and allowances and warranty costs related to such sales at the time of shipment. Net revenues consist of product revenues reduced by estimated sales returns and allowances. Sales to distributors are made under terms allowing certain rights of return and protection against subsequent price declines on our products held by its distributors. Upon termination, any unsold products may be returned by the distributor for a full refund. These agreements may be canceled by either party based on specified notice. As a result of the above provisions, we defer recognition of distributor revenues until such distributors resell our products to their customers. The amounts deferred as a result of this policy are reflected as “deferred revenue” in the accompanying consolidated balance sheets. The related cost of revenues is also deferred and reported in the consolidated balance sheets as inventory. Our total deferred revenue was $268,000 as of December 31, 2003.

Allowance for Doubtful Accounts.  The allowance for doubtful accounts is based on our assessment of the collectibility of specific customer accounts and the aging of the accounts receivable. If there were a deterioration of a major customer’s creditworthiness, or actual defaults were higher than our historical experience, we could be required to increase our allowance and our earnings could be adversely affected. Our allowance for doubtful accounts was $66,000 of December 31, 2003.

Inventory.  Inventory is stated at the lower of cost (first-in, first-out method) or market. Our inventory balance was $0.7 million as of December 31, 2003. We regularly review value of inventory in detail, with consideration given to future customer demand for our products, obsolescence from rapidly changing technology, and other factors. If actual market conditions are less favorable than those projected by management, and our estimates prove to be inaccurate, we could be required to increase our inventory provision and our gross margins could be adversely affected. Our inventory allowance was $2.8 million as of December 31, 2003.

Warranty.  We accrue for warranty costs based on estimated product return rates and the expected material and labor costs to provide warranty services. If actual return rates and repair and replacement costs differ significantly from our estimates, our gross margin could be adversely affected. The liability for product warranties was $670,000 as of December 31, 2003.

Results of Operations

The following table sets forth consolidated statements of operations data for the periods indicated as a percentage of net revenues.

	Three Months Ended December 31
	2003	2002
Consolidated Statements of Operations Data:
Revenues, net	100.0%	100.0%
Cost of revenues	39.6	46.0
Gross profit	60.4	54.0
Operating expenses:
Research and development	22.8	32.8
Sales and marketing	27.9	43.7
General and administrative	11.6	15.4
Deferred stock compensation	—	0.5
Total operating expenses	62.3	92.4

Loss from operations	(1.9)	(38.4)
Interest and other income, net	0.7	4.3

Net loss	(1.2)%	(34.1)%

Revenues, net.  Revenues consist of sales to end users (including resellers) and distributors.

Net Revenue by Products:

	Three Months Ended December 31
	2003	2002
Telephone systems	91%	92%
Internet protocol phones	8%	7%
Product support	1%	1%

Net Revenue by Geographic Area:

	Three Months Ended December 31
	2003	2002
Americas	92%	95%
International	8%	5%

Net Revenue by Customers:

	Three Months Ended December 31
	2003	2002
AltiSys	17%	22%
Ingram Micro	18%	22%
Synnex	48%	42%

Revenue generated in the Americas accounted for $3.3 million ,or 92%, for the three-months ended December 31, 2003 and $2.7 million ,or 95%, for the three-months ended December 31, 2002. Net revenues for the three-months ended December 31, 2003 increased 26% to $3.6 million from $2.9 million for the three-months ended December 31, 2002. Net product sales related to telephone systems for the three-months ended December 31, 2003 increased by $650,000 ,or 23%, to $3.3 million from $2.7 million for the three-months ended December 31, 2002. This increase was due to the introduction of our new line of AltiServ Office, AltiServ 1IP and AltiServ 2IP, which offer our customers an all voice over Internet protocol phone system.

Cost of revenues.  Cost of revenues for the three-months ended December 31, 2003 has increased $0.1 million ,or 8%, to $1.4 million from approximately $1.3 million for the three-months ended December 31, 2002 due to an increase in overall sales of products and the requisite increase in product costs. Cost of revenues as a percentage of net revenues decreased from 46% for the three-months ended December 31, 2002 to 40% for the three-months ended December 31, 2003, which resulted in an increase in product gross margin and an increase in net revenues. Production overhead decreased by $61,000 from $149,000 for the three-months ended December 31, 2002 to $88,000 for the three-months ended December 31, 2003. This decrease primarily was caused by lower actual component costs and overhead expenses. In addition, manufacturing and other related costs decreased by $104,000 from $218,000 for the three-months ended December 31, 2002 to $114,000 for three-months ended December 31, 2003, resulting from lower warranty reserve due to the decline in the product return rate, lower depreciation on equipment and facilities charges associated with manufacturing activities. No additional provision for excess or obsolete inventory was necessary in the three-months ended December 31, 2003.

Research and development expenses.  Research and development expenses consist principally of salaries and related personnel expenses, consultant fees and prototype expenses related to the design, development and testing of our products and enhancement of our converged telephone system software. Research and development expenses decreased slightly by approximately $0.1 million ,or 12%, from $0.9 million for the three-months ended December 31, 2002 to $0.8 million for the three-months ended December 31, 2003. Research and development expenses as a percentage of revenue decreased from 33% for the three-months ended December 31, 2002 to 23% for the three-months ended December 31, 2003. The slight decrease in research and development expenses was the result of a decrease in headcount-related costs of $147,000 resulting from a reduction in our research and development workforce. We expect research and development expenses to remain relatively flat due to the uncertainty about customers’ spending patterns in the current economic environment. Management continues to monitor research and development expenses in line with revenue growth.

Sales and marketing expenses.  Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in marketing, sales and customer support functions, as well as trade shows, advertising, and promotional expenses. Sales and marketing expenses decreased by approximately $0.3 million ,or 20%, from $1.3 million for the three-months ended December 31,2002 to $1.0 million for the three-months ended December 31, 2003. Sales and marketing expenses as a percentage of revenue decreased from 44% for the three-months ended December 31, 2002 to 28% for the three-months ended December 31, 2003. The decrease in absolute dollars primarily was a result of a decrease in headcount-related costs of approximately $133,000 due to a workforce reduction in the marketing group and a significant cost reduction measures in the areas of service fee of approximately $98,000. We expect sales and marketing expenses to remain relatively flat due to the uncertainty about customers’ spending patterns in the current economic environment.

General and administrative expenses.  General and administrative expenses consist of salaries and related expenses for executive, finance and administrative personnel, facilities, bad debt, legal, and other general corporate expenses. General and administrative expenses remained relatively unchanged at $0.4 million for the three-months ended December 31, 2003 and December 31, 2002, respectively. General and administrative expenses as a percentage of revenue decreased from 15% for the three-months ended December 31, 2002 to 12% for the three-months ended December 31, 2003.  We expect to maintain general and administrative expenses at the current level.

Amortization of deferred stock compensation.  Amortization of deferred stock compensation was $13,000 for the three-months ended December 31, 2002. Deferred stock compensation expense reflects the amortization of stock compensation charges resulting from granting stock options at exercise prices below the deemed fair value of our common stock on the dates the options were granted. We amortize these deferred amounts using the straight-line method over the vesting period of the related stock options. All remaining deferred stock compensation was amortized in fiscal year 2003.

Interest and other income, net.  Net interest and other income decreased to $25,000 for the three-months ended December 31, 2003 from $125,000 for the three-months ended December 31, 2002. The decrease primarily was due to the recognition of interest received from an outstanding promissory note held by our Chief Executive Officer, Gilbert Hu, which was fully repaid in December 27, 2002. We expect net interest and other income to continue to decrease as a result of further decreases in cash available to invest and relatively flat or lower interest rates.

Liquidity and Capital Resources

Since inception, we primarily have financed our operations through the sale of equity securities. As of December 31, 2003, we had cash, cash equivalents, and short-term investments totaling $9.5 million, which consisted of cash and cash equivalents of $6.1 million and $3.4 million of short-term investment.

Changes in Cash Flows

During the quarter ended December 31, 2003, net cash used in operating activities were $0.7 million, which is $0.1 million lower than the cash used in operating activities during the same period of fiscal 2003.

Net accounts receivable increased to $1.9 million at December 31, 2003 from $1.5 million at September 30, 2003. The increase in net accounts receivable primarily was due to higher sales of  $1.6 million generated in the last month of the quarter.

Inventories decreased to $0.7 million at December 31, 2003 from $0.9 million at September 30, 2003 and our inventory turn rate increased to 8.1 times at December 31, 2003 from 5.4 times at September 30, 2003. Inventory turn rate is annualized and represents the number of times inventory is replenished during the year. The increase in the inventory turn rate is the result of lower inventory levels and our ability to efficiently manage our inventory to meet customer demands. Inventory management will continue to be an area of focus as we balance the need to maintain strategic inventory levels to help ensure competitive lead times with the risk of inventory obsolescence due to rapidly changing technology and customer requirements.

Accounts payable decreased to $0.4 million at December 31, 2003 from $0.9 million at September 30, 2003. This decrease primarily was due to inventory purchases in the last month of the prior quarter for which payment was made in the quarter ended December 31, 2003.

Accrued payroll-related liabilities increased to $291,000 at December 31, 2003 from $276,000 at September 30, 2003, as a result of an increase in incentive compensation.

Other liabilities decreased to $450,000 at December 31, 2003 from $462,000 at September 30, 2003, as a result of the decrease in accounting service fee and related operational costs.

In the quarter ended December 31, 2003, net cash used in investing activities was a $50,000 long-term deposit for our new office lease. On October 1, 2003, we entered into a lease for approximately 32,000 square feet to serve as our new headquarters for corporate administration, research and development, manufacturing, and sales and marketing facility in Fremont, California. The lease commences on December 22, 2003 and expires on February 19, 2009.

In the quarter ended December 31, 2003, net cash provided by financing activities was  $109,000 of proceeds from the exercise of employee stock options and employee stock purchase plan.

Liquidity and Capital Resources

We intend to invest our cash in excess of current operating requirements in short-term, interest bearing investment-grade securities.

Our cash needs depend on numerous factors, including market acceptance of and demand for our products, our ability to develop and introduce new products and enhancements to existing products, the prices at which we can sell our products, the resources we devote to developing, marketing, selling and supporting our products, the timing and expense associated with expanding our distribution channels, increases in manufacturing costs and the prices of the components we purchase, as well as other factors. If we need and are unable to raise additional capital or if sales from our new products or enhancements are lower than expected, we will be required to make additional reductions in operating expenses and capital expenditures to ensure that we will have adequate cash reserves to fund operations.

Additional financing, if required, may not be available on acceptable terms, or at all. We also may require additional capital to acquire or invest in complementary businesses or products, or obtain the right to use complementary technologies. If we need and cannot raise funds on acceptable terms, we may not be able to further develop or enhance our products, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements, which could seriously harm our business. Even if additional financing is available, we may be required to obtain the consent of our stockholders, which we may or may not be able to obtain. In addition, the issuance of equity or equity-related securities will dilute the ownership interest of our stockholders and the issuance of debt securities could increase our risk or perceived risk.

We do not have any material commitments for capital expenditures as of December  31, 2003. We have commitments under our noncancellable operating lease in the amount of $1.3 million as of December 31, 2003. We believe we have sufficient cash reserves to allow us to continue operations for more than a year assuming our quarterly cash burn rate does not increase over that period, which we currently do not expect to occur.

Recent Accounting Pronouncements

In December 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF No. 00-21, “Revenue Arrangements with Multiple Deliverables.” This pronouncement addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue- generating activities. The guidance in this pronouncement was effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 did not have an effect on our consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” FIN No. 46 requires an investor with a majority of the variable interests in a variable interest entity to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A variable interest entity is an entity in which the equity investors do not have a controlling interest or the equity investment at risk is insufficient to finance the entity’s activities without receiving additional subordinated financial support from the other parties. We do not expect to identify any variable interest entities that must be consolidated.

In April 2003, the FASB issued SFAS No. 149, “Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 was effective for contracts entered into or modified after June 30, 2003 and did not have an impact on our consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” The Statement improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity by requiring that such instruments be classified as liabilities in statements of financial position. Adoption of SFAS No. 150 did not have an effect on our consolidated financial statements.

CERTAIN FACTORS AFFECTING BUSINESS, OPERATING RESULTS, AND FINANCIAL CONDITION

Risks Related to AltiGen

We have a history of losses and expect to incur future losses, which may prevent us from becoming profitable.

We have experienced operating losses since our inception. As of December 31, 2003, we had an accumulated deficit of $50.9 million. We expect to incur operating losses for the foreseeable future, and these losses may be substantial. We do not expect to increase expenditures for product development, general and administrative expenses, and sales and marketing expenses; however, if we cannot increase revenues significantly, we will not achieve either profitability or positive operating cash flows. Even if we do achieve profitability and positive operating cash flows, we may not be able to sustain or increase profitability or positive operating cash flows on a quarterly or annual basis.

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

Our quarterly and annual operating results have varied significantly in the past and likely will vary significantly in the future. A number of factors, many of which are beyond our control, may cause our operating results to vary, including:

•                                          Our sales cycle, which may vary substantially from customer to customer;

•                                          Unfavorable changes in the prices and delivery of the components we purchase;

•                                          The size and timing of orders for our products, which may vary depending on the season, and the contractual terms of the orders;

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

Our future projected budgets and commitments are based in part on our expectations of future sales. If our sales do not meet expectations, it will be difficult for us to reduce our expenses quickly and ,consequently, our operating results may suffer.

Our dealers often require immediate shipment and installation of our products. As a result, we have historically operated with limited backlog, and our sales and operating results in any quarter primarily depend on orders booked and shipped during that quarter.

Any of the above factors could harm our business, financial condition and results of operations. We believe that period-to-period comparisons of our results of operations are not meaningful, and you should not rely upon them as indicators of our future performance.

Our market is highly competitive and we may not have the resources to adequately compete.

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

We expect our competitors to continue to improve the performance of their current products and introduce new products or new technologies. If our competitors successfully introduce new products or enhance their existing products, our sales or market acceptance of our products and services could be reduced, price competition could decreased or make our products could become obsolete. To be competitive, therefore, we must continue to invest significant resources in research and development, sales and marketing and customer support. We may not have sufficient resources to make these investments or to make the technological advances necessary to be competitive, which in turn will cause our business to suffer.

Losing any of our key distributors would harm our business. We also need to establish and maintain relationships with additional distributors and original equipment manufacturers.

Sales through our three key distributors, Altisys, Ingram Micro Inc. and Synnex, accounted for 83% of our net revenues in the first quarter of fiscal year 2004. On June 12, 2003, we signed a new distribution agreement with Graybar Electric Company, a leader in the distribution of high-quality electrical telecommunications and networking products and an expert provider of related supply chain management and logistics services. No material purchases by Graybar; however, have been made as of December 31, 2003. Our business and operating results will suffer if any one of these distributors does not continue distributing our products, fails to distribute the volume of our products that it currently distributes or fails to expand our customer base. We also need to establish and maintain relationships with additional distributors and original equipment manufacturers. We may not be able to establish, or successfully manage, relationships with additional distribution partners. In addition, our agreements with distributors typically provide for termination by either party upon written notice to the other party. For example, our agreement with Ingram Micro provides for termination, with or without cause, by either party upon 30 days’ written notice to the other party, or upon insolvency or bankruptcy. Generally, these agreements are non-exclusive and distributors sell products that compete with ours. If we fail to establish or maintain relationships with distributors and original equipment manufacturers, our ability to increase or maintain our sales and our customer base will be substantially harmed.

We sell our products through dealers and distributors, which limits our ability to control the timing of our sales, and which makes it more difficult to predict our revenues.

We do not recognize revenue from the sale of our products to our distributors until these products are sold to either resellers or end-users. We have little control over the timing of product sales to dealers and end users. Our lack of control over the revenue that we recognize from our distributors’ sales to resellers and end-users limits our ability to predict revenue for any given period. Our future projected budgets and commitments are based in part on our expectations of future sales. If our sales do not meet expectations, it will be difficult for us to reduce our expenses quickly, and consequently our operating results may suffer.

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

We rely on resellers who can provide high quality sales and support services. As with our distributors, we compete with other telecommunications systems providers for our resellers’ business as our resellers generally market competing products. If a reseller promotes a competitor’s products to the detriment of our products or otherwise fails to market our products and services effectively, we could lose market share. In addition, the loss of a key reseller or the failure of resellers to provide adequate customer service could cause our business to suffer. If we do not properly train our resellers to sell, install and service our products, our business will suffer.

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

On September 6, 2002, Vertical Networks, Inc. filed suit against us in the United States District Court for the Northern District of California, alleging infringement of Vertical Networks’ United States Patents Nos. 6,266,341; 6,289,025; 6,292,482; 6,389,009; and

6,396,849. On October 28, 2002, Vertical Networks amended its Complaint to add allegations of infringement of Patents Nos. 5,617,418 and 5,687,174. Vertical Networks filed a Second Amended Complaint on November 20, 2002 to identify our products and/or activities that allegedly infringe the seven patents-in-suit. Vertical Networks seeks a judgment of patent infringement and an award of damages, including treble damages for alleged willful infringement, and attorneys’ fees and costs. We filed an Answer and Counterclaims for Declaratory Relief on December 9, 2002. On December 26, 2002, Vertical Networks filed its Answer to our Counterclaims. Vertical Networks served its Preliminary Infringement Contentions on us on April 9, 2003 and we served its Preliminary Invalidity Contentions on June 3, 2003, and July 14, 2003. To date, the parties have exchanged some discovery, but no depositions have been taken, and no motions are currently pending. On October 7, 2003, the parties filed a stipulation to stay this action, pending the outcome of the reissue of some of the subject patents before the United States Patent and Trademark Office. We believe we have strong defenses and arguments in this dispute and intend to vigorously litigate our position. Thus, management’s view is that any loss from this litigation is not probable or estimable.

More generally, litigation related to these types of claims may require us to acquire licenses under third-party patents that may not be available on acceptable terms, if at all. We believe that an increasing portion of our revenues in the future will come from sales of software applications for our hardware products. The software market traditionally has experienced widespread unauthorized reproduction of products in violation of developers’ intellectual property rights. This activity is difficult to detect, and legal proceedings to enforce developers’ intellectual property rights are often burdensome and involve a high degree of uncertainty and substantial costs.

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

Although we have filed patent applications, we are not certain that our patent applications will result in the issuance of patents, or that any patents issued will provide commercially significant protection of our technology. In addition, other individuals or companies may independently develop substantially equivalent proprietary information not covered by patents to which we own rights, may obtain access to our know-how or may claim to have issued patents that prevent the sale of one or more of our products. Also, it may be possible for third parties to obtain and use our proprietary information without our authorization. Further, the laws of some countries, such as those in Japan, one of our target markets, may not adequately protect our intellectual property or such protection may be uncertain. Our success also depends on trade secrets that cannot be patented and are difficult to protect. If we fail to protect our proprietary information effectively, or if third parties use our proprietary technology without authorization, our competitive position and business will suffer.

Our products may not meet the legal standards required for their sale in some countries; if we cannot sell our products in these countries, our results of operations may be seriously harmed.

The United States and other countries in which we intend to sell our products have standards for safety and other certifications that must be met for our products to be legally sold in those countries. We have tried to design our products to meet the requirements of the countries where we sell or plan to sell them. We also have obtained or are trying to obtain the certifications that we believe are required to sell our products in these countries. We cannot, however, guarantee that our products meet all of these standards or that we will be able to obtain any certifications required. In addition, there is, and will likely continue to be, an increasing number of laws and regulations pertaining to the products we offer and may offer in the future. These laws or regulations may include, for example, more stringent safety standards, requirements for additional or more burdensome certifications or more stringent consumer protection laws.

If our products do not meet a country’s standards or we do not receive the certifications required by a country’s laws or regulations, then we may not be able to sell our products in that country. This inability to sell our products may seriously harm our results of operation by reducing our sales or requiring us to invest significant resources to conform our products to these standards.

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

We may not be successful in managing our future growth. We have expanded our operations rapidly since our inception. In order to manage this expansion and grow in the future, we will need to expand or enhance our management, manufacturing, research and development and sales and marketing capabilities. We may not be able to hire the management, staff or other personnel required to do so.

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

For the first quarter of fiscal year 2004, approximately 8% of our net revenues came from customers outside of the United States. We intend to expand our international sales and marketing efforts. Our efforts are subject to a variety of risks associated with conducting business internationally, any of which could seriously harm our business, financial condition and results of operations. These risks include:

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk.  Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in cash equivalents and short-term instruments. Due to the short-term nature of our cash equivalents and investments, we have concluded that a change in interest rates does not pose a material market risk to us.

Item 4. Controls and Procedures

(a)                               Evaluation of disclosure controls and procedures. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are adequate and effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)                               Changes in internal control. There was no change in our internal controls that occurred during the period covered by this Quarterly Report on Form 10-Q that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II OTHER INFORMATION

Item 1.  Legal Proceedings

We may become parties to litigation in the normal course of our business. Litigation in general, and intellectual property and securities litigation in particular, can be expensive and disruptive to normal business operations. Moreover, the results of complex litigation are difficult to predict.

On September 6, 2002, Vertical Networks, Inc. filed suit against us in the United States District Court for the Northern District of California, alleging infringement of Vertical Networks’ United States Patents Nos. 6,266,341; 6,289,025; 6,292,482; 6,389,009; and 6,396,849. On October 28, 2002, Vertical Networks amended its Complaint to add allegations of infringement of Patents Nos. 5,617,418 and 5,687,174. Vertical Networks filed a Second Amended Complaint on November 20, 2002 to identify our products and/or activities that allegedly infringe the seven patents-in-suit. Vertical Networks seeks a judgment of patent infringement and an award of damages, including treble damages for alleged willful infringement, and attorneys’ fees and costs. We filed an Answer and Counterclaims for Declaratory Relief on December 9, 2002. On December 26, 2002, Vertical Networks filed its Answer to our Counterclaims. Vertical Networks served its Preliminary Infringement Contentions on us on April 9, 2003 and we served its Preliminary Invalidity Contentions on June 3, 2003, and July 14, 2003. To date, the parties have exchanged some discovery, but no depositions have been taken, and no motions are currently pending. On October 7, 2003, the parties filed a stipulation to stay this action, pending the outcome of the reissue of some of the subject patents before the United States Patent and Trademark Office. We believe we have strong defenses and arguments in this dispute and intend to vigorously litigate our position. Thus, management’s view is that any loss from this litigation is not probable or estimable.

Item 2. Changes in Securities and Use of Proceeds

During the three months ended December 31, 2003, we issued 45,213 shares of common stock pursuant to the exercise of stock options at an exercise price ranging from $0.83 to $2.13 per share. All of these stock options were granted under our 1994 and 1999 Stock Option Plans. For the same period, 89,059 shares of the Company’s common stock were purchased by and distributed to employees at a price ranging from $0.47 to $1.21 per share, pursuant to the Company’s 1999 Employee Stock Purchase Plan. The issuance of these shares was exempt from registration requirements pursuant to rule 701 promulgated under the Securities Act of 1933, as amended.

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

(b)         Reports on Form 8-K:

We filed a report on Form 8-K with the Securities and Exchange Commission on November 11, 2003 furnishing our press release, dated November 11, 2003, announcing our financial results for our fiscal year ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Fremont, State of California, on the17th day of February, 2004.

ALTIGEN COMMUNICATIONS, INC.

By:	/s/ Philip M. McDermott
Philip M. McDermott,
Chief Financial Officer
(Principal Financial and Accounting Officer)