Form 10-Q
period 2004-03-31
ALTIGEN COMMUNICATIONS INC
filed 2004-05-17
CIK 1003607

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

| X | QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     YES  | X |    NO   |     |

Indicate by check mark whether the registrant is an accelerated filer.     YES  |     |    NO   | X |

The number of shares of our common stock outstanding as of May 11, 2004 was: 14,330,299 shares

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

ALTIGEN COMMUNICATIONS, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31, 2004	September 30, 2003

	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$6,629	$8,548
Short-term investments	2,751	1,598
Accounts receivable, net of allowances of $59 and $60 at March 31, 2004 and
September 30, 2003, respectively	1,895	1,521
Inventories	797	910
Prepaid expenses and other current assets	157	193

Total current assets	12,229	12,770

Property and equipment:
Furniture and equipment	1,822	1,853
Computer software	948	941

	2,770	2,794
Less: Accumulated depreciation and amortization	(2,611)	(2,549)

Net property and equipment	159	245

Other non-current assets:
Long-term investment	195	195
Long-term deposit	50	—

Total other non-current assets	245	195

Total assets	$12,633	$13,210

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$533	$873
Accrued liabilities:
Payroll and related benefits	304	276
Warranty (Note 3)	659	644
Marketing	204	253
Other	417	462
Deferred revenue	344	412

Total current liabilities	2,461	2,920

Stockholders’ equity:
Convertible preferred stock, $0.001 par value; Authorized – 5,000,000 shares;
None issued and outstanding at March 31, 2004 and September 30, 2003	—	—
Common stock, $0.001 par value; Authorized – 50,000,000 shares;
Outstanding – 15,273,976 shares at March 31, 2004 and 15,054,442 shares at
September 30, 2003	15	15
Treasury stock at cost – 1,063,895 shares at March 31, 2004 and September 30, 2003	(1,014)	(1,014)
Additional paid-in capital	62,327	62,152
Accumulated deficit	(51,156)	(50,863)

Total stockholders’ equity	10,172	10,290

Total liabilities and stockholders’ equity	$12,633	$13,210

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALTIGEN COMMUNICATIONS, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended March 31,		Six Months Ended March 31,

	2004	2003	2004	2003

Revenues, net	$3,293	$2,355	$6,923	$5,245
Cost of revenues	1,250	1,014	2,688	2,344

Gross profit	2,043	1,341	4,235	2,901

Operating expenses:
Research and development	819	1,053	1,647	2,000
Sales and marketing	1,033	1,308	2,046	2,572
General and administrative	459	467	881	913
Deferred stock compensation (Note 4)	--	14	--	27

Total operating expenses	2,311	2,842	4,574	5,512

Loss from operations	(268)	(1,501)	(339)	(2,611)
Interest and other income, net	22	48	47	173

Net loss	$(246)	$(1,453)	$(292)	$(2,438)

Basic and diluted net loss per share	$(0.02)	$(0.11)	$(0.02)	$(0.18)

Shares used in computing basic and diluted net loss
per share	14,160	13,544	14,138	13,532

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALTIGEN COMMUNICATIONS, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended March 31,

	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(292)	$(2,438)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	62	238
Amortization of deferred stock compensation	—	27
Changes in operating assets and liabilities
Accounts receivable	(374)	464
Inventories	112	(98)
Prepaid expenses and other current assets	36	(298)
Accounts payable	(340)	260
Accrued liabilities	(51)	(261)
Deferred revenue	(68)	(47)

Net cash used in operating activities	(915)	(2,153)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(11,752)	(8,002)
Proceeds from sale and maturities of short-term investments	10,599	11,450
Changes in other non-current assets	(50)	53
Purchases of property and equipment	24	(39)

Net cash (used in) provided by investing activities	(1,179)	3,462

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuances of common stock	175	28
Collection of promissory note from officer/stockholder	—	343

Net cash provided by financing activities	175	371

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,919)	1,680
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	8,548	7,210

CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,629	$8,890

NONCASH INVESTING ACTIVITIES:
Unrealized gain on short term investments	$—	$1

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALTIGEN COMMUNICATIONS, INC. AND SUBSIDIARYNOTES
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

CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

We consider all highly liquid investments with an original maturity of three months or less from the date of purchase to be cash equivalents. Short-term investments are in highly liquid financial instruments with original maturities greater than three-months but less than one year and are classified as “available-for-sale” investments. Investments are reported at their fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity. As of March 31, 2004, our cash and cash equivalents consisted of commercial paper and cash deposited in checking and money market accounts. For the six months ended March 31, 2004 and March 31, 2003, we did not make any cash payments for interest or income taxes.

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

	March 31, 2004	September 30, 2003

Raw materials	$79	$35
Work-in-progress	79	184
Finished goods	639	691

	$797	$910

LONG-TERM INVESTMENT

As of March 31, 2004, we held an investment of common stock in a private Chinese telecommunication company valued at approximately $195,000 accounted for using the cost method. Our interest in the company is approximately 2%, which interest does not allow us to exercise significant influence.

We perform a periodic review of our investment for impairment. An investment is considered impaired when a review of the investees’ operations and other indicators of impairment indicate that the carrying value of the investment is not likely to be recoverable. Such indicators include, but are not limited to, limited capital resources, limited prospects of receiving additional financing, and limited prospects for liquidity of the related securities. No write-downs were recorded during the three months and six months ended March 31, 2004 and March 31, 2003.

REVENUE RECOGNITION

We account for the recognition of revenues in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition.” Revenues consist of sales to end-users, including resellers, and to distributors. Revenues from sales to end-users are recognized upon shipment, when risk of loss has passed to the customer, collection of the receivable is reasonably assured, persuasive evidence of an arrangement exists, and the price is fixed and determinable. We provide for estimated sales returns and allowances and warranty costs related to such sales at the time of shipment. Net revenues consist of product revenues reduced by estimated sales returns and allowances. Sales to distributors are made under terms allowing certain rights of return and protection against subsequent price declines on our products held by its distributors. Upon termination, any unsold products may be returned by the distributor for a full refund. These agreements may be canceled by either party based on specified notice. As a result of the above provisions, we defer recognition of distributor revenues until such distributors resell our products to their customers. The amounts deferred as a result of this policy are reflected as “deferred revenue” in the accompanying consolidated balance sheets. The related cost of revenue is also deferred and reported in the consolidated balance sheets as inventory.

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

STOCK–BASED COMPENSATION

We account for stock-based compensation in accordance with the provisions of APB No. 25, “Accounting for Stock Issued to Employees,” and comply with the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosures.” Deferred compensation recognized under APB No. 25 is amortized to expense using the graded vesting method. We account for stock options issued to non-employees in accordance with the provisions of SFAS No. 123 and EITF No. 96-18 under the fair value based method.

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

	Three Months Ended March 31,		Six Months Ended March 31,

	2004	2003	2004	2003

Reported net loss	$(246)	$(1,453)	$(292)	$(2,438)
Add: Total stockbased employee compensation expense included in reported net loss under APB No. 25	—	14	—	27
Deduct: Total stockbased compensation determined under fair value based method for all awards	(494)	(586)	(739)	(1,183)

Pro forma net loss under SFAS No. 123	$(740)	$(2,025)	$(1031)	$(3,594)

Basic and diluted – as reported	$(0.02)	$(0.11)	$(0.02)	$(0.18)

Basic and diluted – pro forma	$(0.05)	$(0.15)	$(0.07)	$(0.27)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, and is not subject to revaluation as a result of subsequent stock price fluctuations. The following weighted-average assumptions are used:

	Employee Stock Option Plans for Three Months Ended March 31,		Employee Stock Option Plan for Six Months Ended March 31,

	2004	2003	2004	2003

Expected Life (in years)	5	5	5	5
Risk-free interest rate	3.3%	3.1%	3.3%	3.1%
Volatility	109%	100%	109%	100%
Expected dividend	0.0%	0.0%	0.0%	0.0%

	Employee Stock Purchase Plans for Three Months Ended March 31,		Employee Stock Purchase Plan for Six Months Ended March 31,

	2004	2003	2004	2003

Expected Life (in years)	0.5	0.5	0.5	0.5
Risk-free interest rate	1.4%	1.5%	1.4%	1.5%
Volatility	108%	100%	108%	100%
Expected dividend	0.0%	0.0%	0.0%	0.0%

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

COMPUTATION OF BASIC AND DILUTED NET LOSS PER SHARE

Historical net loss per share has been calculated under SFAS No. 128, “Earnings per Share.” SFAS No. 128 requires companies to compute earnings per share under two methods (basic and diluted). Basic net loss per share is calculated by dividing net loss by the weighted average shares of common stock outstanding during the period. Basic and diluted net loss per share numbers were identical as potential common shares resulting from the exercise of stock options are antidilutive.

For the three and six months ended March 31, 2004 and March 31, 2003, 2,629,100 shares and 2,665,173 shares of common stock options with a weighted average exercise price of $4.77 and $4.41, respectively, were excluded from the diluted net income per share computation.

COMPREHENSIVE INCOME

Comprehensive loss for us consists of net loss plus the effect of foreign currency translation adjustments and other unrealized gains and losses, which were not material for each of the three and six months ended March 31, 2004 and March 31, 2003, respectively. Accordingly, comprehensive loss closely approximates actual net loss.

SEGMENT REPORTING

We are organized and operate as one operating segment. We operate primarily in one geographic area, the Americas.

Net revenue by geographic region based on customer location for the three and six months ended March 31, 2004 and March 31, 2003, respectively, were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,

	2004	2003	2004	2003

Americas	90%	96%	91%	95%
International	10%	4%	9%	5%

	100%	100%	100%	100%

International is comprised of revenues from China, Taiwan, the United Kingdom and Norway. The Taiwan revenue included sales to affiliate, which comprised 3% and 1% for the three and six months ended March 31, 2004, respectively.

Net revenue by customers that individually accounted for more than 10% of our revenue for the three and six months ended March 31, 2004 and March 31, 2003, respectively, were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,

	2004	2003	2004	2003

AltiSys	15%	14%	16%	18%
Ingram Micro	14%	28%	16%	25%
Synnex	47%	49%	48%	45%
Other	24%	9%	20%	12%

	100%	100%	100%	100%

On June 2003, we signed a new distributor agreement with Graybar Electric Company. Net revenues from Graybar were 7% and 4% for the three and six months ended March 31, 2004, respectively.

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

The Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” in January 2003, and a revised interpretation of FIN 46 (“FIN 46-R”) in December 2003. FIN 46 requires certain variable interest entities (“VIEs”) to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The adoption of FIN 46 did not have an impact on the Company’s financial position. For all arrangements entered into after January 31, 2003, the Company is required to continue to apply FIN 46 through April 30, 2004, after that date the Company is required to adopt the provisions of FIN 46-R for those arrangements on May 1, 2004. For arrangements entered into prior to February 1, 2003, the Company is required to adopt the provisions of FIN 46-R on May 1, 2004. The Company does not expect the adoption of FIN 46-R to have an impact on the financial position, results of operations or cash flows of the Company.

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

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which requires that certain financial instruments be presented as liabilities that were previously presented as equity or as temporary equity. Such instruments include mandatory redeemable preferred and common stock, and certain options and warrants. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and was effective at the beginning of the first interim period beginning after June 15, 2003. In November 2003, the FASB issued FASB Staff Position (“FSP”) No. 150-3, Effective Date, Disclosures, and Transition for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests under SFAS No. 150, which defers the effective date for various provisions of SFAS No. 150. As of March 31, 2004, we had no financial instruments within the scope of this pronouncement.

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

Changes in our warranty liability for the three and six months ended March 31, 2004 and March 31, 2003, respectively, are as follows (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,

	2004	2003	2004	2003

Beginning balance	$670	$625	$644	$590
Provisions for warranty liability	24	79	84	196
Warranty cost including labor, components and scrap	(35)	(74)	(69)	(156)

Ending balance	$659	$630	$659	$630

4. DEFERRED STOCK COMPENSATION

In connection with the issuance of certain stock options to employees in fiscal years 1999 and 1998, we recorded deferred stock compensation in the aggregate amount of approximately $3,892,000, which represents the difference between the deemed fair value of our common stock and the exercise price of stock options at the date of grant. We have fully amortized the deferred stock compensation in fiscal year 2003.

The amortization of deferred stock compensation relates to the following items in the accompanying unaudited condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,

	2004	2003	2004	2003

Research and development	$—	$5	$—	$10
Sales and marketing	—	2	—	4
General and admistrative	—	7	—	13

Ending balance	$—	$14	$—	$27

5. COMMITMENTS AND CONTINGENCIES

Commitments

We lease our facility under an operating lease agreement expiring on February 2009. Rent expense for this operating lease totaled approximately $112,000 and $274,000 for the three and six months ended March 31, 2004, respectively as compared to $206,000 and $408,000 for the three and six months ended March 31, 2003. Minimum future lease payments under a noncancellable operating lease as of March 31, 2004 are as follows (in thousands):

Fiscal Year
2004	148
2005	248
2006	256
2007	264
2008	271
Thereafter	92

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING INFORMATION

This report contains certain forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended) and information relating to us that are based on the beliefs of our management as well as assumptions made by and information currently available to our management. Additional forward looking statements may be identified by the words “anticipate,” “believe,” “expect,” “intend,” “may,” “plan” and similar expressions, as they relate to us or our management.

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

OVERVIEW

We provide converged Internet protocol phone systems for small-to-medium sized businesses. We were incorporated in California in May 1994 and began operations in July 1994. We first recognized revenues from product sales of our Quantum board and AltiWare software in July 1996. We generated net revenues of $3.3 million and $6.9 million for the second quarter and the first six months of fiscal 2004. respectively, compared to net revenues of $2.4 million and $5.2 million for the second quarter and the first six months of fiscal 2003. As of March 31, 2004, we had an accumulated deficit of $51.2 million.

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

Our cost of revenues consists of component and material costs, direct labor costs, provisions for excess and obsolete inventory, warranty costs and overhead related to the manufacturing of our products. We have experienced operating losses and negative cash flows from operations in each period since our inception. Several factors that have affected, and will continue to affect, our revenue growth include the state of the economy, the market acceptance of our products, our ability to add new resellers and our ability to design, develop, and release new products. We engage a third-party assembler, which, in the three months ended March 31, 2004, was principally All Quality Services in San Jose, to insert the hardware components into the printed circuit board. We selected our manufacturing partner with the goals of ensuring a reliable supply of high-quality finished products and lowering per unit product costs as a result of manufacturing economies of scale. We cannot assure that we will maintain the volumes required to realize these economies of scale or when or if such cost reductions will occur. The failure to obtain such cost reductions, or maintain such inductions if they occur, could materially adversely affect our gross margins and operating results.

We continue to focus on developing enhancements to our current products to provide greater functionality and increased capabilities, based on our market research, customer feedback and our competitors’ product offerings. We also continue to focus on creating new product offerings. In particular, we are focusing on developing products that allow us to enhance our position in our target market segment and to enter new geographical markets. Additionally, we intend to continue to focus on selling our products to small-to-medium sized businesses and branch offices of larger corporations, which are offices with less than 500 employees, with particular emphasis in the Internet protocol phone systems segment of the telecommunications market. Also, we plan to continue to recruit additional resellers and distributors that focus on selling phone systems to our target customers. There can be no assurance, however, that we will be successful in developing any new products or enhancements to existing products, entering new geographical or product markets or expanding our network of resellers and distributors. We believe that the adoption rate for this new technology is much faster with small-to-medium sized businesses because they do not have significant investment on their books for traditional phone systems. We believe that these businesses are looking for call center type administration to increase the productivity and efficiency of their contacts with customers. Assuming the continued market trends, successful product enhancements, the introduction of the call center products, the beginning of sales activities in the United Kingdom and Norway, continuing growth in the Chinese marketplace, and the status quo of the North American economy, we expect to see continued revenue growth for the next quarter.

CRITICAL ACCOUNTING POLICIES

Revenue recognition. Revenues consist of sales to end-users, including to resellers, and to distributors. Revenues from sales to end-users are recognized upon shipment, when risk of loss has passed to the customer, collection of the receivable is reasonably assured, persuasive evidence of an arrangement exists, and the price is fixed and determinable. We provide for estimated sales returns and allowances and warranty costs related to such sales at the time of shipment. Net revenues consist of product revenues reduced by estimated sales returns and allowances. Sales to distributors are made under terms allowing certain rights of return and protection against subsequent price declines on our products held by its distributors. Upon termination, any unsold products may be returned by the distributor for a full refund. These agreements may be canceled without cause by either party following a specified notice period. As a result of the above provisions, we defer recognition of distributor revenues until such distributors resell our products to their customers. The amounts deferred as a result of this policy are reflected as “deferred revenue” in the accompanying consolidated balance sheets. The related cost of revenues is also deferred and reported in the consolidated balance sheets as inventory. Our total deferred revenue was $344,000 as of March 31, 2004.

Allowance for Doubtful Accounts. The allowance for doubtful accounts is based on our assessment of the collectibility of specific customer accounts and the aging of the accounts receivable. If there were a deterioration of a major customer’s creditworthiness, or actual defaults were higher than our historical experience, we could be required to increase our allowance and our earnings could be adversely affected. Our allowance for doubtful accounts was $59,000 of March 31, 2004.

Inventory. Inventory is stated at the lower of cost (first-in, first-out method) or market. Our inventory balance was $0.8 million as of March 31, 2004. We regularly review value of inventory in detail, with consideration given to future customer demand for our products, obsolescence from rapidly changing technology, and other factors. If actual market conditions are less favorable than those projected by management, and our estimates prove to be inaccurate, we could be required to increase our inventory provision and our gross margins could be adversely affected. Our inventory allowance was $2.7 million as of March 31, 2004.

Warranty. We accrue for warranty costs based on estimated product return rates and the expected material and labor costs to provide warranty services. If actual return rates and repair and replacement costs differ significantly from our estimates, our gross margin could be adversely affected. The liability for product warranties was $659,000 as of March 31, 2004.

Results of Operations

The following table sets forth consolidated statements of operations data for the periods indicated as a percentage of net revenues.

	Three Months Ended March 31,		Six Months Ended March 31,

	2004	2003	2004	2003

	(unaudited)		(unaudited)
Consolidated Statements of Operations Data:
Revenues, net	100.0%	100.0%	100.0%	100.0%
Cost of revenues	38.0	43.1	38.8	44.7

Gross profit	62.0	56.9	61.2	55.3
Operating expenses:
Research and development	24.9	44.7	23.8	38.1
Sales and marketing	31.4	55.5	29.6	49.0
General and administrative	13.9	19.8	12.7	17.4
Deferred stock compensation	0.0	0.6	0.0	0.5

Total operating expenses	70.2	120.6	66.1	105.0

Loss from operations	(8.2)	(63.7)	(4.9)	(49.7)
Interest and other income, net	0.7	2.0	0.7	3.3

Net loss	(7.5)%	(61.7)%	(4.2)%	(46.4)%

        Revenues, net. Revenues consist of sales to end users (including resellers) and distributors.

Net Revenue by Products:

	Three Months Ended March 31,		Six Months Ended March 31,

	2004	2003	2004	2003

Telephone systems	84%	92%	88%	92%
Phones	15%	7%	12%	7%
Product support	1%	1%	—	1%

Net Revenue by Geographic Area:

	Three Months Ended March 31,		Six Months Ended March 31,

	2004	2003	2004	2003

Americas	90%	96%	91%	95%
International	10%	4%	9%	5%

	100%	100%	100%	100%

Net Revenue by Customers:

	Three Months Ended March 31,		Six Months Ended March 31,

	2004	2003	2004	2003

AltiSys	15%	14%	16%	18%
Ingram Micro	14%	28%	16%	25%
Synnex	47%	49%	48%	45%
Other	24%	9%	20%	12%

	100%	100%	100%	100%

Total revenues were $3.3 million and $6.9 million for the second quarter and the first six months of fiscal 2004, an increase of 40% and 32% from total revenues of $2.4 million and $5.2 million for the same periods in fiscal 2003, respectively. Revenue generated in the Americas accounted for $3.0 million, or 90%, and $6.3 million, or 91%, for the second quarter and the first six months of fiscal 2004, respectively, compared to $2.3 million, or 96%, and $5.0 million, or 95%, for the second quarter and the first six months of fiscal 2003. Net product sales related to our telephone systems for the second quarter of fiscal 2004 increased by $621,000, or 29%, to $2.8 million from $2.2 million for the second quarter of fiscal 2003. Net product sales related to our telephone systems for the first six months of fiscal 2004 increased by $1.3 million, or 26%, to $6.1 million from $4.8 million for the first six months of fiscal 2003. This increase was due to strong customer acceptance of our AltiServ Office line, AltiServ 1IP and AltiServ 2IP, which has contributed to increased sales in each quarter since the products were introduced in the second quarter of last fiscal year. Net product sales related to phones for the second quarter of fiscal 2004 increased by $317,000, or 183%, to $490,000 from $173,000 for the second quarter of fiscal 2003. Net product sales related to phones for the first six months of fiscal 2004 increased by $419,000, or 110%, to $800,000 from $381,000 for the first six months of fiscal 2003. This increase was due to the introduction of the new analog phone and increased in sales of our internet protocol phones.

Cost of revenues. Cost of revenues were $1.3 million and $2.7 million for the second quarter and the first six months of fiscal 2004, respectively, compared to $1.0 million and $2.3 million for the same periods in fiscal 2003. This increase was due to an increase in overall sales of products and the requisite increase in product costs. Cost of revenues as a percentage of net revenues decreased from 43% and 45% for the second quarter and the first six months of fiscal 2003, to 38% and 39% for the same periods in fiscal 2004, respectively, which resulted in an increase in product gross margin. For the three months ended March 31, 2004, the decrease primarily was caused by lower warranty reserve due to the decline in the product return rate and reversal of inventory allowance in the amount of $64,000 related to the sale of products which were fully reserved against obsolesces. Production overhead decreased by $77,000 from $328,000 for the first six months of fiscal 2003 to $251,000 for the first six months of fiscal 2004. This decrease primarily was caused by lower actual component costs and overhead expenses. In addition, manufacturing and other related costs decreased by $101,000 from $369,000 for the first six months of fiscal 2003 to $268,000 for the first six months of fiscal 2004, resulting from lower warranty reserve due to the decline in the product return rate, lower depreciation on equipment and facilities charges associated with manufacturing activities. No additional provision for excess or obsolete inventory was necessary in the three months ended March 31, 2004.

Research and development expenses. Research and development expenses consist principally of salaries and related personnel expenses, consultant fees and prototype expenses related to the design, development and testing of our products and enhancement of our converged telephone system software. Research and development expenses decreased to $819,000 for the second quarter of fiscal 2004 from $1.1 million for the same period in fiscal 2003. This decrease was the result of a decrease in headcount-related costs of $147,000 resulting from a reduction in our research and development workforce, a decrease in office rent expense of $46,000 and a decrease in service fees of $35,000. Research and development expenses as a percentage of revenue decreased to 25% for the second quarter of fiscal 2004 from 45% for the same period in fiscal 2003. Research and development expenses decreased to $1.7 million for the first six months of fiscal 2004 from $2.0 million for the same period in fiscal 2003. This decrease was the result of a decrease in headcount-related costs of $295,000 resulting from a reduction in our research and development workforce and a decrease in office rent expense of $75,000. Research and development expenses as a percentage of revenue decreased to 24% for the first six months of fiscal 2004 from 38% for the same period in fiscal 2003. We expect research and development expenses to remain relatively flat due to the uncertainty about customers’ spending patterns in the current economic environment. Management continues to monitor research and development expenses in line with revenue growth.

Sales and marketing expenses. Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in marketing, sales and customer support functions, as well as trade shows, advertising, and promotional expenses. Sales and marketing expenses decreased to $1.0 million for the second quarter of fiscal 2004 from $1.3 million for the same period in fiscal 2003. This decrease was the result of a decrease in headcount-related costs of $149,000 resulting from a reduction in our marketing workforce and a decrease in advertising expense of $92,000. Sales and marketing expenses as a percentage of revenue decreased to 31% for the second quarter of fiscal 2004 from 56% for the same period in fiscal 2003. Sales and marketing expenses decreased to $2.1 million for the first six months of fiscal 2004 from $2.6 million for the same period in fiscal 2003. This decrease was the result of a decrease in headcount-related costs of $263,000 resulting from a reduction in our marketing workforce and a decrease in advertising expense of $89,000 and a significant cost reduction measures in the areas of service fees of approximately $102,000. Sales and marketing expenses as a percentage of revenue decreased to 30% for the first six months of fiscal 2004 from 49% for the same period in fiscal 2003. We expect sales and marketing expenses to remain relatively flat due to the uncertainty about customers’ spending patterns in the current economic environment.

General and administrative expenses. General and administrative expenses consist of salaries and related expenses for executive, finance and administrative personnel, facilities, bad debt, legal, and other general corporate expenses. General and administrative expenses remained relatively unchanged at $459,000 and $881,000 for the second quarter and the first six months of fiscal 2004, compared to $467,000 and $913,000 for the same periods in fiscal 2003, respectively. General and administrative expenses as a percentage of revenue decreased to 14% and 13% for the second quarter and the first six months of fiscal 2004, compared to 20% and 17% for the same periods in fiscal 2003, respectively, due to primarily to increased revenues. We expect to maintain general and administrative expenses at the current level.

Amortization of deferred stock compensation. We had no amortization of deferred stock compensation in the second quarter and the first six months of fiscal 2004. Amortization of deferred stock compensation was $14,000 and $27,000 for the second quarter and the first six months of fiscal 2003, respectively. Deferred stock compensation expense reflects the amortization of stock compensation charges resulting from granting stock options at exercise prices below the deemed fair value of our common stock on the dates the options were granted. We amortized these deferred amounts using the straight-line method over the vesting period of the related stock options. All outstanding deferred stock compensation was amortized in fiscal year 2003.

Interest and other income, net. Net interest and other income decreased to $22,000 and $47,000 for the second quarter and the first sixmonths of fiscal 2004, respectively, from $48,000 and $173,000 for the same periods in fiscal 2003. The decrease primarily was due to the recognition of interest received from full repayment of an outstanding promissory note held by our Chief Executive Officer, Gilbert Hu in fiscal 2003. We expect net interest and other income to continue to decrease as a result of further decreases in cash available to invest and relatively flat or lower interest rates.

Liquidity and Capital Resources

Since inception, we primarily have financed our operations through the sale of equity securities. As of March 31, 2004, we had cash, cash equivalents, and short-term investments totaling $9.4 million, which consisted of cash and cash equivalents of $6.6 million and $2.8 million of short-term investments.

Changes in Cash Flows

During the first six months of fiscal 2004, net cash used in operating activities was $0.9 million, which is $1.2 million lower than the cash used in operating activities during the same period in fiscal 2003.

Net accounts receivable increased to $1.9 million at March 31, 2004 from $1.5 million at September 30, 2003. The increase in net accounts receivable primarily was due to higher sales of $1.7 million generated in the last month of the quarter.

Inventories decreased to $0.8 million at March 31, 2004 from $0.9 million at September 30, 2003 and our inventory turn rate increased to 6.9 times at March 31, 2004 from 5.4 times at September 30, 2003. Inventory turn rate is annualized and represents the number of times inventory is replenished during the year. The increase in the inventory turn rate is the result of lower inventory levels and our ability to efficiently manage our inventory to meet customer demands. Inventory management will continue to be an area of focus as we balance the need to maintain strategic inventory levels to help ensure competitive lead times with the risk of inventory obsolescence due to rapidly changing technology and customer requirements.

Accounts payable decreased to $0.5 million at March 31, 2004 from $0.9 million at September 30, 2003. This decrease primarily was due to less inventory purchases in the recent quarter.

Accrued payroll-related liabilities increased to $304,000 at March 31, 2004 from $276,000 at September 30, 2003. This increase primarily was due to an increase in sales commission related to an increase in revenues.

Other liabilities decreased to $417,000 at March 31, 2004 from $462,000 at September 30, 2003. This decrease primarily was due to a decrease in accounting service fees and other related operational costs.

During the first six months of fiscal 2004, net cash used in investing activities was a $50,000 long-term deposit for our new office lease and purchases of short-term investments of $11.8 million. On October 1, 2003, we entered into a lease for approximately 32,000 square feet to serve as our new headquarters for corporate administration, research and development, manufacturing, and sales and marketing facility in Fremont, California. The lease commenced on December 22, 2003 and expires on February 21, 2009. During the first six months of fiscal 2004, we received proceeds from the sale and maturities of short-term investments of $10.6 million.

During the first six-months of fiscal 2004, net cash provided by financing activities was $175,000 of proceeds from the exercise of employee stock options and employee stock purchase plan rights.

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

We do not have any material commitments for capital expenditures as of March 31, 2004. We have commitments under our noncancellable operating lease in the amount of $1.3 million as of March 31, 2004. The following table represents our future commitments as of March 31, 2004:

		Payments Due by Period

	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years

Office lease obligation	$1,279	$148	$504	$535	$92
Operating lease obligation	7	4	3	—	—

Total	$1,286	$152	$507	$535	$92

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

The Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” in January 2003, and a revised interpretation of FIN 46 (“FIN 46-R”) in December 2003. FIN 46 requires certain variable interest entities (“VIEs”) to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The adoption of FIN 46 did not have an impact on the Company’s financial position. For all arrangements entered into after January 31, 2003, the Company is required to continue to apply FIN 46 through April 30, 2004, after that date the Company is required to adopt the provisions of FIN 46-R for those arrangements on May 1, 2004. For arrangements entered into prior to February 1, 2003, the Company is required to adopt the provisions of FIN 46-R on May 1, 2004. The Company does not expect the adoption of FIN 46-R to have an impact on the financial position, results of operations or cash flows of the Company.

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

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which requires that certain financial instruments be presented as liabilities that were previously presented as equity or as temporary equity. Such instruments include mandatory redeemable preferred and common stock, and certain options and warrants. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and was effective at the beginning of the first interim period beginning after June 15, 2003. In November 2003, the FASB issued FASB Staff Position (“FSP”) No. 150-3, Effective Date, Disclosures, and Transition for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests under SFAS No. 150, which defers the effective date for various provisions of SFAS No. 150. As of March 31, 2004, we had no financial instruments within the scope of this pronouncement.

CERTAIN FACTORS AFFECTING BUSINESS, OPERATING RESULTS, AND FINANCIAL CONDITION

Risks Related to AltiGen

We have a history of losses and expect to incur future losses, which may prevent us from becoming profitable.

We have experienced operating losses since our inception. As of March 31, 2004, we had an accumulated deficit of $51.2 million. We expect to incur operating losses for the foreseeable future, and these losses may be substantial. We do not expect to increase expenditures for product development, general and administrative expenses, and sales and marketing expenses; however, if we cannot increase revenues significantly, we will not achieve either profitability or positive operating cash flows. Even if we do achieve profitability and positive operating cash flows, we may not be able to sustain or increase profitability or positive operating cash flows on a quarterly or annual basis.

The current economic downturn may continue to adversely affect our revenues, gross margins and expenses.

Our annual revenue and operating results have and may continue to fluctuate due to the effects of general economic conditions in the United States and globally and specific market conditions in the telecommunications industry. We are uncertain about the extent, severity, and length of the economic downturn. If the economic conditions in the United States and globally do not improve, or if the global economic slowdown worsens, we may continue to experience material negative effects on our business, operating results, and financial condition.

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

Our future projected budgets and commitments are based in part on our expectations of future sales. If our sales do not meet expectations, it will be difficult for us to reduce our expenses quickly and, consequently, our operating results may suffer.

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

We face competition from companies providing traditional private telephone systems. Our principal competitors that produce these telephone systems are Avaya Communications, NEC and Nortel Networks. We also compete against providers of multifunction telecommunications systems, including Artisoft, Inc., Shoreline Communications, Inc., 3Com Corporation, and Cisco Systems, Inc., as well as any number of future competitors. Many of our competitors are substantially larger than we are and have significantly greater name recognition, financial resources, sales and marketing teams, technical and customer support, manufacturing capabilities and other resources. These competitors also may have more established distribution channels and stronger relationships with service providers. These competitors may be able to respond more rapidly to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion and sale of their products. These competitors may enter our existing or future markets with products that may be less expensive, provide higher performance or additional features or be introduced earlier than our phone systems. We also expect that other companies may enter our market with better products and technologies. If any technology that is competing with ours is more reliable, faster, less expensive or has other advantages over our technology, then the demand for our products and services could decrease and harm our business.

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

Sales through our four key distributors, Altisys, Ingram Micro Inc., Graybar and Synnex, accounted for 83% and 84% of our net revenues in the second quarter and the first six months of fiscal year 2004, respectively. Our business and operating results will suffer if any one of these distributors does not continue distributing our products, fails to distribute the volume of our products that it currently distributes or fails to expand our customer base. We also need to establish and maintain relationships with additional distributors and original equipment manufacturers. We may not be able to establish, or successfully manage, relationships with additional distribution partners. In addition, our agreements with distributors typically provide for termination by either party upon written notice to the other party. For example, our agreement with Ingram Micro provides for termination, with or without cause, by either party upon 30 days’ written notice to the other party, or upon insolvency or bankruptcy. Generally, these agreements are non-exclusive and distributors sell products that compete with ours. If we fail to establish or maintain relationships with distributors and original equipment manufacturers, our ability to increase or maintain our sales and our customer base will be substantially harmed.

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

We rely on sole-sourced components and third party technology and products; if these components are not available, our business may suffer.

We purchase technology from third parties that is incorporated into many of our products, including virtually all of our hardware products. We order sole-sourced components using purchase orders and do not have supply contracts for them. One sole-sourced component, a TI DSP chip, is particularly important to our business because it is included in virtually all of our hardware products. If we were unable to purchase an adequate supply of these sole-sourced components on a timely basis, we would be required to develop alternative products, which could entail qualifying an alternative source or redesigning our products based on different components. Our inability to obtain these sole-sourced components, especially the TI DSP chip, could significantly delay shipment of our products, which could have a negative effect on our business, financial condition and results of operations.

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

Our customers and end-users expect frequent product introductions and have changing requirements for new products and features. In order to be competitive, therefore, we need to develop and market new products and product enhancements that respond to these changing requirements on a timely and cost-effective basis. Our failure to do so promptly and cost effectively would seriously harm our business, financial condition and results of operations. Also, introducing new products could require us to write-off existing inventory as obsolete, which could harm our results of operations.

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

For the second quarter and the first six months of fiscal year 2004, approximately 10% and 9% of our net revenues, respectively, came from customers outside of the United States. We intend to expand our international sales and marketing efforts. Our efforts are subject to a variety of risks associated with conducting business internationally, any of which could seriously harm our business, financial condition and results of operations. These risks include:

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

Item 4. Controls and Procedures

(a)   Evaluation of disclosure controls and procedures. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are adequate and effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commiss ion rules and forms.
(b)   Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Changes in Securities and Use of Proceeds

During the three months ended March 31, 2004, we issued 85,262 shares of common stock pursuant to the exercise of stock options at an exercise price ranging from $0.58 to $2.13 per share. All of these stock options were granted under our 1994 and 1999 Stock Option Plans. The issuance of these shares was exempt from registration requirements pursuant to rule 701 promulgated under the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On February 12, 2004, we held our annual meeting of stockholders to seek their approval as to the following matters:

•   The reelection of Richard Black and Wen-Huang (Simon) Chang as Class II Directors.
As to the reelection:
•   Mr. Black received 11,738,866 votes for reelection and 48,640 shares withheld.
•   Mr. Chang received 11,720,621 votes for reelection and 66,885 shares withheld.
•   The ratification of the appointment of Deloitte & Touche, LLP as our independent auditors.
As to the ratification of the appointment of Deloitte & Touche, LLP:
•   11,722,016 shares voted for the appointment, 46,140 shares voted against the appointment and 19,350 shares abstained from voting.

In addition, the terms of the following directors continued after the date of the meeting: Kenneth Tai, Tacheng Chester Wang, and Gilbert Hu.

There were 14,124,819 shares issued, outstanding and eligible to vote at the meeting.

Effective as of March 1, 2004, Mr. Chang resigned from the Board of Directors in order to pursue other opportunities.

Item 5 Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Please refer to the Exhibit Index of this report on Form 10-Q.

(b)	Reports on Form 8-K

We filed a current report on Form 8-K with the Securities and Exchange Commission reporting under Items 7 and 12, on January 29, 2004 furnishing our press release, dated January 29, 2004, announcing financial results for the first quarter of fiscal year 2004.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTIGEN COMMUNICATIONS, INC.

Date: May 14, 2004	By:	/s/ Philip M. McDermott

Philip M. McDermott,
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.2	Second Amended and Restated Bylaws of Registrant

31.1	Certification of Principal Executive Officer.

31.2	Certification of Principal Financial Officer.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.