Form 10-Q
period 2004-06-30
ALTIGEN COMMUNICATIONS INC
filed 2004-08-17
CIK 1003607

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended ___________JUNE 30, 2004__________________________________
OR
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________________________ to ____________________________
Commission File Number: _____________000-27427_______________________________________

ALTIGEN COMMUNICATIONS, INC. (Exact name of registrant as specified in its charter)

________________DELAWARE_________________ (State or other jurisdiction of incorporation or organization)	_____________94-3204299_______________ (I.R.S. Employer Identification No.)

4555 Cushing Parkway ________________Fremont, CA________________ (Address of principal executive offices)	_________________94538_________________ (Zip Code)

________________________________(510) 252-9712_______________________________________ (Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

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

The number of shares of our common stock outstanding as of August 11, 2004 was: 14,377,925 shares

PART I.    FINANCIAL INFORMATION
Item 1.    Unaudited Condensed Consolidated Financial Statements

ALTIGEN COMMUNICATIONS, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30, 2004	September 30, 2003

ASSETS
Current assets:
Cash and cash equivalents	$6,833	$8,548
Short-term investments	2,667	1,598
Accounts receivable, net of allowances of $71 and $60 at June 30, 2004 and September 30, 2003, respectively	1,786	1,521
Inventories	857	910
Prepaid expenses and other current assets	200	193

Total current assets	12,343	12,770

Property and equipment:
Furniture and equipment	1,843	1,853
Computer software	988	941

	2,831	2,794
Less: Accumulated depreciation and amortization	(2,661)	(2,549)

Net property and equipment	170	245

Other non-current assets:
Long-term investment	195	195
Long-term deposit	50	—

Total other non-current assets	245	195

Total assets	$12,758	$13,210

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$451	$873
Accrued liabilities:
Payroll and related benefits	278	276
Warranty (Note 3)	623	644
Marketing	184	253
Other	326	462
Deferred revenue	238	412

Total current liabilities	2,100	2,920

Long-term deferred rent	149	—

Stockholders’ equity:
Convertible preferred stock, $0.001 par value; Authorized – 5,000,000 shares; None issued and outstanding at June 30, 2004 and September 30, 2003	—	—
Common stock, $0.001 par value; Authorized – 50,000,000 shares; Outstanding – 15,440,447 shares at June 30, 2004 and 15,054,442 shares at September 30, 2003	15	15
Treasury stock at cost – 1,063,895 shares at June 30, 2004 and September 30, 2003	(1,014)	(1,014)
Additional paid-in capital	62,485	62,152
Accumulated other comprehensive loss	(6)	—
Accumulated deficit	(50,971)	(50,863)

Total stockholders’ equity	10,509	10,290

Total liabilities and stockholders’ equity	$12,758	$13,210

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALTIGEN COMMUNICATIONS, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended June 30,		Nine Months Ended June 30,

	2004	2003	2004	2003

Revenues, net	$3,883	$3,401	$10,806	$8,646
Cost of revenues	1,480	1,397	4,168	3,741

Gross profit	2,403	2,004	6,638	4,905

Operating expenses:
Research and development	754	1,003	2,400	3,003
Sales and marketing	1,041	1,154	3,087	3,726
General and administrative	449	507	1,331	1,420
Amortization of deferred stock compensation (Note 4)	--	14	--	41

Total operating expenses	2,244	2,678	6,818	8,190

Income (loss) from operations	159	(674)	(180)	(3,285)
Interest and other income, net	26	45	72	218

Net income (loss)	$185	$(629)	$(108)	$(3,067)

Basic and diluted net income (loss) per share	$0.01	$(0.05)	$(0.01)	$(0.23)

Shares used in computing basic net income (loss) per share	14,307	13,655	14,194	13,573

Shares used in computing diluted net income (loss) per share	15,659	13,655	14,194	13,573

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALTIGEN COMMUNICATIONS, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended June 30,

	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(108)	$(3,067)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred rent	173	—
Depreciation and amortization	112	340
Amortization of deferred stock compensation	—	41
Changes in operating assets and liabilities
Accounts receivable	(265)	34
Inventories	53	395
Prepaid expenses and other current assets	(7)	(150)
Accounts payable	(422)	73
Accrued liabilities	(248)	(245)
Deferred revenue	(174)	(190)
Net cash used in operating activities	(886)	(2,769)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(20,312)	(10,164)
Proceeds from sale and maturities of short-term investments	19,237	12,939
Changes in other non-current assets	(50)	53
Purchases of property and equipment	(37)	(47)

Net cash (used in) provided by investing activities	(1,162)	2,781

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuances of common stock	333	144
Collection of promissory note from officer/stockholder	—	343

Net cash provided by financing activities	333	487

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,715)	499
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	8,548	7,210

CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,833	$7,709

NONCASH INVESTING ACTIVITIES:
Unrealized loss on short term investments	$(6)	$—

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

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). These unaudited condensed consolidated financial statements reflect the operations of the Company and its wholly-owned subsidiary. All significant intercompany transactions and balances have been eliminated. In our opinion, these unaudited condensed consolidated financial statements include all adjustments necessary (which are of a normal and recurr ing nature) for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented.

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

CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

We consider all highly liquid investments with an original maturity of three months or less from the date of purchase to be cash equivalents. Short-term investments are in highly liquid financial instruments with original maturities greater than three-months but less than one year and are classified as “available-for-sale” investments. Investments are reported at their fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity. As of June 30, 2004, our cash and cash equivalents consisted of commercial paper and cash deposited in checking and money market accounts. For the nine months ended June 30, 2004 and June 30, 2003, we did not make any cash payments for interest or income taxes.

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

	June 30, 2004	September 30, 2003

Raw materials	$1	$35
Work-in-progress	134	184
Finished goods	722	691

	$857	$910

LONG-TERM INVESTMENT

As of June 30, 2004, we held an investment of common stock in a private Chinese telecommunication company valued at approximately $195,000 accounted for using the cost method. Our interest in the company is approximately 2%, which interest does not allow us to exercise significant influence.

We perform a periodic review of our investment for impairment. An investment is considered impaired when a review of the investees’ operations and other indicators of impairment indicate that the carrying value of the investment is not likely to be recoverable. Such indicators include, but are not limited to, limited capital resources, limited prospects of receiving additional financing, and limited prospects for liquidity of the related securities. No write-downs were recorded during the three months and nine months ended June 30, 2004 and June 30, 2003, respectively.

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

Software components generally are not sold separately from our hardware components. Software revenues consist of license revenues that are recognized upon the delivery of application products. We provide limited post-contract customer support (PCS), consisting primarily of technical support and “bug” fixes. In accordance with SOP 97-2, revenue earned on software arrangements involving multiple elements is allocated to each element based upon the relative fair values of the elements. Although we provide PCS, the revenue allocated to this element is recognized together with the initial licensing fee on delivery of the software because: (1) the PCS fee is included with the initial licensing fee; (2) the PCS included with the initial license fee is for one year or less; (3) the estimated cost of providing PCS during the arrangement is insignificant; and (4) un specified upgrades/enhancements offered for minimal or no cost during PCS arrangements historically have been and are expected to continue to be minimal and infrequent. All estimated costs of providing the services, including upgrades and enhancements are accrued for at the time of delivery.

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

	Three Months Ended June 30,		Nine Months Ended June 30,

	2004	2003	2004	2003

Reported net income (loss)	$185	$(629)	$(108)	$(3,067)
Add: Total stock-based employee compensation expense included in reported net loss under APB No. 25	--	14	--	41
Deduct: Total stock-based compensation determined under fair value based method for all awards	(290)	(552)	(1,029)	(1,735)

Pro forma net loss under SFAS No. 123	$(105)	$(1,167)	$(1,137)	$(4,761)

Basic and diluted net income (loss) per share – as reported	$0.01	$(0.05)	$(0.01)	$(0.23)

Basic and diluted net loss per share– pro forma	$(0.01)	$(0.09)	$(0.08)	$(0.35)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, and is not subject to revaluation as a result of subsequent stock price fluctuations. The following weighted-average assumptions are used:

	Employee Stock Option Plans for Three Months Ended June 30,		Employee Stock Option Plan for Nine Months Ended June 30,

	2004	2003	2004	2003

Expected Life (in years)	5	5	5	5
Risk-free interest rate	3.4%	2.9%	3.4%	2.9%
Volatility	107%	110%	107%	110%
Expected dividend	0.0%	0.0%	0.0%	0.0%

	Employee Stock Purchase Plans for Three Months Ended June 30,		Employee Stock Purchase Plan for Nine Months Ended June 30,

	2004	2003	2004	2003

Expected Life (in years)	0.5	0.5	0.5	0.5
Risk-free interest rate	1.3%	1.1%	1.3%	1.1%
Volatility	107%	111%	107%	111%
Expected dividend	0.0%	0.0%	0.0%	0.0%

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

COMPUTATION OF BASIC AND DILUTED NET INCOME (LOSS) PER SHARE

Historical net income (loss) per share has been calculated under SFAS No. 128, “Earnings per Share.” SFAS No. 128 requires companies to compute earnings per share under two methods (basic and diluted). Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average shares of common stock outstanding during the period. For all periods but the quarter ended June 30, 2004. basic and diluted net loss per share numbers were identical as potential common shares resulting from the exercise of stock options are antidilutive

	Three Months Ended June 30,		Nine Months Ended June 30,

	2004	2003	2004	2003

	(in thousands, except per share data)

Net Income (loss)	$185	$(629)	$(108)	(3,067)
Weighted average shares outstanding -basic	14,307	13,655	14,194	13,573
Add: Dilutive stock options	1,352	—	—	—
Weighted average shares outstanding -diluted	15,659	13,655	14,194	13,573
Basic and diluted earnings per share	$0.01	$(0.05)	$(0.01)	(0.23)

COMPREHENSIVE INCOME

Comprehensive income (loss) consists of net income (loss) plus the effect of foreign currency translation adjustments and other unrealized gains and losses, which were not material for each of the three and nine months ended June 30, 2004 and June 30, 2003, respectively. Accordingly, comprehensive income (loss) closely approximates actual net income (loss).

SEGMENT REPORTING

We are organized and operate as one operating segment. We operate primarily in one geographic area, the Americas, which includes United States, Canada, Mexico, Central America and the Caribbean.

Net revenue by geographic region based on customer location for the three and nine months ended June 30, 2004 and June 30, 2003, respectively, were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003

Americas	91%	91%	91%	94%
International	9%	9%	9%	6%

	100%	100%	100%	100%

International is comprised of revenues primarily from China, the United Kingdom and Norway.

Net revenue by customers that individually accounted for more than 10% of our revenue for the three and nine months ended June 30, 2004 and June 30, 2003, respectively, were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003

AltiSys	14%	22%	16%	20%
Ingram Micro	12%	18%	15%	22%
Synnex	45%	48%	47%	46%
Graybar	12%	--	7%	--
Other	17%	12%	15%	12%

	100%	100%	100%	100%

Graybar became our distributor starting in June 2003.

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

The Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("FIN 46"), “Consolidation of Variable Interest Entities," in January 2003, and a revised interpretation of FIN 46 ("FIN 46-R") in December 2003. FIN 46 requires certain variable interest entities ("VIEs") to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The adoption of FIN 46 did not have an impact on the Company’s financial position. For all arrangements entered into after January 31, 2003, the Company continued to apply FIN 46 through April 30, 2004, after that date the Company adopted the provisions of FIN 46-R for those arrangeme nts on May 1, 2004. For arrangements entered into prior to February 1, 2003, the Company is required to adopt the provisions of FIN 46-R on May 1, 2004. The Company does not expect the adoption of FIN 46-R to have an impact on the financial position, results of operations or cash flows of the Company.
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

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which requires that certain financial instruments be presented as liabilities that were previously presented as equity or as temporary equity. Such instruments include mandatory redeemable preferred and common stock, and certain options and warrants. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and was effective at the beginning of the first interim period beginning after June 15, 2003. In November 2003, the FASB issued FASB Staff Position ("FSP") No. 150-3, Effective Date, Disclosures, and Transition for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests under SFAS No. 150, which defers the effective d ate for various provisions of SFAS No. 150. As of June 30, 2004, we had no financial instruments within the scope of this pronouncement.

In March 2004 the EITF rendered a final consensus on Issue 03-01, “The Meaning of Other-than-Temporary Impairment and its Application to Certain Investments.” Management expects that the adoption of this issue will not have an effect on our consolidated financial statements.

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

Changes in our warranty liability for the three and nine months ended June 30, 2004 and June 30, 2003, respectively, are as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003

Beginning balance	$659	$630	$644	$590
Provisions for warranty liability	26	55	109	251
Warranty cost including labor, components and scrap	(62)	(52)	(130)	(208)

Ending balance	$623	$633	$623	$633

4.    AMORTIZATION OF DEFERRED STOCK COMPENSATION

In connection with the issuance of certain stock options to employees in fiscal years 1999 and 1998, we recorded deferred stock compensation in the aggregate amount of approximately $3,892,000, which represents the difference between the deemed fair value of our common stock and the exercise price of stock options at the date of grant. We fully amortized the deferred stock compensation in fiscal year 2003.

The amortization of deferred stock compensation relates to the following items in the accompanying 2003 unaudited condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Nine months Ended June 30,
	2004	2003	2004	2003

Research and development	$--	$5	$--	$15
Sales and marketing	--	2	--	6
General and admistrative	--	7	--	20

Ending balance	$--	$14	$--	$41

5.    COMMITMENTS AND CONTINGENCIES

Commitments

On October 1, 2003, we entered into a new operating lease agreement for approximately 32,000 square feet to serve as our headquarters for corporate administration, research and development, manufacturing, sales and marketing facility in Fremont, California. The lease commenced on December 22, 2003 and expires on February 19, 2009. By entering into this new operating lease agreement, we have reduced our rent expense significantly. Rent expense for this operating lease totaled approximately $117,000 and $391,000 for the three and nine months ended June 30, 2004, respectively as compared to our rent expense from the previous lease, which totaled approximately $202,000 and $610,000 for the three and nine months ended June 30, 2003, respectively. Minimum future lease payments under a noncancellable operating lease as of June 30, 2004 are as follows (in thousands):

Fiscal Year
2004	104
2005	393
2006	395
2007	361
2008	271
Thereafter	92

$1,616

Contingencies

We may become party to litigation in the normal course of our business. Litigation in general, and intellectual property and securities litigation in particular, can be expensive and disruptive to normal business operations. Moreover, the results of complex litigation are difficult to predict.

On September 6, 2002, Vertical Networks, Inc. filed suit against us in the United States District Court for the Northern District of California, alleging infringement of Vertical Networks’ U.S. Patents Nos. 6,266,341; 6,289,025; 6,292,482; 6,389,009; and 6,396,849. On October 28, 2002, Vertical Networks amended its complaint to add allegations of infringement of U.S. Patents Nos. 5,617,418 and 5,687,174. Vertical Networks filed a second amended complaint on November 20, 2002 to identify our products and/or activities that allegedly infringe the seven patents-in-suit. Vertical Networks seeks a judgment of patent infringement and an award of damages, including treble damages for alleged willful infringement, and attorneys’ fees and costs. We filed an answer and counterclaims for declaratory relief on December 9, 2002. On December 26, 2002, Vertical Networks filed its answer to our counterclaims. Vertical Networks served its preliminary infringement contentions on us on April 9, 2003 and we served Vertical Networks our preliminary invalidity contentions on June 3, 2003 and July 14, 2003. To date, the parties have exchanged some discovery, but no depositions have been taken, and no motions are currently pending. On October 7, 2003, the parties filed a stipulation to stay this action, pending the outcome of the reissue of some of the subject patents before the U.S. Patent and Trademark Office. We believe we have strong defenses and arguments in this dispute and intend to vigorously litigate our position. Management’s view is that any loss from this litigation is not probable or estimable.

6.    SUBSEQUENT EVENTS

On June 24, 2004, we entered into an investment agreement with a private Korean telecommunications company. In July 2004, we purchased common stock of the company for US$79,000. As a result of this investment, we acquired approximately 23% of the voting power of the company and have the right to nominate and have elected one of the three members of the company's current board of directors. We will account for this investment using the equity method and will record our minority interest of their results in future periods.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING INFORMATION

This report contains certain forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended) and information relating to us that are based on the beliefs of our management as well as assumptions made by and information available to our management as of the date hereof, and we assume no obligation to update these forward-looking statements. Additional forward-looking statements may be identified by the words “anticipate,” “believe,” “expect,” “intend,” “may,” “plan”, or the negative of such terms, or similar expressions, as they relate to us or our management.

The forward-looking statements contained in this report reflect our judgment as of the date of this report with respect to future events, the outcome of which is subject to certain risks that may have a significant impact on our business, operating results or financial condition. You are cautioned that these forward-looking statements are inherently uncertain. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. You should carefully review the cautionary statements contained in this Form 10-Q, including the “Certain Factors Affecting Business, Operating Re sults, and Financial Condition” below.

OVERVIEW

We provide converged Internet protocol phone systems for small-to-medium sized businesses. We were incorporated in California in May 1994 and began operations in July 1994. We first recognized revenues from product sales of our Quantum board and AltiWare software in July 1996. We generated net revenues of $3.9 million and $10.8 million for the third quarter and the first nine months of fiscal 2004. respectively, compared to net revenues of $3.4 million and $8.6 million for the third quarter and the first nine months of fiscal 2003. As of June 30, 2004, we had an accumulated deficit of $50.9 million.

We derive our revenues from sales of our AltiServ system, which includes hardware and software bundled into a suit of telephone systems. Product revenues consist of sales to end-users (including dealers) and to distributors. Revenues from product sales to end-users and resellers are recognized upon shipment. We defer recognition of revenue for sales to distributors until they resell our products to their customers. Upon shipment, we also provide a reserve for the estimated cost that may be incurred for product warranty. Under our distribution contracts, a distributor has the right, in certain circumstances, to return products it determines are overstocked, so long as it provides an offsetting purchase order for products in an amount equal to or greater than the dollar value of the returned products. In addition, we provide distributors protection from subsequent price reductions on the inventories they carry on hand.

Our cost of revenues consists of component and material costs, direct labor costs, provisions for excess and obsolete inventory, warranty costs and overhead related to the manufacturing of our products. Several factors that have affected, and will continue to affect, our revenue growth include the state of the economy, the market acceptance of our products, our ability to add new resellers and our ability to design, develop, and release new products. We engage third-party assemblers, which, for the three months ended June 30, 2004, were All Quality Services and Bestronics in San Jose, to insert the hardware components into the printed circuit board. We selected our manufacturing partners with the goals of ensuring a reliable supply of high-quality finished products and lowering per unit product costs as a result of manufacturing economies of scale. We cannot assure that we will achieve or maintain the volumes required to realize these economies of scale or when or if such cost reductions will occur. The failure to obtain such cost reductions, or maintain such reductions if they occur, could materially adversely affect our gross margins and operating results.

We continue to focus on developing enhancements to our current products to provide greater functionality and increased capabilities, based on our market research, customer feedback and our competitors’ product offerings. We also continue to focus on creating new product offerings. In particular, we are focusing on developing products that allow us to enhance our position in our target market segment and to enter new geographical markets. Additionally, we intend to continue to focus on selling our products to small-to-medium sized businesses and branch offices of larger corporations, which are offices with less than 500 employees, with particular emphasis in the Internet protocol phone systems segment of the telecommunications market. Also, we plan to continue to recruit additional resellers and distributors that focus on selling phone systems to our target customers. There can be no assurance, however, that we will be successful in developing any new products or enhancements to existing products, entering new geographical or product markets or expanding our network of resellers and distributors. We believe that the adoption rate for this new technology is much faster with small-to-medium sized businesses because they do not have significant investment on their books for traditional phone systems. We believe that these businesses are looking for call center-type administration to increase the productivity and efficiency of their contacts with customers. Assuming continuing market trends, successful product enhancements, continuing acceptance of the call center products, continuing growth in the marketplaces of Chinese, the United Kingdom and Norway, and the status quo of the North American economy, we expect to see continued revenue growth for the next quarter.

CRITICAL ACCOUNTING POLICIES

Revenue recognition. Revenues consist of sales to end-users, including to resellers, and to distributors. Revenues from sales to end-users are recognized upon shipment, when risk of loss has passed to the customer, collection of the receivable is reasonably assured, persuasive evidence of an arrangement exists, and the price is fixed and determinable. We provide for estimated sales returns and allowances and warranty costs related to such sales at the time of shipment. Net revenues consist of product revenues reduced by estimated sales returns and allowances. Sales to distributors are made under terms allowing certain rights of return and protection against subsequent price declines on our products held by its distributors. Upon termination, any unsold products may be returned by the distributor for a full refund. These agreements may be canceled without cause by either party fo llowing a specified notice period. As a result of the above provisions, we defer recognition of distributor revenues until such distributors resell our products to their customers. The amounts deferred as a result of this policy are reflected as “deferred revenue” in the accompanying consolidated balance sheets. The related cost of revenues is also deferred and reported in the consolidated balance sheets as inventory. Our total deferred revenue was $238,000 as of June 30, 2004.

Allowance for Doubtful Accounts. The allowance for doubtful accounts is based on our assessment of the collectibility of specific customer accounts and the aging of the accounts receivable. If there were a deterioration of a major customer’s creditworthiness, or actual defaults were higher than our historical experience, we could be required to increase our allowance and our earnings could be adversely affected. Our allowance for doubtful accounts was $71,000 as of June 30, 2004.

Inventory. Inventory is stated at the lower of cost (first-in, first-out method) or market. Our inventory balance was $0.8 million as of June 30, 2004. We regularly review value of inventory in detail, with consideration given to future customer demand for our products, obsolescence from rapidly changing technology, and other factors. If actual market conditions are less favorable than those projected by management, and our estimates prove to be inaccurate, we could be required to increase our inventory provision and our gross margins could be adversely affected. Our inventory allowance was $2.7 million as of June 30, 2004.

Warranty. We accrue for warranty costs based on estimated product return rates and the expected material and labor costs to provide warranty services. If actual return rates and repair and replacement costs differ significantly from our estimates, our gross margin could be adversely affected. The liability for product warranties was $623,000 as of June 30, 2004.

Results of Operations

The following table sets forth consolidated statements of operations data for the periods indicated as a percentage of net revenues.

	Three Months Ended June 30,		Nine Months Ended June 31,
	2004	2003	2004	2003

	(unaudited)		(unaudited)

Consolidated Statements of Operations Data:
Revenues, net	100.0%	100.0%	100.0%	100.0%
Cost of revenues	38.1	41.1	38.6	43.3

Gross profit	61.9	58.9	61.4	56.7
Operating expenses:
Research and development	19.4	29.5	22.2	34.7
Sales and marketing	26.8	33.9	28.6	43.1
General and administrative	11.6	14.9	12.3	16.4
Deferred stock compensation	--	0.4	--	0.5

Total operating expenses	57.8	78.7	63.1	94.7

Income (loss) from operations	4.1	(19.8)	(1.7)	(38.0)
Interest and other income, net	0.7	1.3	0.7	2.5

Net income (loss)	4.8%	(18.5)%	(1.0)%	(35.5)%

Revenues, net.  Revenues consist of sales to end users (including resellers) and distributors.

Net Revenue by Products:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003

Telephone systems	87%	92%	88%	92%
Phones	13%	8%	12%	8%

Net Revenue by Geographic Area:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003

Americas	91%	91%	91%	94%
International	9%	9%	9%	6%

	100%	100%	100%	100%

Net Revenue by Customers:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003

AltiSys	14%	22%	16%	20%
Ingram Micro	12%	18%	15%	22%
Synnex	45%	48%	47%	46%
Graybar	12%	--	7%	--
Other	17%	12%	15%	12%

	100%	100%	100%	100%

Revenues. Total revenues were $3.9 million and $10.8 million for the third quarter and the first nine months of fiscal 2004, an increase of 14% and 25% from total revenues of $3.4 million and $8.6 million for the same periods in fiscal 2003, respectively. Revenue generated in the Americas accounted for $3.5 million, or 91%, and $9.8 million, or 91%, for the third quarter and the first nine months of fiscal 2004, respectively, compared to $3.1 million, or 91%, and $8.1 million, or 94%, for the third quarter and the first nine months of fiscal 2003. Net product sales related to our telephone systems for the third quarter of fiscal 2004 increased by $250,000, or 8%, to $3.4 million from $3.1 million for the third quarter of fiscal 2003. Net product sales related to our telephone systems for the first nine months of fiscal 2004 increased by $1.5 million, or 19%, to $9.5 million from $8.0 million for the first nine months of fiscal 2003. This increase was due to strong customer acceptance of our AltiServ Office line, AltiServ 1IP and AltiServ 2IP, which has contributed to increased sales in each quarter since the products were introduced in the second quarter of last fiscal year. Sales of our AltiContact Manager (ACM) nearly doubled in the third quarter of fiscal 2004 as compared to the previous quarter which we believe indicates a strong market acceptance of our call center products. Net product sales related to phones for the third quarter of fiscal 2004 increased by $224,000, or 80%, to $503,000 from $279,000 for the third quarter of fiscal 2003. Net product sales related to phones for the first nine months of fiscal 2004 increased by $643,000, or 98%, to $1.3 million from $659,000 for the first nine months of fiscal 2003. This increase was due to the introduction of the new analog phone and increased in sales of our internet protocol phones.

Cost of revenues. Cost of revenues were $1.5 million and $4.2 million for the third quarter and the first nine months of fiscal 2004, respectively, compared to $1.4 million and $3.7 million for the same periods in fiscal 2003. This increase was due to an increase in overall sales of products and the requisite increase in product costs. Cost of revenues as a percentage of net revenues decreased from 41% and 43% for the third quarter and the first nine months of fiscal 2003, to 38% and 39% for the same periods in fiscal 2004, respectively, which resulted in an increase in product gross margin. For the third quarter and the first nine months of fiscal 2004, this decrease primarily was caused by lower warranty reserve due to the decline in the product return rate and reversal of inventory allowance in the amount of $47,000 and $198,000, respectively, related to the sale of products which were fully reserved. No additional provision for excess or obsolete inventory was necessary in the three months ended June 30, 2004.

Research and development expenses. Research and development expenses consist principally of salaries and related personnel expenses, consultant fees and prototype expenses related to the design, development and testing of our products and enhancement of our converged telephone system software. Research and development expenses decreased to $754,000 for the third quarter of fiscal 2004 from $1.0 million for the same period in fiscal 2003. This decrease was primarily the result of a decrease in headcount-related costs of $155,000 resulting from a reduction in our research and development workforce and a decrease in office rent expense of $48,000. Research and development expenses as a percentage of revenue decreased to 19% for the third quarter of fiscal 2004 from 29% for the same period in fiscal 2003. Research and developm ent expenses decreased to $2.4 million for the first nine months of fiscal 2004 from $3.0 million for the same period in fiscal 2003. This decrease was primarily the result of a decrease in headcount-related costs of $449,000 resulting from a reduction in our research and development workforce and a decrease in office rent expense of $123,000. Research and development expenses as a percentage of revenue decreased to 22% for the first nine months of fiscal 2004 from 34% for the same period in fiscal 2003. We expect research and development expenses to remain relatively flat due to the uncertainty about customers’ spending patterns in the current economic environment. Management continues to control research and development expenses in line with revenue growth.

Sales and marketing expenses. Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in marketing, sales and customer support functions, as well as trade shows, advertising, and promotional expenses. Sales and marketing expenses decreased to $1.0 million for the third quarter of fiscal 2004 from $1.2 million for the same period in fiscal 2003. This decrease was primarily the result of a decrease in headcount-related costs of $146,000 resulting from a reduction in our marketing workforce and a decrease in office rent expense of $25,000. Sales and marketing expenses as a percentage of revenue decreased to 26% for the third quarter of fiscal 2004 from 33% for the same period in fiscal 2003. Sales and marketing expenses decreased to $3.1 million for the first nine mon ths of fiscal 2004 from $3.7 million for the same period in fiscal 2003. This decrease was primarily the result of a decrease in headcount-related costs of $441,000 resulting from a reduction in our marketing workforce, a decrease in office rent expense of $73,000, and a decrease in advertising expense of $83,000. Sales and marketing expenses as a percentage of revenue decreased to 28% for the first nine months of fiscal 2004 from 42% for the same period in fiscal 2003. We expect sales and marketing expenses to remain relatively flat due to the uncertainty about customers’ spending patterns in the current economic environment.

General and administrative expenses. General and administrative expenses consist of salaries and related expenses for executive, finance and administrative personnel, facilities, bad debt, legal, and other general corporate expenses. General and administrative expenses decreased to $449,000 for the third quarter of fiscal 2004 from $507,000 for the same period in fiscal 2003. This decrease was primarily the result of a decrease in legal expense of $64,000 and a decrease in office rent expense of $16,000. General and administrative expenses as a percentage of revenue decreased to 11% for the third quarter of fiscal 2004 from 15% for the same period in fiscal 2003. General and administrative expenses decreased to $1.3 million for the first nine months of fiscal 2004 from $1.4 million for the same period in fiscal 2003. This decrease was primarily the result of a decrease in legal expense of $87,000 and a decrease in office rent expense of $30,000. General and administrative expenses as a percentage of revenue decreased to 12% for the third quarter of fiscal 2004 from 16% for the same period in fiscal 2003. We expect to maintain general and administrative expenses at the current level.

Amortization of deferred stock compensation. We had no amortization of deferred stock compensation in the third quarter and the first nine months of fiscal 2004. Amortization of deferred stock compensation was $14,000 and $41,000 for the third quarter and the first nine months of fiscal 2003, respectively. Deferred stock compensation expense reflects the amortization of stock compensation charges resulting from granting stock options at exercise prices below the deemed fair value of our common stock on the dates the options were granted. We amortized these deferred amounts using the straight-line method over the vesting period of the related stock options. All outstanding deferred stock compensation was amortized in fiscal year 2003.

Interest and other income, net. Net interest and other income decreased to $26,000 and $73,000 for the third quarter and the first nine months of fiscal 2004, respectively, from $45,000 and $218,000 for the same periods in fiscal 2003. The decrease primarily was due to the recognition of interest received from full repayment of an outstanding promissory note held by our Chief Executive Officer, Gilbert Hu in fiscal 2003. We expect net interest and other income to remain relatively flat depending on the interest rates fluctuations.

Liquidity and Capital Resources

Since inception, we primarily have financed our operations through the sale of equity securities. As of June 30, 2004, we had cash, cash equivalents, and short-term investments totaling $9.5 million, which consisted of cash and cash equivalents of $6.8 million and $2.7 million of short-term investments.

Changes in Cash Flows

During the first nine months of fiscal 2004, net cash used in operating activities was $0.9 million, which is $1.9 million lower than the cash used in operating activities during the same period in fiscal 2003. Our improved net loss position for the first nine months of fiscal 2004 resulted from increasing revenues and at the same time lowering our operating expenses.

Net accounts receivable increased to $1.8 million at June 30, 2004 from $1.5 million at September 30, 2003. The increase in net accounts receivable primarily was due to higher sales of $1.7 million generated in the last month of the quarter.
Inventories remained relatively unchanged at $0.9 million as of June 30, 2004 and September 30, 2003, respectively. Our annualized inventory turn rate increased to 6.8 times at June 30, 2004 from 5.4 times at September 30, 2003. Inventory turn rate is annualized and represents the number of times inventory is replenished during the year. The increase in the inventory turn rate is the result of lower inventory levels and our ability to efficiently manage our inventory to meet customer demands. Inventory management will continue to be an area of focus as we balance the need to maintain strategic inventory levels to help ensure competitive lead times with the risk of inventory obsolescence due to rapidly changing technology and customer requirements.

Accounts payable decreased to $0.5 million at June 30, 2004 from $0.9 million at September 30, 2003. This change was due to less inventory purchases in the recent quarter.

Other liabilities decreased to $326,000 at June 30, 2004 from $462,000 at September 30, 2003. This decrease primarily was due to a decrease in accounting service fees and other related operational costs.

During the first nine months of fiscal 2004, net cash used in investing activities was a $50,000 long-term deposit for our new office lease and purchases of short-term investments of $20.3 million. On October 1, 2003, we entered into a lease for approximately 32,000 square feet to serve as our new headquarters for corporate administration, research and development, manufacturing, and sales and marketing facility in Fremont, California. The lease commenced on December 22, 2003 and expires on February 21, 2009. During the first nine months of fiscal 2004, we received proceeds from the sale and maturities of short-term investments of $19.2 million.

During the first nine months of fiscal 2004, net cash provided by financing activities was $333,000 from the exercise of employee stock options and employee stock purchase plan rights.

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

We do not have any material commitments for capital expenditures as of June 30, 2004. We have commitments under our noncancellable operating lease in the amount of $1.3 million as of June 30, 2004. The following table represents our future commitments as of June 30, 2004:

		Payment Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years

Office lease obligation	$1,616	$104	$788	$632	$92
Operating lease obligation	14	2	9	3	--

Total	$1,630	$106	$797	$635	$92

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

The Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("FIN 46"), “Consolidation of Variable Interest Entities," in January 2003, and a revised interpretation of FIN 46 ("FIN 46-R") in December 2003. FIN 46 requires certain variable interest entities ("VIEs") to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The adoption of FIN 46 did not have an impact on the Company’s financial position. For all arrangements entered into after January 31, 2003, the Company continued to apply FIN 46 through April 30, 2004, after that date the Company is required to adopt the provisions of FIN 46-R for those arrangements on May 1, 2004. For arrangements entered into prior to February 1, 2003, the Company adopted the provisions of FIN 46-R on May 1, 2004. The Company does not expect the adoption of FIN 46-R to have an impact on the financial position, results of operations or cash flows of the Company.
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

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which requires that certain financial instruments be presented as liabilities that were previously presented as equity or as temporary equity. Such instruments include mandatory redeemable preferred and common stock, and certain options and warrants. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and was effective at the beginning of the first interim period beginning after June 15, 2003. In November 2003, the FASB issued FASB Staff Position ("FSP") No. 150-3, Effective Date, Disclosures, and Transition for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests under SFAS No. 150, whi ch defers the effective date for various provisions of SFAS No. 150. As of June 30, 2004, we had no financial instruments within the scope of this pronouncement.

In March 2004 the EITF rendered a final consensus on Issue 03-01, “The Meaning of Other-than-Temporary Impairment and its Application to Certain Investments.” Management expects that the adoption of this issue will not have an effect on our consolidated financial statements.

CERTAIN FACTORS AFFECTING BUSINESS, OPERATING RESULTS, AND FINANCIAL CONDITION

Risks Related to AltiGen

We have had a history of losses and may incur future losses, which may prevent us from becoming profitable or maintaining profitability if and when obtained.

We have had a history of operating losses since our inception, and as of June 30, 2004, we had an accumulated deficit of $50.9 million. In the quarter ended June 30, 2004, we had earnings per diluted share of $0.01. We may incur operating losses in the future, and these losses could be substantial and impact our ability to maintain profitability. We do not expect to increase expenditures for product development, general and administrative expenses, and sales and marketing expenses; however, if we cannot maintain current revenues or revenue growth, we will not maintain profitability or positive operating cash flows. Even if we do achieve profitability and positive operating cash flows, we may not be able to sustain or increase profitability or positive operating cash flows on a quarterly or annual basis.

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

We face competition from companies providing traditional private telephone systems. Our principal competitors that produce these telephone systems are Avaya Communications, NEC and Nortel Networks. We also compete against providers of multifunction telecommunications systems, including Artisoft, Inc., Shoreline Communications, Inc., 3Com Corporation, and Cisco Systems, Inc., as well as any number of future competitors. Many of our competitors are substantially larger than we are and have significantly greater name recognition, financial resources, sales and marketing teams, technical and customer support, manufacturing capabilities and other resources. These competitors also may have more established distribution channels and stronger relationships with service providers. These competitors may be able to respond more rapidly to new or emerging technolo gies and changes in customer requirements or to devote greater resources to the development, promotion and sale of their products. These competitors may enter our existing or future markets with products that may be less expensive, provide higher performance or additional features or be introduced earlier than our phone systems. We also expect that other companies may enter our market with better products and technologies. If any technology that is competing with ours is more reliable, faster, less expensive or has other advantages over our technology, then the demand for our products and services could decrease and harm our business.

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

Sales through our four key distributors, Altisys, Ingram Micro Inc., Graybar and Synnex, accounted for 83% and 85% of our net revenues in the third quarter and the first nine months of fiscal year 2004, respectively, compared to 88% for the same periods in fiscal 2003. Graybar became our distributor starting in June 2003. Our business and operating results will suffer if any one of these distributors does not continue distributing our products, fails to distribute the volume of our products that it currently distributes or fails to expand our customer base. We also need to establish and maintain relationships with additional distributors and original equipment manufacturers. We may not be able to establish, or successfully manage, relationships with additional distribution partners. In addition, our agreements with distributors typically provide for termination by either party upon written notice to the other party. For example, our agreement with Ingram Micro provides for termination, with or without cause, by either party upon 30 days’ written notice to the other party, or upon insolvency or bankruptcy. Generally, these agreements are non-exclusive and distributors sell products that compete with ours. If we fail to establish or maintain relationships with distributors and original equipment manufacturers, our ability to increase or maintain our sales and our customer base will be substantially harmed.

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

We purchase technology from third parties that is incorporated into many of our products, including virtually all of our hardware products. We order sole-sourced components using purchase orders and do not have supply contracts for them. One sole-sourced component, a TI DSP chip, is particularly important to our business because it is included in virtually all of our hardware products. If we were unable to purchase an adequate supply of these sole-sourced components on a timely basis, we would be required to develop alternative products, which could entail qualifying an alternative source or redesigning our products based on different components. Our inability to obtain these sole-sourced components, especially the TI DSP chip, could significantly delay shipment of our products, which could have a negative effect on our business, financial condition and results of op erations.

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

Users expect telephone systems to provide a high level of reliability. Our products are inherently complex and may have undetected software or hardware errors. We have detected and may continue to detect errors and product defects in our installed base of products, new product releases and product upgrades. End-users may install, maintain and use our products improperly or for purposes for which they were not designed. These problems may degrade or terminate the operation of our products, which could cause end-users to lose telephone service, cause us to incur significant warranty and repair costs, damage our reputation and cause significant customer relations problems. Any significant delay in the commercial introduction of our products due to errors or defects, any design modifications required to correct these errors or defects or any negative effect on customer s atisfaction as a result of errors or defects could seriously harm our business, financial condition and results of operations.

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

On September 6, 2002, Vertical Networks, Inc. filed suit against us in the United States District Court for the Northern District of California, alleging infringement of Vertical Networks’ U.S. Patents Nos. 6,266,341; 6,289,025; 6,292,482; 6,389,009; and 6,396,849. On October 28, 2002, Vertical Networks amended its complaint to add allegations of infringement of U.S. Patents Nos. 5,617,418 and 5,687,174. Vertical Networks filed a second amended complaint on November 20, 2002 to identify our products and/or activities that allegedly infringe the seven patents-in-suit. Vertical Networks seeks a judgment of patent infringement and an award of damages, including treble damages for alleged willful infringement, and attorneys’ fees and costs. We filed an answer and counterclaims for declaratory relief on December 9, 2002. On December  ;26, 2002, Vertical Networks filed its answer to our counterclaims. Vertical Networks served its preliminary infringement contentions on us on April 9, 2003 and we served Vertical Networks our preliminary invalidity contentions on June 3, 2003 and July 14, 2003. To date, the parties have exchanged some discovery, but no depositions have been taken, and no motions are currently pending. On October 7, 2003, the parties filed a stipulation to stay this action, pending the outcome of the reissue of some of the subject patents before the U.S. Patent and Trademark Office. We believe we have strong defenses and arguments in this dispute and intend to vigorously litigate our position. Management’s view is that any loss from this litigation is not probable or estimable.

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

Although we have filed patent applications, we are not certain that our patent applications will result in the issuance of patents, or that any patents issued will provide commercially significant protection of our technology. In addition, other individuals or companies may independently develop substantially equivalent proprietary information not covered by patents to which we own rights, may obtain access to our know-how or may claim to have issued patents that prevent the sale of one or more of our products. Also, it may be possible for third parties to obtain and use our proprietary information without our authorization. Further, the laws of some countries, such as those in Japan, one of our target markets, may not adequately protect our intellectual property or such protection may be uncertain. Our success also depends on trade secrets that cannot be patented an d are difficult to protect. If we fail to protect our proprietary information effectively, or if third parties use our proprietary technology without authorization, our competitive position and business will suffer.

Our products may not meet the legal standards required for their sale in some countries; if we cannot sell our products in these countries, our results of operations may be seriously harmed.

The United States and other countries in which we intend to sell our products have standards for safety and other certifications that must be met for our products to be legally sold in those countries. We have tried to design our products to meet the requirements of the countries where we sell or plan to sell them. We also have obtained or are trying to obtain the certifications that we believe are required to sell our products in these countries. We cannot, however, guarantee that our products meet all of these standards or that we will be able to obtain any certifications required. In addition, there is, and will likely continue to be, an increasing number of laws and regulations pertaining to the products we offer and may offer in the future. These laws or regulations may include, for example, more stringent safety standards, requirements for additional or more bu rdensome certifications or more stringent consumer protection laws.

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

For the third quarter and the first nine months of fiscal year 2004, approximately 9% of our net revenues came from customers outside of the United States. We intend to expand our international sales and marketing efforts. Our efforts are subject to a variety of risks associated with conducting business internationally, any of which could seriously harm our business, financial condition and results of operations. These risks include:

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

We perform final assembly, software installation and testing of our products at our facility in Fremont, California. Our facility is located on or near known earthquake fault zones and may be subject to rolling electrical blackouts and is vulnerable to damage or interruption from fire, floods, earthquakes, power loss, telecommunications failures and similar events. If such a disaster or interruption occurs, our ability to perform final assembly, software installation and testing of our products at our facility would be seriously, if not completely, impaired. If we were unable to obtain an alternative place or way to perform these functions, our business, financial condition and results of operations would suffer. The insurance we maintain may not be adequate to cover our losses against fires, floods, earthquakes and general busi ness interruptions.

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

The market for integrated, multifunction telecommunications systems is relatively new and rapidly evolving. Businesses have invested substantial resources in the existing telecommunications infrastructure, including traditional private telephone systems, and may be unwilling to replace these systems in the near term or at all. Businesses also may be reluctant to adopt integrated, multifunction telecommunications systems because of their concern about the current limitations of data networks, including the Internet. For example, end users sometimes experience delays in receiving calls and reduced voice quality during calls when routing calls over data networks. Moreover, businesses that begin to route calls over the same networks that currently carry only their data also may experience these problems if the networks do not have sufficient capacity to carry all of thes e communications at the same time.

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

Item 4.    Controls and Procedures

(a)   Evaluation of disclosure controls and procedures. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.< /FONT>

(b)   Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings.

We may become parties to litigation in the normal course of our business. Litigation in general, and intellectual property and securities litigation in particular, can be expensive and disruptive to normal business operations. Moreover, the results of complex litigation are difficult to predict.

Item 2.    Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

During the three months ended June 30, 2004, we issued 76,541 shares of common stock pursuant to the exercise of stock options at an exercise price ranging from $0.60 to $2.13 per share. All of these stock options were granted under our 1994 and 1999 Stock Option Plans.
For the same period, 89,930 shares of the Company’s common stock were purchased by and distributed to employees at a price ranging from $0.47 to $2.35 per share, pursuant to the Company’s 1999 Employee Stock Purchase Plan. The issuance of these shares was exempt from registration requirements pursuant to rule 701 promulgated under the Securities Act of 1933, as amended.

Item 3.    Defaults Upon Senior Securities.

None

Item 4.    Submission of Matters to a Vote of Security Holders.

None

Item 5.    Other Information.

None

Item 6.    Exhibits and Reports on Form 8-K.

(a)    Exhibits

Please refer to the Exhibit Index of this report on Form 10-Q.

(b)   Reports on Form 8-K

We filed a current report on Form 8-K with the Securities and Exchange Commission reporting under Item 12, on April 28, 2004 furnishing our press release, dated April 28, 2004, announcing financial results for the second quarter of fiscal year 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTIGEN COMMUNICATIONS, INC.

Date: August 16, 2004	By:	/s/ Philip M. McDermott

Philip M. McDermott Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Principal Executive Officer.

31.2	Certification of Principal Financial Officer.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

