Form 10-K
period 2004-09-30
ALTIGEN COMMUNICATIONS INC
filed 2004-12-29
CIK 1003607

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2004
OR
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

        The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $46,327,048 as of March 31, 2004, based on the closing price of our common stock as reported on The Nasdaq Small Cap Stock Market on such date. Shares of common stock held by each officer and director and by each person known to own 5% or more of our outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of March 31, 2004, there were 14,210,081 shares of the our common stock issued and outstanding.

        As of December 22, 2004, there were 14,530,712 shares of our common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        Certain sections of AltiGen Communications, Inc.'s definitive Proxy Statement for the 2005 Annual Meeting of Stockholders to be held on February 10, 2005 are incorporated by reference in Part III of this Form 10-K to the extent stated herein.

PART I

Item 1. Business

INTRODUCTION

        AltiGen Communications, Inc. (NASDAQSC: ATGN) is a pioneer and market leader in Internet protocol telephony systems for small-to-medium sized businesses. We design, manufacture and market next generation, Internet protocol phone systems and contact centers that use both the Internet and the public telephone network to take advantage of the convergence of voice and data communications. Unlike traditional proprietary phone systems, our systems are designed with open architecture and are built on an industry standard platform. This adherence to industry standards allows our products to play an important role in the small-to-medium sized business market by delivering phone systems that can integrate with other technologies and provide integrated voice and data solutions. We believe this enables our customers to implement communication systems that have an increased return versus past technology investments. We generated net revenues of $14.8 million, for a net profit of $28,000, during fiscal year 2004. As of September 30, 2004, we had an accumulated deficit of $50.8 million. Net cash used in operating activities was $185,000 for fiscal year 2004.

        Our principal executive offices are located at 4555 Cushing Parkway, Fremont, California 94538. Our telephone number is (510) 252-9712. We were incorporated in California in May 1994 and we reincorporated into Delaware in June 1999.

        We maintain an Internet website at http://www.altigen.com. Our most recent annual report on Form 10-K and certain of our other filings with the Securities and Exchange Commission (SEC) are available through the Investor Relations section of our website at http://www.altigen.com/company_investors.html. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other required filings and amendments to these filings are available on the SEC website at http://www.sec.gov, which can be reached from our Investor Relations website. In addition, you may read and copy any material we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy, and information statements, and other information regarding registrants that file electronically with the SEC at http://www.sec.gov.

INDUSTRY BACKGROUND

        We focus on the small-to-medium sized business and mid enterprise business market, which represents approximately 14 million businesses in the United States. Our telephony products primarily are sold to small-to-medium sized businesses, multi-site businesses, corporate branch offices and call centers. Entering 2004, we primarily operated in the Americas and the Asia Pacific region and have begun to penetrate the European community through sales in the United Kingdom and Norway.

        The focus and growth of our call center solution sales and the strengthening of the United States economy overall helped us to counter balance the negative economic effect that the devastating hurricane season had on the eastern United States this past year. As a result, we reached a significant milestone of a full year of profitability and the posting of strong revenues. The trends that we believe will continue to positively impact us are the continued acceptance and market growth of Internet protocol telecommunications solutions and telephone systems, like those we sell in the United States and in the Asia Pacific region. In fiscal 2004, we maintained our effort on the telephone system market while increasing our focus on the small-to-medium sized call center market. In 2004, we also continued to focus on broadening our product portfolio, increasing our geographic markets and strengthening our channel of distributors and resellers. For 2004, our geographic market expansion strategy included building out our worldwide reseller base and growing our presence throughout Asia Pacific and

Europe; including new reseller and distributor relationships with several parties in Asia Pacific that we believe will fuel expansion into the Asian market. Our international business grew significantly in the past year, with particular strength in China, where we substantially increased our revenues. Based on our financial position, our broad product offerings and assuming the continued growth of international markets, we believe that we are well positioned to maintain our positive momentum into fiscal year 2005.

Convergence of Voice and Data

        Traditionally, businesses have supported two separate, incompatible networks to handle their communications needs. The first network has been the traditional telephone network, which relies on a technology called "circuit-switching." A circuit-switched network establishes and maintains a dedicated (i.e. not shared) line between calling parties for the duration of a call. The second type of network on which businesses have traditionally relied is a "packet-switched" network, such as an internal local area network or an external network, like the Internet, where voice, video, images or data is divided into small Internet protocol packets of information for transmission that are simultaneously combined with other unrelated packets of information and routed to a final destination where this process is reversed. Packet-switched networks are more efficient than the traditional circuit-switched telephone network, because network paths are not dedicated to a single user, but instead are available to be shared by all users. As a result, network capacity is allocated more efficiently. It is commonplace for networks installed today to be able to support both voice and data usage with Internet protocol packet-switching.

        A growing number of businesses have recognized data networks as a valuable and economical medium for internal and public communications. These businesses seek to simplify their telecommunication systems by moving their voice communications to packet-switched networks, such as corporate intranets and the Internet. Although intra-company voice communications via packet-switched networks can offer value by lowering the cost of communications between locations and the ability to unify multi-site businesses and better support remote workers, business-to-business and business-to-consumer communications accomplished by traditional circuit switched telephone networks remain the most prevalent method for voice communications. Businesses that wish to take advantage of packet-switched networks for voice communications, therefore, must be able to place and receive calls over traditional telephone networks with customers, suppliers and others who rely solely on the traditional networks for voice communications. Consequently, there is a need for one common switching system that can interface with both packet-switched networks and traditional, circuit-switched, telephone networks.

        Most existing telecommunications systems do not address the needs of businesses that wish to transmit voice communications over both traditional telephone networks and packet-switching networks. For example, businesses may wish to route internal calls over their existing voice network and route calls between offices over packet-switched networks, all using the same telecommunications system. We believe a significant opportunity exists to provide small-to-medium sized and mid-enterprise businesses with an integrated phone system that delivers the benefits of integrated, multi-function telecommunications systems using Internet protocol packet switching networks as well as traditional circuit-switched telephone networks.

THE ALTIGEN PRODUCT OFFERING

        The foundation of every member of the AltiServ™ product family is an Internet protocol business telephone system and call processing telephony architecture. The operating system for the AltiServ™ product family is AltiWare™ Open Edition. AltiWare's system design can be configured to integrate call processing and routing with digital, analog and Internet protocol trunks, Internet protocol and analog extensions, voicemail, auto attendants and other voice processing and voice recording resources, including an integrated call center application, all in a single high performance chassis. We have optimized our Internet protocol telephone system performance in voice over Internet protocol environments by delivering a feature-rich business telephone system that supports the Bellcore Standards and Internet protocol standards on a single open platform.

        The AltiServ™ Office family systems are complete Internet protocol business telephone systems that are pre-configured on custom designed and manufactured industrial telephony server platforms. We pre-load the system with our AltiWare™ telephony software and Windows based system software, eliminating the need for resellers to load the appropriate system software from scratch, allowing for faster, smoother installations with higher levels of reliability.

        The AltiServ™ product family of Internet protocol business telephone systems can be implemented for businesses requiring as few as eight extensions and supporting up to 400 users per individual system. Each individual system offers highly scalable single system growth with the ability to continue to expand by networking multiple local and remote systems together. These networked systems can be at a single site, a campus environment or multiple locations throughout the world using Internet protocol technology to link them. The AltiServ™ product family supports systems with logical stepped increments to allow an affordable entry point while maintaining a strong scalability and system growth. In 2004, we consolidated the AltiServ™ chassis options in order to reduce our overall manufacturing costs. At the same time, we offered more flexible foundation platforms to give our resellers greater ability to adapt to the needs of their customers with cost effective solutions such as the use of additional call processing telephony boards to individual systems to either accommodate system capacity growth or to support additional telephony applications like conferencing, centralized recording and call center capabilities. These call processing telephony boards are designed to handle specific requirements like supporting Internet protocol trunks and Internet protocol extensions or analog trunks and extensions. Internet protocol telephony boards can be used to perform Internet protocol gateway functions to tie systems together over the Internet, a wide area or a local area network. High capacity digital telephony boards can provide communications via T1 or E1 and Integrated Services Digital Network/Primary Rate Interface connections if desired. A T1 line is a single high capacity digital telephone trunk line that consists of 24 individual channels, each of which supports a transfer rate of 64K bits per second. The E1 is the European high capacity digital trunk standard that consists of 30 individual channels. With AltiServ™ systems, all features can be integrated into a single system chassis for simplicity. The call switching, voicemail, automatic call distribution, automated attendants, conferencing resources, e-mail integration and computer telephony integration are core capabilities provided by AltiWare™ at no additional cost.

        In fiscal 2004, we reached another important milestone by releasing Altiware™ 5.0 our sixth generation of telephony software. The AltiWare™ 5.0 software release is the culmination of a 10 year engineering cycle of innovation on the AltiServ™ product family AltiWare™ 5.0 offers our customers both advanced and mature Internet protocol private branch exchange features and significantly improves the call center capabilities of the AltiServ™ family of business telephone systems. The AltiServ™ family of systems and solutions with AltiWare™ 5.0 offers resellers greater opportunities to provide solutions to a wider variety of business needs. Resellers can address businesses' needs of an advanced telecommunications solution, such as AltiServ™ Voice Over Internet Protocol business telephone systems, and also pursue and deliver successful implementations for businesses requiring advanced call center solutions, or integrated, centralized call recording, such as our AltiContact™ Manager.

        With the release of AltiWare 5.0, we continued to deliver meaningful capabilities to the small-to-medium sized business market. In this release we focused on key areas including mobility, reliability and customer contact applications, which we believe are critical for our customers business success.

  •
  For mobility, we released our ExtensionAnywhere™ capabilities, which allows users of our telephone systems to use their mobile or cellular phones as their extensions.

  •
  For improved reliability, we now offer AltiWare™ system redundancy to allow our telephone systems to operate in a redundancy configuration.

  •
  For improved customer contact capabilities, all our telephone systems now include the AltiServ™ Contact Center, a full suite of call center capabilities, making them ideal for customer-focused businesses needing a complete call center.

        AltiWare™ 5.0 offers businesses a simplier alternative to the traditional approach of constructing a telephone system or contact center by integrating multiple systems. Until now, businesses were required to purchase an entirely separate system for capabilities such as advanced routing, centralized call recording, automated attendants, interactive voice response applications, or telephony integration with Customer Relationship Management applications. With AltiWare™ 5.0, these features are now included with an AltiServ™ system and, through licensing of additional features, customers can simply turn on select capabilities and functions as needed. The outdated multi-system approach was complex to deploy, difficult to manage and expensive. Our modular feature licensing allows businesses to add capabilities on a per feature or per user basis. The goal of flexible and modular feature licensing is to offer a reduced up front investment and allows businesses to affordably implement advanced call center capabilities in even the smallest workgroup configurations.

        In 2004, we have also enhanced the overall look and feel of all administrative interfaces and desktop personal computer software. With a focus on ergonomics and usability, all desktop personal computer software and administration interfaces were redesigned, to include new capabilities for all desktop computer clients (AltiConsole™, AltiAgent™, AltiSupervisor™, AltiView™, AltiContact™ Manager Administrator).

        Also in 2004, we introduced the AltiTouch™ 500 telephone and improved our Alti-IP™ 600 Internet protocol telephone. We believe that these developments in fiscal year 2004 have prepared us to make further strides in our product and market penetration during fiscal year 2005.

        In 2003, we first announced certification of the out-of-the-box integration of AltiServe™ Contact with Microsoft® customer relationship management. We feel that this integration is a key contributor in broadening our ability to provide solutions to small-to-medium sized call centers that leverage emerging market solutions. In 2004, we continued to augment our application integration solution. We provide automated "screen-pop" capabilities that present customer records to an employee's desktop computer with inbound telephone calls to help businesses reduce transaction times and improve customer service. AltiWare™ 5.0 provides increased Microsoft customer relationship management functionality, including a customer relationship management record dial-by-name search and dial facility and adds an integrated "dial-out" button to contact and account records. Additionally, call history logging to customer relationship management activity records is automatic. In 2004, we had our certification renewed by Microsoft. As a gold certified independent software vendor there are joint marketing opportunities that include, but are not limited to, our participation in Microsoft events, access to event sponsorship and access to Microsoft solutions, developer support, its resellers and customers.

        Key benefits of our phone systems include:

  •
  Reduced Administration Costs.    Our administration user interface allows customers to administer their own telephone system, allowing businesses to reduce their reliance and the associated expense of third party service providers to perform tasks as simple as making changes to a phone extension or adding a phone line. The associated expenses typically referred to as adds, moves and changes can be a significant percentage of the ongoing operating cost of any business telephone system. Our AltiServ™ systems allow system administrators to perform many of these tasks without assistance from third parties.

  •
  Lower Toll Costs.    By routing voice over data networks, including the Internet, our systems reduce toll charges associated with long-distance calls between locations served by our telephone systems and external Internet protocol extensions. Using our products, businesses can send and receive voice communications over the Internet or existing data lines that constitute their corporate intranet.

  •
  Integrated Communications.    Our systems provide the benefits of converging communications infrastructure by enabling businesses to route voice calls over either Internet protocol packet switching networks and other data networks or a traditional telephone network. This integration allows a multi-site business to operate under a unified dialing plan and allows users in different sites to operate as if they were supported by a single system rather than an individual system for each location.

  •
  Innovative Productivity Features.    Our systems provide integrated voice and data capability, allowing numerous features previously available only with a combination of multiple systems, typically from different vendors. Our AltiServ™ system has typical call handling and routing functions, as well as specialized productivity functions such as Zoomerang®, which enables users to retrieve a voicemail message, automatically place a return call to respond to a voicemail and then return to the voicemail system all in the same call to continue reviewing and responding to other messages.

  •
  Innovative Desktop Productivity Software.    Our systems support Windows-based desktop applications designed to increase user productivity by bringing call control and visual voice mail management to the desktop and improve the ability to manage telephone calls and voicemail and the basic configuration option for each extension such as forwarding and one number access. There are applications designed specifically to enhance productivity for three fundamental user environments; the business users, the workgroup members and contact center agents and for workgroup supervisors. These desktop software productivity applications work with all AltiServ™ Office, AltiServ1™ IP, AltiServ™ H-PBX and AltiContact™ Manager systems are designed to work with our agent and supervisor desktop applications, AltiServ™ Contact Center and AltiContact™ Manager systems to improve agent performance and give supervisors the information and tools to effectively manage a workgroup.

  •
  Desktop Customer Relationship Management Database Software Integration.    The AltiView™ and AltiAgent™ desktop interfaces provided automatic contact record retrieval and "screen pops" of contact records to a user's desktop. Microsoft Outlook® users can type in a name to automatically retrieve telephone numbers and click and dial from an integrated contact record directory. Certified integration to the new Microsoft® customer relationship management software is provided with two of our products, AltiContact™ Manager and AltiServ™ Contact Center. This out-of-the-box Microsoft® customer relationship management integration offers businesses a comprehensive and affordable contact center solution. We provide built-in integration with other Microsoft software applications like Microsoft customer relationship management, Microsoft Outlook™ and Microsoft Exchange™. Our contact center integration capabilities help lower system integration costs and shorten deployment timeframes for computer telephony integration with customer relationship management solutions.

  •
  Ease of Installation, Use and Maintenance.    The AltiServ™ Office system and AltiServ™ Internet protocol system are designed to allow for easy installation and system maintenance. AltiServ™ systems enable system administrators to manage the call routing, extension management, voice messaging, email and Internet features of our products through a single AltiWare™ administrator interface. As a result of our use of industry standard inputs and control through a single interface, we believe that AltiServ™ systems make it easier for resellers and end-user customers to implement and maintain our systems as opposed to other telephony technologies that may require many disparate components and multiple servers to provide similar functionality.

  •
  Improved Customer Contact Capabilities.    The AltiServ™ Office systems and AltiServ™ Internet protocol systems provide integrated contact center functionality with our AltiServ™ Contact Center software module. For more advanced call center or centralized call recording requirements we offer the AltiContact™ Manager software application. Both contact center applications are designed to enhance our customers' communications with their customers by employing comprehensive contact center and call center routing, reporting and recording technologies.

  •
  Integrated Centralized Call Recording.    Voice calls can be recorded on demand by employees, agents and supervisors or automatically recorded centrally by the AltiContact™ Manager system using pre-set parameters. No additional hardware or software needs to be added for the advanced centralized recording. Traditional systems businesses were required to purchase an entirely separate system for capabilities such as centralized call recording with customer relationship management applications. With AltiWare™ 5.0, these features are now included with an AltiContact™ Manager system, and through an additional license, customers can simply turn on centralized call recording capabilities and functions as needed. Modular feature licensing allows businesses to add capabilities on a per-feature or per-user basis offering a reduced up-front investment.

  •
  Improved Employee Mobility.    ExtensionAnywhere™ Capabilities—This revolutionary new feature allows our Internet protocol telephone systems to offer support of cellular telephones as extensions. Going beyond old-fashioned call forwarding, ExtensionAnywhere™ allows any mobile telephone with a unique number to be bound to our system and become an extension. With this revolutionary feature, any cellular or mobile telephone can become an AltiGen telephone system extension with the same routing, call handling, call transfer, conferencing and voicemail capability as any internal extension.

  •
  Improved System Reliability.    AltiWare™ System Redundancy—The AltiWare™ 5.0 release provides new redundancy capabilities to allow our telephone systems to operate in a redundancy configuration. In this configuration, two systems, primary and backup, are configured and connected. The primary AltiServ™ system assumes control of all operations while the backup AltiServ™ system will replicate all configuration, routing, voicemail files and custom phrases from the active server. The backup AltiServ™ system will also monitor the primary AltiServ™ server status and automatically take over if the primary system becomes unavailable.

PRODUCTS

        The following is a list of our products that are material to our current operations from a financial standpoint:

Product	Description
AltiServ™ SmallOffice	The AltiServ™ SmallOffice system is a complete converged business telephone system targeted at 8 to 25 users. This multi-application Internet protocol telephony system combines a turnkey telephony chassis with AltiWare™ telephony system software and a Quantum™ telephony board. This system includes a wall mountable 6 slot chassis (5 available for expansion). The base configuration can accommodate 8 users and can grow to support 50 users per system. The AltiServ™ SmallOffice includes the AltiServ™ Contact Center software module. AltiServ™ Contact Center provides automatic call distribution, desktop personal computer client interfaces for agents and supervisors, enhanced call routing and call distribution, real-time detailed workgroup statistical reporting and comprehensive contact center management tools.
AltiServ1™ IP
The AltiServ1™ IP business systems are comprehensive all Internet protocol configured systems targeted at 8 to 50 users. This multi-application Internet protocol telephony system combines a high performance telephony chassis with AltiWare™ telephony system software and Triton™ VoIP telephony board. This system is unique as it includes 8 AltiGen Internet protocol Alti-IP™ 600 internet protocol telephones bundled with the base configuration. This system includes a wall mountable 6 slot chassis (5 available for expansion). The base configuration can accommodate 12 or 30 users (configurable) and can grow to 75 users per system. The AltiServ1™ IP includes the AltiServ™ Contact Center software module. AltiServ™ Contact Center provides automatic call distribution, desktop personal computer client interfaces for agents and supervisors, enhanced call routing and call distribution, real-time detailed workgroup statistical reporting and comprehensive contact center management tools.
AltiServ™ Office II
The AltiServ™ Office II systems are comprehensive mid-sized phone systems targeted at 24 to 100 phone extensions. This multi-application Internet protocol telephony system combines a high performance telephony chassis with AltiWare™ telephony system software. This system includes an 11 slot industrial chassis. The AltiServ™ Office II is a highly scalable voice over Internet protocol telephone system. The AltiServ™ Office II is custom configured to accommodate the needs of the customers and can grow to support 150 users per system. The AltiServ1™ Office II includes the AltiServ Contact Center software module. AltiServ™ Contact Center provides automatic call distribution, desktop personal computer client interfaces for agents and supervisors, enhanced call routing and call distribution, real-time detailed workgroup statistical reporting and comprehensive contact center management tools.

AltiServ™ Office III
The AltiServ™ Office III systems are comprehensive high capacity phone systems targeted at 50 to 300 telephone extensions This multi-application Internet protocol telephony system combines a high performance telephony chassis with AltiWare™ telephony system software. This system includes a 15 slot industrial chassis. The AltiServ™ Office III is custom configured to accommodate the needs of the customers and can grow to support 400 users per system. The AltiServ™ Office III includes the AltiServ™ Contact Center software module. AltiServ™ Contact Center provides automatic call distribution, desktop personal computer client interfaces for agents and supervisors, enhanced call routing and call distribution, real-time detailed workgroup statistical reporting and comprehensive contact center management tools.
AltiServ™ Contact Center
The AltiServ™ Contact Center software module provides automatic call distribution, desktop personal computer client interfaces for agents and supervisors, enhanced call routing and call distribution, real-time detailed workgroup statistical reporting and comprehensive contact center management tools. The AltiServ™ Contact Center software module is an optional software module for AltiServ™ systems running versions of telephony software prior to AltiWare™ 5.0 and is a standard feature included in 5.0.
AltiContact™ Manager
AltiContact™ Manager call center software module is an optional software module that can be loaded on any AltiServ telephony system running version 5.0 and later of AltiWare™ telephony software. AltiContact™ Manager is our most advanced contact center solution. AltiContact™ Manager is designed to provide businesses comprehensive, easy-to-use tools and technology designed specifically for a call center to enhance the call routing and call handling capabilities. AltiContact™ Manager also provides improved workgroup reporting and management tools to increase agent productivity. AltiContact™ Manager includes enhanced Automated Call Distribution that includes enhanced call routing and call distribution, skills-based routing and dynamic call prioritization. AltiContact™ Manager also provides Interactive Voice Response with the integration of advanced voice messaging into call queuing, auto attendant, centralized and on-demand voice call recording and desktop personal computer client interfaces for agents and supervisors, real time detailed workgroup statistical reporting and comprehensive contact center management tools. With AltiContact™ Manager, modular feature licensing allows businesses to add capabilities on a per feature or per user basis. This flexible and modular feature licensing offers a reduced up-front investment. AltiContact™ Manager offers a single, integrated telephone system and complete contact center designed to be managed by an in-house IT staff.

AltiServ™ HPBX
AltiServ™ H-PBX is the AltiGen hosted voice over Internet protocol private branch exchange solution for multi-tenant organizations supporting up to 99 separate organizations and up to 400 users per AltiServ™ system server. AltiServ™ H-PBX is an overlay software application applied AltiServ™ Office systems running 4.6 and later versions of AltiWare™ OE telephony software. Larger multi-tenant organizations or installations can network multiple AltiServ H-PBXs systems to accommodate growth. The AltiServ™ H-PBX creates a modular implementation allowing each tenant partition to function like an independent voice over Internet protocol telephone system with its own auto attendant, directory service, operator, business hours, holiday profile, hunt groups, and voicemail. For businesses with contact centers or call center needs, the AltiServ™ Contact Center is an option call center module that can be added. With this AltiServ™ Contact Center option, integrated contact center capabilities can be provided to the multiple individual tenants. Clients can be in the same building, different buildings, remote locations or a combination of geographical configurations.
Alti-IP™ 600 Internet Protocol Telephone
The Alti-IP™ 600 telephone is an advanced industry standard Internet protocol telephone designed for the AltiServ™ business telephone systems. This Internet protocol phone is a dynamic, display-based Internet protocol communications phone that offers traditional telephone functions on an Internet protocol based technology. With an LCD display, speakerphone and both programmable and pre-programmed soft keys, the Alti-IP™ 600 offers customers one-touch feature buttons to access functionalities such as voicemail, conference, hold, transfer, intercom, adjust volume, redial, call release, speed dial, and more.
AltiTouch™ 500
The AltiTouch™ 500 telephone is an executive level speaker display analog telephone, specifically Telephone engineered for the AltiServ™ IP-PBX to provide high functionality at an affordable price. The AltiTouch™ 500 telephone is equipped with a high quality speakerphone and an ultra large font, backlit display with adjustable viewing angle and both programmable and pre-programmed keys, the AltiTouch™ 500 offers customers one-touch feature buttons to access functionalities such as voicemail, conference, hold, transfer, intercom, adjust volume, redial, call release, speed dial, and more. This high function telephone has standard features that include a built in analog data port and a RJ-22 amplified headset jack.
AltiWare™ OE
Our AltiWare software works with our AltiServ™ systems and is designed to manage the switching of calls (placing and receive telephone calls) over Internet protocol or public telephone networks. AltiWare™ manages overall call processing for the system and includes value added functions such as voicemail, automatic call distribution, automated attendant, unified messaging, call detail recording and built-in integration with popular customer relationship management packages.

AltiView™
AltiView™ is a Windows-based desktop application designed to bring call control and visual voice mail management to the desktop in order to improve the ability to manage telephone calls and voicemail. AltiView™ is designed to allow its users to receive and place calls, listen to voicemail messages and identify the phone number of the caller and to manage the basic configuration option for each extension such as forwarding and one number access. This desktop personal computer software productivity application works with all AltiServ™ Office, AltiServ1™ IP, AltiServ™ H-PBX and AltiContact™ Manager systems.
AltiAgent™
AltiAgent™ is a Windows-based desktop application to bring call control and workgroup information to contact center agents and is designed to work with both the AltiServ™ Contact Center and AltiContact™ Manager systems to improve agent performance. Users can view the queue, monitor workgroup status, check caller identification, view Interactive Voice Response prompted input, measure performance, review log-on history, receive and place calls, listen to and manage voicemail messages.
AltiSupervisor™
AltiSupervisor™ is a Windows-based desktop application for contact center supervisors designed to work with both the AltiServ™ Contact Center and AltiContact™ Manager systems. AltiSupervisor™ is designed to provide information and tools to help a call center or workgroup supervisor effectively manage a workgroup. AltiSupervisor™ provides four major real time module views for workgroup management: agent states, agent statistics, group statistics, and queue status with a quality of services capability. AltiSupervisor™ allows silent monitoring of agents with barge-in call participation and call recording functionality.
Triton™ IP Board
The Triton™ IP Board is a microprocessor-controlled board supporting voice over Internet protocol communications. This allows voice conversations to be carried over public and private data networks that support Internet protocol. The Triton™ IP Board is a 12-port board that can be software configured to 30 ports. The Triton™ IP Board can be used for Internet protocol trunks connecting multiple networked AltiServ™ systems or to support voice over Internet protocol telephones extensions and voice over Internet protocol agent extensions.
Triton™ T1, E1, T1/PRI Board
The Triton™ T1, E1, T1/PRI Board is a microprocessor-controlled board that allows AltiServ™ systems to connect to T1, E1 or T1/PRI digital high-capacity central office telephone lines. This board can be configured with software to support provisioning for T1, E1 or T1/PRI communication protocols.
Triton™ Trunk Board
The Triton™ Trunk Board is a 12 port, microprocessor-controlled board that allows AltiServ™ systems to connect to analog central office telephone lines. This allows outbound and inbound calls to be carried over traditional analog central office telephone lines.

Triton™ Extension Board	The Triton™ Extension Board is a 12 port, microprocessor-controlled board that allows AltiServ™ systems to support 12 analog telephone extensions with each Triton™ Extension Board.
Quantum™ Board
The Quantum™ Board is a 12-port microprocessor-controlled board that comes in 2 combinations of trunk plus extension configurations on the same board. The Quantum™ Board allows AltiServ™ systems to connect to analog central office telephone lines and to support analog telephone extensions with the same board.

AltiGen Hardware and Firmware

        We have developed a single base circuit board with high performance digital signal processing technology, which means that the circuit board has an integrated computer built on it that can run special, high-speed software programs, called firmware. Firmware can receive, send and modify digital information for communications with network services. Our Triton™ family of digital signal processing board is designed to allow us to create different circuit boards to meet many communication requirements by simply adding a few hardware and/or software components to the basic board. For example, the Triton™ digital signal processing board can become a T1, E1 or Integrated Services Digital Network communication circuit board or a circuit board supporting voice over Internet protocol with simple changes in on-board software and, in some cases, new circuits.

        This modular design not only enables us to provide new capabilities, but we also feel that it enables our products to achieve a high degree of reliability and cost reduction since the underlying technology is consistent across our products.

AltiGen Modular Software

        Our software products are based on modular software components similar to the concept described above for our hardware and firmware. The service provider layer of software is composed of separate software components, each of which communicates with a hardware circuit board within the AltiServ™ system. The middleware layer interacts with all the service providers in the system and manages their resources. This middleware layer communicates with the hardware and allows application programs to provide specific features. The application program layer consists of components that implement the application logic, such as voicemail and auto attendant. These applications do not depend on any particular hardware integration.

        We believe that the layered architectural structure of our AltiServ™ products provides important benefits:

  •
  New features can be developed without changing hardware

  •
  Development time generally is shorter

  •
  New hardware and software features can be added to installed systems

  •
  Changing one component in the system does not require other components to be changed.

Net Revenues by Products:

	Fiscal Year Ended September 30,
	2004	2003	2002
Hardware	84%	87%	84%
Software	16%	13%	16%

MARKETING, SALES AND CUSTOMER SUPPORT

Marketing

        Our marketing efforts currently focus on increasing demand for our products in the Americas, Europe and Asia Pacific. We are working to increase market awareness of our technology and demand for our products in the small-to-medium sized business and call center markets through public relations, print, email and web campaigns.

        Among our marketing highlights are the following awards:

  •
  Best of Show at INTERNET TELEPHONY® Conference & EXPO Miami 2004 (AltiServ™ H-PBX, Hosted VoIP Phone System)

  •
  Customer Inter@action Solutions Magazine's "CRM Excellence" Award for 2004 (AltiServ™ IP Phone Systems recognized for providing customers with superior customer relationship management capabilities)

  •
  Customer Inter@action Solutions Magazine's "CRM Excellence" Award for 2004 (AltiContact™ Manager recognized for providing customers with superior customer relationship management capabilities)

  •
  Best of Show at Internet Telephony® Conference & Expo Fall 2004 (Altiware 5.0™ Telephony Software)

        To assist our distributors, dealers and strategic partners, we provide market development funds, marketing tools and technical and sales training developed specifically for our products. We expect that these programs will allow us to leverage the expertise and contacts of the local and regional reseller channel to create strong lead generation.

Sales

        We are organized as one operating segment. Our revenues primarily are generated from one geographic area, the Americas.

Net Revenues by Geographic Area:

	Fiscal Year Ended September 30,
	2004	2003	2002
Americas	90%	94%	94%
International	10%	6%	6%

        We currently have sales and support staff in New York, Illinois, Nevada, Florida, Virginia, China and in our headquarters in Fremont, California. Our inside sales force answers incoming calls from end users and refers new leads to a qualified dealer near each end user's location. The inside sales force also is responsible for account management of our smaller resellers. Our outside sales force, which is primarily based in the Americas, includes regional directors, regional sales managers and technology solutions managers who work with our larger resellers and recruit new reseller partners. In fiscal 2004, we continued our expansion to a more scalable reseller community by signing on an increasing number of resellers that currently sell traditional and Internet protocol telephone systems manufactured by companies such as Avaya, 3Com, Nortel, Comdial and NEC.

Customers

        Our direct customers primarily are distributors and resellers who sell our products to end-users. We have distribution agreements with AltiSys, Ingram Micro, Graybar and Synnex in the Americas. Our agreements with AltiSys, Ingram Micro, Graybar and Synnex have initial terms of one year and are renewed automatically for additional one-year terms, provided that each party shall have the right to terminate the agreement for convenience upon 90 days' written notice prior to the end of the initial term or any subsequent term of the agreement. In addition, our agreements with AltiSys, Ingram Micro, Graybar and Synnex also provide for termination, with or without cause, by either party upon 30 days' written notice to the other party without penalty, or upon insolvency or bankruptcy. For a period of 60 days' following termination of the agreement, AltiSys, Ingram Micro, Graybar and Synnex may distribute any products in their possession at the time of termination or, at their option, return any products to us that are in their inventories. Upon termination of the distribution agreement, all outstanding invoices for the products will become due and payable within 30 days' of the termination.

Net Revenues by Customers:

	Fiscal Year Ended September 30,
	2004	2003	2002
AltiSys	14%	18%	27%
Ingram Micro	14%	21%	25%
Synnex	46%	48%	32%
Graybar	8%	—	—

        We also have over 200 authorized resellers who sell our products directly to end-users. We review our resellers quarterly and discontinue distribution through those who do not meet our revenue or technical standards.

Customer Support

        We believe that consistent, high-quality service and support are key factors in attracting and retaining customers. Our customer support groups, located in California, New York, and Shanghai, coordinate service and technical support of our products and provide service twenty-four hours a day, seven days a week. Our support personnel assist our distributors and resellers in resolving installation and support issues that arise from their sales to end users and also provide limited support to end-users to supplement dealer support. Resellers and end user customers also can access technical information and receive technical support through our web site.

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

        We currently are developing enhancements to our products to provide greater functionality and increased capabilities. We also are developing products that we expect will enable us to enhance our position in the Internet protocol phone system market space, enter new geographical markets, and allow us to enter the call center market for small-to-medium sized businesses.

        We currently conduct the majority of our product development in-house. We also use a small number of independent contractors to assist with certain product development and testing activities. We intend to continue working with our strategic partners to enhance our products. As of September 30, 2004, we employed 50 individuals in engineering, research and development and support.

        During fiscal 2004, 2003, and 2002, our research and development expense was approximately $3.3 million, $4.0 million, and $4.1 million, respectively.

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

        These competitors may enter our existing or future markets with products that may be less expensive, that may provide higher performance or additional features or that may be introduced more quickly than our products. In fiscal 2004, we believe that we continued to be both feature and price competitive. Additionally, we feel we provide a low ongoing cost of ownership. We believe that our principal competitive advantages include:

  •
  System designed for small-to-medium sized business budgets;

  •
  Ability to reduce communications costs;

  •
  Ease of system manageability;

  •
  Ease of use;

  •
  Simple deployment in single and multi-site implementations;

  •
  Strong product development;

  •
  Experience in service and technical support of Internet protocol telephony;

  •
  Complete call center application now standard with all AltiServ™ systems;

  •
  Complete call processing and voice processing resources in every telephony board;

  •
  Decentralized voice processing support for advanced and integrated telephony application;

  •
  Innovative mobility capabilities supporting mobile telephone devices as telephone system extensions; and

  •
  Highly reliable redundant configurations supported.

INTELLECTUAL PROPERTY

        On September 26, 2003, we entered into a royalty free-based object license agreement with Delphi Communication Systems, Inc. The agreement may be terminated by either party if the other party commits a material breach of the agreement and fails to cure the breach within thirty days after the notice has been given by the other party.

        We generally rely upon patent, copyright, trademark and trade secret laws to protect and maintain our proprietary rights for our technology and products. As of September 30, 2004, we have been issued three registered trademarks, "AltiGen," "AltiServ" and "Zoomerang." In addition, the AltiGen logo is a trademark of AltiGen in the United States and other jurisdictions.

        We have filed several U.S. patent applications relating to various aspects of our client and server software, mixed-media communications and computer telephony. As of September 30, 2004, we have been issued seven U.S. patents that expire at various times between 2016 and 2019 and have 11 U.S. patent applications which are pending. We expect to continue to file patent applications to protect our technology and products. We cannot be sure that our patent applications will result in the issuance of patents, or that any issued patents will provide commercially significant protection for our technology.

MANUFACTURING AND ASSEMBLY

        Our manufacturing operations consist of two phases. In the first phase, we send out the components to a third party assembler. The third party assembler company auto-inserts the components into the printed circuit boards and returns the assembled circuit board back to us. In the second phase, we insert the assembled circuit boards into the burn-in process for a minimum of two weeks and after that we perform the final test of the circuit boards. In fiscal year 2004, we engaged All Quality Services and Bestronics in San Jose as our third party assemblers. During fiscal 2004, four suppliers, Advantech, BCM Computers, Fanstel Corporation, and Avnet Electronics, provided us with approximately 81% of our hardware product components. We purchase fully-assembled chassises from Advantech. As of September 30, 2004, our in-house manufacturing operations occupied approximately 7,000 square feet of our corporate headquarters in Fremont, California.

        We test our products after the assembly process using internally developed product assurance testing procedures, which include visual inspection, functional testing and final systems testing. Although we generally use standard components for our products and try to maintain alternative sources of supply, we purchase some key components from sole source suppliers for which alternative sources currently are not available. We incorporate the following sole sourced components in our products:

  •
  Zarlink Corporation chips are included in all of our boards and are the means by which our boards communicate with each other to enable our products to function correctly.

  •
  Texas Instruments' digital signal processor ("DSP") chips are included in our Triton™ family of boards. The DSP chip is designed to perform the mathematics, data compression and other tasks that are needed to manipulate voice communications that are routed through our products. We expect that sales of our Triton™ family of boards will represent an increasing percentage of our revenues in the future.

  •
  Xilinx, Inc provides chips for our Triton™ family of boards which allow our boards to work with digital communications lines.

  •
  Legerity, Inc provides chips for our Triton™ Analog product line which allow our board to work with analog communications lines.

  •
  Advantech provides the chassis for our AltiServ™ Office products based on our customer specifications.

  •
  BCM Computers manufactures our Internet protocol phone loaded with customized firmware to work with our system.

  •
  Fanstel Corporation manufactures our analog phone loaded with customized firmware to work with our system.

        Loss of any key component supplier would adversely impact our business.

EMPLOYEES

        As of September 30, 2004, we had 96 full-time employees, including 50 in research and development and support, 27 in marketing and sales, 7 in operations, and 12 in finance and administration. Of these full-time employees, 54 were located in the United States and 42 in China. Our future success will depend, in part, on our ability to continue to attract, retain and motivate highly qualified technical, marketing, engineering and management personnel.

Item 2. Properties

        As of September 30, 2004, our headquarters for corporate administration, research and development, manufacturing and sales and marketing occupied 32,000 square feet of space in Fremont, California. The lease expires on February 21, 2009. Outside the United States, we lease approximately 9,400 square feet of a facility in Shanghai, China, where we conduct administration, research and development, sales and marketing, and another 1,600 square feet of a facility in Beijing, China to serve sales and marketing functions. We believe that our existing facilities are adequate for our needs through at least the end of year 2005. We believe that any additional space we may need in the future will be available on commercially reasonable terms.

Item 3. Legal Proceedings

        On September 6, 2002, Vertical Networks, Inc. filed suit against us in the United States District Court for the Northern District of California, alleging infringement of Vertical Networks' U.S. Patents Nos. 6,266,341; 6,289,025; 6,292,482; 6,389,009; and 6,396,849. On October 28, 2002, Vertical Networks amended its complaint to add allegations of infringement of U.S. Patents Nos. 5,617,418 and 5,687,174. Vertical Networks filed a second amended complaint on November 20, 2002 to identify our products and/or activities that allegedly infringe the seven patents-in-suit. Vertical Networks seeks a judgment of patent infringement and an award of damages, including treble damages for alleged willful infringement, and attorneys' fees and costs. We filed an answer and counterclaims for declaratory relief on December 9, 2002. On December 26, 2002, Vertical Networks filed its answer to our counterclaims. Vertical Networks served its preliminary infringement contentions on us on April 9, 2003 and we served Vertical Networks our preliminary invalidity contentions on June 3, 2003 and July 14, 2003, respectively. To date, the parties have exchanged some discovery, but no depositions have been taken, and no motions are currently pending. On October 7, 2003, the parties filed a stipulation to stay this action, pending the outcome of the reissue of some of the subject patents before the U.S. Patent and Trademark Office. We believe we have strong defenses and arguments in this dispute and intend to vigorously litigate our position. Management's view is that any loss from this litigation is not probable or estimable.

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

Item 4. Submission of Matters to a Vote of Security Holders

        None.

Item 4A. Executive Officers of the Registrant

        The following table sets forth certain information with regard to our executive officers and their ages as of September 30, 2004:

Name	Age	Position
Gilbert Hu	47	President, Chief Executive Officer, Director
Philip M. McDermott	58	Chief Financial Officer
Michael Plumer	40	Vice President of Sales
Simon Chouldjian	51	Vice President of Hardware Engineering
Tsyr-Yi (Shirley) Sun	44	Vice President of Research and Development

        Gilbert Hu founded AltiGen and has served as our President, Chief Executive Officer and a director since May 1994. Before founding AltiGen, Mr. Hu was a founder, President and Chief Executive Officer of Centrum Communications, Inc., a networking company acquired by 3Com Corporation in early 1994. Mr. Hu has also served in technical and managerial roles at Vitalink Communication Corporation, an internet working equipment manufacturer. He received a Bachelor of Science degree in Electrical Engineering from National Chiao-Tung University in Taiwan and a Master of Science degree in Electrical Engineering from Arizona State University.

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

        Michael Plumer has served as our Vice President of Sales since July 2004. Mr. Plumer joined AltiGen in November 1996 to begin building the AltiGen sales channel. In the past eight years he has held various positions including Senior Director of Sales and National Sales Director. From January 1994 until October 1996, Mr. Plumer worked for NetManage, Inc. Mr. Plumer received a Bachelor of Arts degree in Journalism and Public Relations from Iowa State University.

        Simon Chouldjian has served as our Vice President of Hardware Engineering since November 2001. Prior to this, he has served as our Vice President of Manufacturing from June 1997 to November 2001. From July 1984 to June 1997, Mr. Chouldjian was the founder and Vice President of Engineering of Luxcom, Inc., a manufacturer of communication hub equipment. Mr. Chouldjian has held supervisory and project leader positions in engineering at the Hewlett Packard Company and TRW, Inc. He received a Bachelor of Science degree in Electrical Engineering from the University of California, Berkeley and a Master of Science degree in Electrical Engineering from Stanford University.

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

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

        From October 4, 1999, the date of our initial public offering, to June 11, 2002, our common stock was traded on the Nasdaq National Market under the symbol "ATGN". Since June 12, 2002, our common stock has traded on the Nasdaq SmallCap Market under the symbol "ATGN." The following table sets forth the range of high and low sales prices for our common stock for the periods indicated:

	Fiscal 2004		Fiscal 2003
	High	Low	High	Low
1st Quarter	$4.00	$2.49	$0.84	$0.43
2nd Quarter	$5.09	$3.59	$0.98	$0.63
3rd Quarter	$3.81	$2.43	$1.84	$0.94
4th Quarter	$3.43	$2.35	$3.81	$1.30

        As of September 30, 2004, we had approximately 106 stockholders of record of our Common Stock. We have never declared or paid any cash dividends on our capital stock. We currently expect to retain future earnings, if any, to support operations and to finance the growth and development of our business. We do not expect to pay cash dividends in the foreseeable future.

        We received aggregate net proceeds of approximately $33.3 million from the initial public offering of shares of our common stock in October 1999. As of September 30, 2004, proceeds from our initial public offering have been used for working capital and general corporate purposes, including research and development of new products, sales and marketing efforts, general and administrative expenses and international expansion. The remaining net proceeds have been invested in cash, cash equivalents and short-term investments.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))[1] (c)
Equity compensation plans approved by security holders	3,751,814	$3.79	2,363,458
Equity compensation plans not approved by security holders	—	—	—

Total	3,751,814	$3.79	2,363,458

(1)
The number of shares reserved for issuance under the Company's 1999 Stock Option Plan will be increased on the first day of the Company's fiscal year by an amount equal to the lesser of; (i) 1,796,783 shares; (ii) 5% of the Company's outstanding shares on that date; or (iii) such lesser amount as determined by the Board of Directors. The number of shares reserved for issuance under the Company's 1999 Employee Stock Purchase Plan will be increased on the first day of each fiscal year by an amount equal to the lesser of; (i) 598,928 shares; (ii) 2% of the outstanding shares on that date; or (iii) such lesser amount as determined by the Board of Directors.

Item 6. Selected Financial Data

        This section presents selected historical financial data of AltiGen Communications, Inc. This section should be read carefully in conjunction with "Management's Discussion and Analysis of Financial Conditions and Results of Operations" and the consolidated financial statements included in this Form 10-K, including the notes to the consolidated financial statements. The selected data in this section is not intended to replace our consolidated financial statements.

	Fiscal Year Ended September 30,
	2004	2003	2002	2001	2000
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues, net	$14,842	$11,824	$9,896	$9,632	$12,410
Cost of revenues	5,607	4,978	4,571	7,346	5,747

Gross profit	9,235	6,846	5,325	2,286	6,663
Operating expenses:
Research and development	3,288	3,990	4,071	4,847	4,334
Sales and marketing	4,130	4,648	5,857	9,738	9,691
General and administrative	1,894	1,943	2,217	2,820	3,092
Amortization of deferred stock compensation	—	55	338	793	466

Total operating expenses	9,312	10,636	12,483	18,198	17,583

Loss from operations	(77)	(3,790)	(7,158)	(15,912)	(10,920)
Write-down of long term investment	—	—	(203)	—	—
Interest and other income, net	105	241	284	1,222	2,094

Net income (loss)	$28	$(3,549)	$(7,077)	$(14,690)	$(8,826)

Basic and diluted net income (loss) per share	$0.00	$(0.26)	$(0.53)	$(1.07)	$(0.66)

Shares used in computing basic net income (loss) per share	14,242	13,643	13,371	13,666	13,287
Shares used in computing diluted net income (loss) per share	15,725	13,643	13,371	13,666	13,287
Consolidated Balance Sheets Data:
Cash, cash equivalents and short-term investments	$10,034	$10,146	$12,148	$17,528	$29,224
Working capital	10,314	9,850	12,488	19,234	31,738
Total assets	13,516	13,210	16,506	23,861	38,645
Accumulated deficit	(50,835)	(50,863)	(47,314)	(40,237)	(25,548)
Total stockholders' equity	10,669	10,290	13,371	20,810	34,492

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING INFORMATION

        This report contains certain forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended) and information relating to us that are based on the beliefs of our management as well as assumptions made by and information currently available to our management. Additional forward looking statements may be identified by the words "anticipate," "believe," "expect," "intend," "plan," or the negative of such terms, or similar expressions, as they relate to us or our management.

        The forward-looking statements contained herein reflect our judgment as of the date of this report with respect to future events, the outcome of which is subject to certain risks, that may have a significant impact on our business, operating results or financial condition. You are cautioned that these forward-looking statements are inherently uncertain. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. You should carefully review the cautionary statements contained in this Form 10-K, including the "Certain Factors Affecting Business, Operating Results and Financial Condition" below.

OVERVIEW

        We are a pioneer and market leader in Internet protocol telephony systems for small-to-medium sized businesses. We design, manufacture and market next generation, Internet protocol phone systems and contact centers that use both the Internet and the public telephone network to take advantage of the convergence of voice and data communications. Unlike traditional proprietary phone systems, our systems are designed with open architecture and are built on an industry standard platform. This adherence to industry standards allows our products to play an important role in the small-to-medium sized business market by delivering phone systems that can integrate with other technologies and provide integrated voice and data solutions. We believe this enables our customers to implement communication systems that have an increased return versus past technology investments. We generated net revenues of $14.8 million, for a net profit of $28,000, during fiscal year 2004. As of September 30, 2004, we had an accumulated deficit of $50.8 million. Net cash used in operating activities was $185,000 for fiscal year 2004.

        We derive our revenues from sales of our AltiServ™ telephone systems. Product revenues consist of sales to end-users (including dealers) and to distributors. Revenues from product sales to end users and resellers are recognized upon shipment. We defer recognition of revenue for sales to distributors until they resell our products to their customers. Upon shipment, we also provide a reserve for the estimated cost that may be incurred for product warranty. Under our distribution contracts, a distributor has the right, in certain circumstances, to return products it determines are overstocked, so long as it provides an offsetting purchase order for products in an amount equal to or greater than the dollar value of the returned products. In addition, we provide distributors protection from subsequent price reductions.

        Our cost of revenues consists of component and material costs, direct labor costs, provisions for excess and obsolete inventory, warranty costs and overhead related to the manufacturing of our products. Several factors that have affected and will continue to affect our revenue growth are the state of economy, the market acceptance of our products, our ability to add new resellers and our ability to design, develop, and release new products. We engage a third-party assemblers, which in fiscal year 2004 were All Quality Services and Bestronics in San Jose, to insert the hardware components into the printed circuit board. We selected our manufacturing partners with the goals of ensuring a reliable supply of high-quality finished products and lowering per unit product costs as a result of manufacturing economies of scale. We cannot assure that we will maintain the volumes required to realize these economies of scale or when or if such cost reductions will occur. The failure to obtain such cost reductions could materially adversely affect our gross margins and operating results.

        As of September 30, 2004, we had cumulative net operating loss carry forwards for federal and California income tax reporting purposes of approximately $42.6 million and $14.6 million, respectively, available to offset income in future years. The cumulative net operating loss carry forwards will expire in various periods from 2009 to 2024, if they are not utilized. Under current tax law, net operating loss carry forwards available in any given year may be limited upon the occurrence of certain events, including changes of ownership interest. We have not recognized any future tax benefits of our cumulative net operating losses due to uncertainty as to future realizability.

        We continue to focus on developing enhancements to our current products to provide greater functionality and increased capabilities, based on our market research, customer feedback and our competitors' product offerings and creating new product offerings. In particular, we are focusing on developing products that allow us to enhance our position in our target market segment and enter new geographical markets. Additionally, we intend to continue to focus on selling our products to small-to-medium sized businesses and branch offices of larger corporations, which are business with less than 500 employees, with particular emphasis in the Internet protocol phone systems segment of the telecommunications market. Also, we plan to continue to recruit additional resellers and distributors that focus on selling phone systems to our target customers. There can be no assurance, however, that we will be successful in developing any new products or enhancements to existing products, entering new geographical or product markets or expanding our network of resellers. We believe that the adoption rate for this new technology is much faster with small-to-medium sized businesses because they have no significant investment on their books for traditional phone systems. Also we believe that small-to-medium sized businesses are looking for call center-type administration to increase the productivity and efficiency of their contacts with customers. Assuming the continued market trends, successful product enhancements, the continuing acceptance of the call center products, continuing growth in the marketplaces of China, the United Kingdom and Norway, and the status quo of the North American economy, we expect to see continued revenue growth for fiscal 2005 at a rate equal to this fiscal year.

CRITICAL ACCOUNTING POLICIES

        Revenue recognition.    Revenues consist of sales to end users, including resellers, and to distributors. Revenues from sales to end users are recognized upon shipment, when risk of loss has passed to the customer, collection of the receivable is reasonably assured, persuasive evidence of an arrangement exists, and the price is fixed and determinable. Sales to distributors are made under terms allowing certain rights of return and protection against subsequent price declines on the our products held by its distributors. Upon termination, any unsold products may be returned by the distributor for a full refund. These agreements may be canceled by either party based on a specified notice. As a result of the above provisions, we defer recognition of distributor revenues until such distributors resell our products to their customers. The amounts deferred as a result of this policy are reflected as "deferred revenue" in the accompanying consolidated balance sheets. The related cost of revenues is also deferred and reported in the consolidated balance sheets as inventory. Our total deferred revenue was $518,000 and $412,000 as of September 30, 2004 and September 30, 2003, respectively.

        Allowance for Doubtful Accounts.    The allowance for doubtful accounts is based on our assessment of the collectibility of specific customer accounts and the aging of the accounts receivable. If there were a deterioration of a major customer's creditworthiness, or actual defaults were higher than our historical experience, we could be required to increase our allowance and our earnings could be adversely affected. Our allowance for doubtful accounts was $35,000 and $60,000 as of September 30, 2004 and September 30, 2003, respectively.

        Inventory.    Inventory is stated at the lower of cost (first-in, first-out method) or market. Our inventory balance was $1.1 million and $0.9 million as of September 30, 2004 and September 30, 2003, respectively. We regularly review the value of our inventory in detail, with consideration given to future customer demand for our products, obsolescence from rapidly changing technology, and other factors. If actual market conditions are less favorable than those projected by management, and our estimates prove to be inaccurate, we could be required to increase our inventory provision and our gross margins could be adversely affected. Our inventory allowance was $2.6 million and $2.9 million as of September 30, 2004 and September 30, 2003, respectively.

        Warranty.    We accrue for warranty costs based on estimated product return rates and the expected material and labor costs to provide warranty services. If actual return rates and repair and replacement costs differ significantly from our estimates, our gross margin could be adversely affected. The liability for product warranties was $424,000 and $644,000 as of September 30, 2004 and September 30, 2003, respectively.

Results of Operations

        The following table sets forth consolidated statements of operations data for the periods indicated as a percentage of net revenues.

	Fiscal Year Ended September 30,
	2004	2003	2002
Consolidated Statements of Operations Data:
Net revenue:
Hardware	84.0%	86.9%	84.2%
Software	16.0	13.1	15.8

Total net revenue	100.0	100.0	100.0
Cost of revenues:
Hardware	36.5	41.0	44.9
Software	1.3	1.1	1.3

Total cost of revenues	37.8	42.1	46.2

Gross profit	62.2	57.9	53.8

Operating expenses:
Research and development	22.2	33.7	41.1
Sales and marketing	27.8	39.3	59.2
General and administrative	12.8	16.4	22.4
Amortization of deferred stock compensation	—	0.5	3.4

Total operating expenses	62.8	89.9	126.1

Loss from operations	(0.6)	(32.0)	(72.3)
Write-down of long term investment	—	—	(2.1)
Interest and other income, net	0.7	2.0	2.9

Net income (loss)	0.1%	(30.0)%	(71.5)%

Fiscal Year Ended September 30, 2004 Compared to Fiscal Year Ended September 30, 2003

        Revenues, net.    Revenues consist of sales to end users (including resellers) and distributors.

Net Revenues by Products:

	Fiscal Year Ended September 30,
	2004	2003
Hardware	84%	87%
Software	16%	13%

Net Revenues by Geographic Area:

	Fiscal Year Ended September 30,
	2004	2003
Americas	90%	94%
International	10%	6%

Net Revenues by Customers:

	Fiscal Year Ended September 30,
	2004	2003
AltiSys	14%	18%
Ingram Micro	14%	21%
Synnex	46%	48%
Graybar	8%	0%

        Revenues generated in the Americas accounted for $13.3 million or 90% of revenues in fiscal year 2004 and $11.1 million or 94% of revenues in fiscal year 2003. Net revenues increased 25% from $11.8 million in fiscal year 2003 to $14.8 million in fiscal year 2004 due to the increased sales in telephone systems as a result of upgrading the quality of our authorized resellers, selling more products into the call center market space, the sales of larger systems and the doubling of our international revenues, especially in China.

        Cost of revenues.    Cost of revenues in fiscal year 2004 increased $0.6 million or 12% to $5.6 million from approximately $5.0 million in fiscal year 2003 due to an increase in overall sales of products and the requisite increase in product costs. Cost of revenues as a percentage of net revenues decreased from 42% in fiscal year 2003 to 38% in fiscal year 2004. The decrease was caused by the decrease in warranty reserve of $354,000 due to the decline in the product return rate and the $240,000 adjustment of the inventory allowance associated with the sale of products which were previously reserved. No additional provision for excess or obsolete inventory was necessary in either fiscal year 2004 and 2003.

        Research and development expenses.    Research and development expenses consist principally of salaries and related personnel expenses, consultant fees and prototype expenses related to the design, development and testing of our products and enhancement of our converged telephone system software. Research and development expenses decreased by approximately $0.7 million or 18% from $4.0 million in fiscal year 2003 to $3.3 million in fiscal year 2004. Research and development expenses as a percentage of revenue decreased from 34% in fiscal year 2003 to 22% in fiscal year 2004 due in part to the increase in sales volume and the decrease in absolute dollars. The decrease in research and development expenses in absolute dollars was primarily a result of decreases in headcount-related costs of $536,000 resulting from a reduction in our workforce; a decrease in depreciation cost of $110,000, and a decrease in office rent expense of $181,000 associated with the facilities change in Fremont, California. We expect research and development expenses to remain relatively flat due to the uncertainty about customers' spending patterns in the current economic environment. Management continues to monitor research and development expenses in line with revenue opportunities.

        Sales and marketing expenses.    Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in marketing, sales and customer support functions, as well as trade shows, advertising, and promotional expenses. Sales and marketing expenses decreased by approximately $0.5 million or 11% from $4.6 million in fiscal year 2003 to $4.1 million in fiscal year 2004. Sales and marketing expenses as a percentage of revenue decreased from 39% in fiscal year 2003 to 28% in fiscal year 2004 due in part to the increase in sales volume and the decrease in absolute dollars. The decrease in absolute dollars was primarily a result of: a decrease in headcount-related costs of $428,000 due to workforce reduction in the sales and marketing group; a decrease in depreciation costs of $73,000, and a decrease in office rent expense of $117,000 associated with the facilities change in Fremont, California. We expect sales and marketing expenses to remain relatively flat due to the uncertainty about customers' spending patterns in the current economic environment; however, some expenses vary with revenues, such as commissions, which grow with increasing sales.

        General and administrative expenses.    General and administrative expenses consist of salaries and related expenses for executive, finance and administrative personnel, facilities, bad debt, legal, and other general corporate expenses. General and administrative expenses remained unchanged at $1.9 million for fiscal year 2003 and 2004. General and administrative expenses as a percentage of revenue decreased from 16% in fiscal year 2003 to 13% in fiscal year 2004 due to the increase in sales volume. We expect to maintain general and administrative expenses at the same level. It is unclear at this time what the impact on expenses would be as a result of complying with Section 404 of the Sarbanes Oxley Act during fiscal year 2005.

        Amortization of deferred stock compensation.    We had no amortization of deferred stock compensation in fiscal year 2004. Amortization of deferred stock compensation was $55,000 in fiscal year 2003. Deferred stock compensation expense reflects the amortization of stock compensation charges resulting from granting stock options prior to our initial public offering at exercise prices below the deemed fair value of our common stock on the dates the options were granted. We amortize these deferred amounts using the straight-line method over the vesting period of the related stock options. All remaining deferred stock compensation was amortized in fiscal year 2003.

        Interest and other income, net.    Net interest and other income decreased to $105,000 in fiscal year 2004 from $241,000 in fiscal year 2003. The decrease was primarily due to the recognition of interest received from full repayment of an outstanding promissory note held by our Chief Executive Officer, Gilbert Hu in fiscal 2003 and a decrease in invested principal due to cash being used in operations. We expect net interest and other income to remain relatively flat with little change in cash available to invest, and relatively flat interest rates.

Fiscal Year Ended September 30, 2003 Compared to Fiscal Year Ended September 30, 2002

        Revenues, net.    Revenues consist of sales to end users (including resellers) and distributors.

Net Revenues by Products:

	Fiscal Year Ended September 30,
	2003	2002
Hardware	87%	84%
Software	13%	16%

Net Revenues by Geographic Area:

	Fiscal Year Ended September 30,
	2003	2002
Americas	94%	94%
International	6%	6%

Net Revenues by Customers:

	Fiscal Year Ended September 30,
	2003	2002
AltiSys	18%	27%
Ingram Micro	21%	25%
Synnex	48%	32%

        Revenues generated in the Americas accounted for $11.1 million or 94% of revenues in fiscal year 2003 and $9.3 million or 94% of revenues in fiscal year 2002. Net revenues increased 19% from $9.9 million in fiscal year 2002 to $11.8 million in fiscal year 2003 due to the introduction of a new line of AltiServ™ Office, AltiServ™ 1IP and AltiServ™ 2IP, which offer our customers an all voice over

Internet protocol phone system. In fiscal year 2003, we started selling our own Internet protocol phone that generated revenue of $0.9 million.

        Cost of revenues.    Cost of revenues in fiscal year 2003 increased $0.4 million or 9% to $5.0 million from approximately $4.6 million in fiscal year 2002 due to an increase in overall sales of products and the requisite increase in product costs. Cost of revenues as a percentage of net revenues decreased from 46% in fiscal year 2002 to 42% in fiscal year 2003. Production overhead and manufacturing and other related costs decreased in fiscal 2003, compared with fiscal 2002, which resulted in an increase in product gross margin and an increase in net revenues. Production overhead in fiscal 2003 decreased by $115,000 from $627,000 in fiscal 2002 to $512,000. This decrease was primarily caused by lower labor and overhead expenses. In addition, manufacturing and other related costs in fiscal 2003 decreased by $104,000 from $515,000 in fiscal 2002 to $411,000 resulting from lower warranty reserve due to the decline in the product return rate, lower depreciation on equipment and facilities charges associated with manufacturing activities. No additional provision for excess or obsolete inventory was necessary in either fiscal year 2003 and 2002.

        Research and development expenses.    Research and development expenses consist principally of salaries and related personnel expenses, consultant fees and prototype expenses related to the design, development and testing of our products and enhancement of our converged telephone system software. Research and development expenses decreased slightly by approximately $0.1 million or 2% from $4.1 million in fiscal year 2002 to $4.0 million in fiscal year 2003. Research and development expenses as a percentage of revenue decreased from 41% in fiscal year 2002 to 34% in fiscal year 2003 due in part to the increase in sales volume and the decrease in absolute dollars. The slight decrease in absolute dollars was primarily a result of decreases in: headcount-related costs of $142,000 resulting from reduction in workforce; depreciation cost of $62,000, partly offset by an increase in equipment expense and consultant cost of $66,000; and write-off of equipment of $20,000. We expect research and development expenses to remain relatively flat due to the uncertainty about customers' spending patterns in the current economic environment. Management continues to monitor research and development expenses in line with revenue growth.

        Sales and marketing expenses.    Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in marketing, sales and customer support functions, as well as trade shows, advertising, and promotional expenses. Sales and marketing expenses decreased by approximately $1.2 million or 21% from $5.9 million in fiscal year 2002 to $4.6 million in fiscal year 2003. Sales and marketing expenses as a percentage of revenue decreased from 59% in fiscal year 2002 to 39% in fiscal year 2003 due in part to the increase in sales volume and the decrease in absolute dollars. The decrease in absolute dollars was primarily a result of: a decrease in headcount-related costs of approximately $311,000 due to workforce reduction in the sales and marketing group; a significant cost reduction measures in the areas of travel, advertising, promotional, marketing and other types of discretionary spending of approximately $904,000; and lower depreciation costs of approximately $51,000. We expect sales and marketing expenses to remain relatively flat due to the uncertainty about customers' spending patterns in the current economic environment.

        General and administrative expenses.    General and administrative expenses consist of salaries and related expenses for executive, finance and administrative personnel, facilities, bad debt, legal, and other general corporate expenses. General and administrative expenses decreased by approximately $0.3 million or 12% from $2.2 million in fiscal year 2002 to $1.9 million in fiscal year 2003. General and administrative expenses as a percentage of revenue decreased from 22% in fiscal year 2002 to 16% in fiscal year 2003 due in part to the increase in sales volume and the decrease in absolute dollars. The decrease in absolute dollars was primarily due to a reduction in professional fees of approximately $237,000; slightly lower personnel levels and related expenditures of approximately $90,000, as well as tighter controls over allowable discretionary spending amounts. We expect to maintain general and administrative expenses at the same level.

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

        Interest and other income, net.    Net interest and other income decreased to $241,000 in fiscal year 2003 from $284,000 in fiscal year 2002. The decrease was primarily due to declining interest income caused by a decrease in invested principal due to cash being used in operations. We expect net interest and other income to continue to decrease as a result of further decreases in cash available to invest and relatively flat or lower interest rates.

Liquidity and Capital Resources

        Since inception, we have financed our operations primarily through the sale of equity securities. As of September 30, 2004, we had cash and short-term investments totaling $10.1 million consisting of cash and cash equivalents of $5.4 million with a maturity of less than 90 days and $4.7 million of short-term investment with a maturity of greater than 90 days.

	2004	2003	2002
	(dollars in thousand)
Cash and cash equivalents	$5,367	$8,548	$7,210
Short-term investments	4,667	1,598	4,938

Total cash, cash equivalents and short-term investments	$10,034	$10,146	$12,148

Percentage of total assets	74.2%	76.8%	73.6%
Cash used in operating activities	$(185)	$(2,681)	$(4,963)
Cash (used in) provided by investing activities	$(3,349)	$3,263	$593
Cash provided by (used in) financing activities	$353	$756	$(320)
Net (decrease) increase in cash and cash equivalents	$(3,181)	$1,338	$(4,690)

Changes in Cash Flows

        During fiscal 2004, net cash used in operating activities was $185,000, which is $2.5 million lower than the cash used in operating activities during fiscal 2003 due to a net profit being generated for the first time in fiscal year 2004. In fiscal 2004, our use of cash for non-operating activities was primarily attributable to the $127,000 of capital spending on equipment additions to support our operations, $79,000 for investment in a Korean company and a $74,000 increase in a long-term deposit. As a result, during the twelve months ended September 30, 2004, our cash, cash equivalents and marketable debt securities remained flat as compared to September 30, 2003.

        Net accounts receivable increased to $1.9 million at September 30, 2004 from $1.5 million at September 30, 2003. The increase in net accounts receivable was primarily due to increases in sales of our products.

        We ended the fourth quarter of fiscal 2004 with a cash conversion cycle of 59 days as compared to 45 days for the fourth quarter of fiscal 2003. The cash conversion cycle is the duration between purchase of inventories and services and the collection of the cash from the sale of our products and services and is a metric on which we have focused as we continue to try to efficiently manage our assets. The cash conversion cycle results from the calculation of days of sales outstanding (DSO) added to days of supply in inventories (DOS), reduced by days of payable outstanding (DPO).

        Inventories increased to $1.1 million at September 30, 2004 from $0.9 million at September 30, 2003 and our inventory turn rate remained flat at 5.7 times as of September 30, 2004. Our inventory turn rate represents the number of times inventory is replenished during the year. Inventory management will continue to be an area of focus as we balance the need to maintain strategic inventory levels to help ensure competitive lead times with the risk of inventory obsolescence due to rapidly changing technology and customer requirements.

        Accounts payable decreased to $798,000 at September 30, 2004 from $873,000 at September 30, 2003. This decrease primarily was due to a decrease in the number of components purchased at the end of fiscal year 2004 as compared to fiscal year 2003. Our accrued payroll-related liabilities increased to $330,000 at September 30, 2004 from $276,000 at September 30, 2003, primarily as a result of a increase in incentive compensation, vacation accrual and employee stock purchase plan contribution.

        In fiscal 2004, our net cash used in financing activities was primarily attributable to the $353,000 of proceeds from the exercise of employee stock options and employee stock purchase plan.

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

        We do not have any material commitments for capital expenditures as of September 30, 2004. We have a commitment under our noncancellable operating lease in the amount of $1.5 million as of September 30, 2004. We believe, we have sufficient cash reserves to allow us to continue operations for more than a year assuming our quarterly cash usage rate does not deteriorate over that period. Our cash and short-term investments totaled $10.0 million as of September 30, 2004, and our quarter ended September 30, 2004 generated $701,000 from operating activities.

	Payment Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating leases obligation	$1,512	$393	$755	$364	$—
Capital leases obligation	9	5	4	—	—

Total	$1,521	$398	$759	$364	$—

Recent Accounting Pronouncements

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

        In January 2003, the FASB issued SFAS Interpretation No. 46, "Consolidation of Variable Interest Entities," and a revised interpretation of FASB Interpretation No. 46 (FIN 46R) in December 2003 (collectively FIN 46) which expands upon and strengthens existing accounting guidance concerning when a company should include in its financial statements the assets, liabilities and activities of another entity. The Company did not have any variable interest entities as of September 30, 2004 and the adoption of FIN 46 did not have a material impact on the Company's financial position or results of operations.

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

        In December 2003, the SEC issued Staff Accounting Bulletin (SAB) 104 which rescinds and updates SAB 101, "Revenue Recognition in Financial Statements." SAB 104's primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superseded as a result of the issuance of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. Application of this guidance did not have a material impact on our financial position or results of operations.

        In March 2004, the EITF reached a consensus on Issue No. 03-01, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("EITF No. 03-01"). EITF No. 03-01 provides guidance on recording other-than-temporary impairments of cost method investments and disclosures about unrealized losses on available-for-sale debt and equity securities. The adoption of this standard did not have a material impact on our consolidated balance sheet or statement of operations.

        In July 2004, the EITF reached a consensus on Issue No. 02-14, "Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock" ("EITF No. 02-14"). The consensus was that an investor should only apply the equity method of accounting when it has investments in either common stock (as already required by Accounting Principles Board Opinion No. 18 ("APB 18")) or in-substance common stock of a corporation, provided that the investor has the ability to exercise significant influence over the operating and financial policies of the investee. EITF No. 02-14 defines in-substance common stock and provides guidance on determining whether an investment is substantially similar to the common stock of the investee. EITF No. 02-14 should be applied in the first reporting period beginning after September 15, 2004. Management has not yet determined the impact of adopting EITF No. 02-14 on our financial position or results of operations.

        In November 2004, the FASB issued SFAS No. 151, "Inventory Costs." The Statement requires that abnormal amounts of idle facility expense, freight handling costs and wasted material be recognized as current-period expenses. In addition the statement requires that the allocation of production overhead be based on normal capacity. The adoption of this standard in October 2004 is not expected to have a material impact on our consolidated financial statements.

        On December 17, 2004 the FASB issued SFAS No. 123, "Share-Based Payments (revised 2004)," (SFAS No. 123R). This statement eliminates the option to apply the intrinsic value measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB Opinion No. 25), to stock compensation awards issued to employees. Rather the Statement requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award—the requisite service period (usually the vesting period). SFAS No. 123R will also require enterprises to measure the cost of employee services received in exchange for employee stock purchase plan (ESPP) awards and we will be required to expense the grant-date fair value of our ESPP awards. SFAS No. 123R will be effective for our fiscal quarter beginning July 1, 2005. We have not yet quantified the effect of the future adoption of SFAS No. 123R on a going forward basis.

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

Risks Related to AltiGen

        We have had a history of losses and may incur future losses, which may prevent us from maintaining profitability.

        We have had a history of operating losses since our inception, and as of September 30, 2004, we had an accumulated deficit of $50.8 million. We may incur operating losses in the future, and these losses could be substantial and impact our ability to maintain profitability. We do not expect to increase expenditures for product development, general and administrative expenses, and sales and marketing expenses; however, if we cannot maintain current revenues or revenue growth, we will not maintain profitability or positive operating cash flows. Even if we achieve profitability and positive operating cash flows, we may not be able to sustain or increase profitability or positive operating cash flows on a quarterly or annual basis.

        We have a limited operating history, which makes it difficult to evaluate our business and our future prospects.

        We shipped our first products in July 1996. As a result of our limited operating history, we have limited financial data that you can use to evaluate our business. You must consider our prospects in light of the risks, expenses and challenges we might encounter because we are at an early stage of development in a new and rapidly evolving market. To address these risks and maintain profitability and increased sales levels, we must:

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

        We face competition from companies providing traditional private telephone systems. Our principal competitors that produce these telephone systems are Avaya Communications, NEC and Nortel Networks. We also compete against providers of multi-function telecommunications systems, including Shoreline Communications, Inc., 3Com Corporation, and Cisco Systems, Inc., as well as any number of future competitors. Many of our competitors are substantially larger than we are and have significantly greater name recognition, financial resources, sales and marketing teams, technical and customer support, manufacturing capabilities and other resources. These competitors also may have more established distribution channels and stronger relationships with service providers. These competitors may be able to respond more rapidly to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion and sale of their products. These competitors may enter our existing or future markets with products that may be less expensive, provide higher performance or additional features or be introduced earlier than our phone systems. We also expect that other companies may enter our market with better products and technologies. If any technology that is competing with ours is more reliable, faster, less expensive or has other advantages over our technology, then the demand for our products and services could decrease and harm our business.

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

        Sales through our four key distributors, Altisys, Ingram Micro Inc., Graybar and Synnex, accounted for 82% of our net revenues in the fiscal year ended September 30, 2004. Graybar became our distributor starting in June 2003. Our business and operating results will suffer if any one of these distributors does not continue distributing our products, fails to distribute the volume of our products that it currently distributes or fails to expand our customer base. We also need to establish and maintain relationships with additional distributors and original equipment manufacturers. We may not be able to establish, or successfully manage, relationships with additional distribution partners. In addition, our agreements with distributors typically provide for termination by either party upon written notice to the other party. For example, our agreement with Ingram Micro provides for termination, with or without cause, by either party upon 30 days' written notice to the other party, or upon insolvency or bankruptcy. Generally, these agreements are non-exclusive and distributors sell products that compete with ours. If we fail to establish or maintain relationships with distributors and original equipment manufacturers, our ability to increase or maintain our sales and our customer base will be substantially harmed.

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

        On September 6, 2002, Vertical Networks, Inc. filed suit against us in the United States District Court for the Northern District of California, alleging infringement of Vertical Networks' U.S. Patents Nos. 6,266,341; 6,289,025; 6,292,482; 6,389,009; and 6,396,849. On October 28, 2002, Vertical Networks amended its complaint to add allegations of infringement of U.S. Patents Nos. 5,617,418 and 5,687,174. Vertical Networks filed a second amended complaint on November 20, 2002 to identify our products and/or activities that allegedly infringe the seven patents-in-suit. Vertical Networks seeks a judgment of patent infringement and an award of damages, including treble damages for alleged willful infringement, and attorneys' fees and costs. We filed an answer and counterclaims for declaratory relief on December 9, 2002. On December 26, 2002, Vertical Networks filed its answer to our counterclaims. Vertical Networks served its preliminary infringement contentions on us on April 9, 2003 and we served Vertical Networks our preliminary invalidity contentions on June 3, 2003 and July 14, 2003. To date, the parties have exchanged some discovery, but no depositions have been taken, and no motions are currently pending. On October 7, 2003, the parties filed a stipulation to stay this action, pending the outcome of the reissue of some of the subject patents before the U.S. Patent and Trademark Office. We believe we have strong defenses and arguments in this dispute and intend to vigorously litigate our position. Management's view is that any loss from this litigation is not probable or estimable.

        More generally, litigation related to these types of claims may require us to acquire licenses under third party patents that may not be available on acceptable terms, if at all. We believe that an increasing portion of our revenues in the future will come from sales of software applications for our hardware products. The software market traditionally has experienced widespread unauthorized reproduction of products in violation of developers' intellectual property rights. This activity is difficult to detect, and legal proceedings to enforce developers' intellectual property rights are often burdensome and involve a high degree of uncertainty and substantial costs.

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

        For the fiscal year 2004, approximately 10% of our net revenues came from customers outside of the United States. We intend to expand our international sales and marketing efforts. Our efforts are subject to a variety of risks associated with conducting business internationally, any of which could seriously harm our business, financial condition and results of operations. These risks include:

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

        Based on volume or customer requirements, we may begin outsourcing some assembly and test functions. In addition, we may determine that we need to establish assembly and test operations overseas to better serve our international customers. Establishing overseas assembly and test operations may be more difficult or take longer than we anticipate. This outsourcing strategy involves certain risks, including the potential lack of adequate capacity and reduced control over delivery schedules, manufacturing yield, quality and costs. In the event that any significant subcontractors were to become unable or unwilling to continue to manufacture or test our products in the required volumes, we would have to identify and qualify acceptable replacements. Finding replacements could take time and we cannot be sure that additional sources would be available to us on a timely basis. Any delay or increase in costs in the assembly and testing of products by third-party subcontractors could seriously harm our business, financial condition and results of operations.

        Compliance with changing regulations of corporate governance and public disclosure may result in additional expenses.

        Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and Nasdaq National Market rules, are creating uncertainty for companies such as ours. These new or changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. As a result, our efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. In particular, our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding our required assessment of our internal controls over financial reporting and our external auditors' audit of that assessment has required the commitment of significant financial and managerial resources. We expect these efforts to require the continued commitment of significant resources. Further, our board members, chief executive officer, and chief financial officer could face an increased risk of personal liability in connection with the performance of their duties. As a result, we may have difficulty attracting and retaining qualified board members and executive officers, which could harm our business. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, our reputation may be harmed.

        If, as of the end of our 2005 fiscal year, we are unable to assert that our internal control over financial reporting is effective, or if our auditors are unable to confirm our assessment, investors could lose confidence in our reported financial information, and the trading price of our stock price and our business could be adversely affected.

        We are in the process of documenting, and plan to test during the current fiscal year, our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act. Commencing with September 30, 2005, the end of our 2005 fiscal year, the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent registered public accounting firm addressing these assessments. During the course of our testing we may identify deficiencies which we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented, or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Effective internal controls are important to help produce reliable financial reports and to prevent financial fraud. If we are unable to assert that our internal control over financial reporting is effective as of the end of our 2005 fiscal year, or if our auditors are unable to attest that our management's report is fairly stated or they are unable to express an opinion on our management's evaluation or on the effectiveness of the internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, investors could lose confidence in our reported financial information, and the trading price of our stock and our business could be adversely affected.

        FASB's adoption of Statement 123R will cause, and changes to existing accounting pronouncements or taxation rules or practices may cause, adverse revenue fluctuations, affect our reported results of operations or how we conduct our business.

        On October 13, 2004, FASB adopted Statement 123R, "Share-Based Payment," which will require us, starting in the third quarter of fiscal year 2005, to measure compensation costs for all stock based compensation (including stock options and our employee stock purchase plan, as currently constructed) at fair value and take a compensation charge equal to that value. This statement will have a future effect on our net income.

        Also, a change in accounting pronouncements or taxation rules or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. Other new accounting pronouncements or taxation rules and varying interpretations of accounting pronouncements or taxation practice have occurred and may occur in the future. This change to existing rules, future changes, if any, or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

        Market Risk.    Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in cash equivalents and short-term instruments. Due to the short-term nature of our cash equivalents and investments, we have concluded that a change in interest rates does not pose a material market risk to us.

Item 8. Financial Statements and Supplementary Data

        The financial statements required by this item are incorporated by reference from Part IV Item 15(a) 1 and 2 hereof. The selected quarterly supplementary data is included as part of Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

        "This is an amendment to the Form 8-K filed by AltiGen Communications, Inc. on June 26, 2002.

        On June 20, 2002, the Audit Committee of AltiGen Communications, Inc.'s (the "Company") Board of Directors approved a change in the Company's independent public accountants for the fiscal year ended September 30, 2002, from Arthur Andersen LLP to Deloitte & Touche LLP. The report of Arthur Andersen LLP for the fiscal year ended September 30, 2001 contained no adverse opinions, disclaimer of opinion or qualification or modification as to uncertainty, audit scope or accounting principles. During the fiscal year ended September 30, 2001, and the interim period from October 1, 2001 through June 20, 2002, there were no disagreements between the Company and Arthur Andersen LLP on any accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to the satisfaction of Arthur Andersen LLP, would have caused it to make reference to the subject matter of the disagreement in connection with its report. No event described in paragraph (a) (1) (v) of Item 304 of Regulation S-K has occurred within the Company's fiscal year ending September 2001, or the period from October 1, 2001 through June 20, 2002.

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

Item 9A. Controls and Procedures

        (a)   Evaluation of disclosure controls and procedures.    Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

        (b)   Changes in internal control over financial reporting.    There was no change in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

        The information required by this section with respect to our directors is incorporated by reference from the information in the section entitled: "Election of Directors" in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on February 10, 2005 (the "Proxy Statement"). The information required by this section with respect to our executive officers is included in Part I of this Form 10-K under the section titled "Executive Officers of the Registrant."

        The information required by this section with respect to any known late filing or failure by an insider to file a report required by Section 16 of the Exchange Act is incorporated by reference from the information in the section titled "Section 16(a) Beneficial Ownership Reporting Compliance" in our Proxy Statement.

        Our board of directors adopted a Code of Conduct for all of directors, officers and employees on July 26, 2004. Our Code of Conduct is posted on our website at http://www.altigen.com/company_investors-conduct.html. We intend to disclose any amendment to, or waivers of, the provision of our Code of Conduct that apply specifically to our Chief Executive Officer, Chief Financial Officer, Controller or persons performing similar functions by posting such information on our website.

        A copy of our Code of Conduct is also available upon written request and without charge to any stockholder by writing to: Secretary, AltiGen Communications, Inc., 4555 Cushing Parkway, Fremont, CA 94538.

Item 11. Executive Compensation

        The information required by this section is incorporated by reference from the information in the section titled "Executive Compensation and Other Matters" in our Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this section is incorporated by reference from the information in the section titled: "Security Ownership of Management; Principal Stockholders" in our Proxy Statement, Item 13.

Item 13. Certain Relationships and Related Transactions

        The information required by this item regarding certain relationships and related transactions is incorporated by reference to the information set forth in the section titled "Certain Relationships and Related Transactions" in our Proxy Statement.

Item 14. Principal Accountant Fees and Services

        Deloitte & Touche LLP's fees for professional services rendered in connection with the audit of our annual financial statements and the review of our financial statements included in our quarterly reports on Form 10-Q were approximately $205,000 and $149,000 for the fiscal years ended September 30, 2004 and 2003, respectively. We did not engage Deloitte & Touche LLP to provide advice regarding financial information systems design and implementation during the fiscal years ended September 30, 2004 and 2003. Deloitte & Touche LLP's fees for all other services rendered to us, including tax related services, totaled approximately $28,000 and $26,000 for the fiscal years ended September 30, 2004 and 2003, respectively.

        The Audit Committee pre-approves all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. The Audit Committee has adopted a policy for the pre-approval of services provided by the independent auditors. Under the policy, pre-approval generally is provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is subject to a specific budget. In addition, the Audit Committee may also pre-approve particular services on a case-by-case basis. For each proposed service, the independent auditor is required to provide detailed back-up documentation at the time of approval. The Audit Committee may delegate pre-approval authority to one or more of its members. Such member must report any decisions to the Audit Committee at the next scheduled meeting.

PART IV

Item 15. Exhibits and Financial Statement Schedules

  (a)
  The following documents are filed as a part of this Annual Report on Form 10-K.

1.     FINANCIAL STATEMENTS

2.     FINANCIAL STATEMENT SCHEDULES

        The following financial statement schedule is submitted herewith:

Page
Schedule II Valuation and Qualifying Accounts	65

        (All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.)

3.     EXHIBITS

        The following exhibits are included in this Annual Report on Form 10-K (numbered in accordance with Item 601 of Regulation S-K):

Exhibit Number	Description
3.1*	Amended and Restated Certificate of Incorporation.
3.2*****	Second Amended and Restated Bylaws.
4.2*	Specimen common stock certificates.
4.3*	Third Amended and Restated Rights Agreement dated May 7, 1999 by and among AltiGen Communications, Inc. and the Investors and Founder named therein.
10.1*	Form of Indemnification Agreement.
10.2*	1994 Stock Option Plan, as amended, and form of stock option agreement.
10.3*	1998 Stock Purchase Plan.
10.4****	1999 Stock Plan, as amended, and form of stock option agreement.
10.5***	1999 Employee Stock Purchase Plan, as amended, and forms of subscription agreement and notice of withdrawal.
10.8****	Lease agreement: 4555 Cushing Parkway, Fremont, California between VEF III Funding, LLC and AltiGen Communications, Inc., dated October 1, 2003.
10.14*++	Distribution Agreement between Ingram Micro Inc. and AltiGen Communications, Inc. dated June 12, 1998.
10.19*	Employment Agreement by and between the Registrant and Philip McDermott, dated June 8, 1999.

10.26**++	OEM Agreement between AltiSys Communications and AltiGen Communications, Inc., dated January 18, 1999.
10.27****++	Distribution Agreement between Synnex Information Technologies, Inc. and AltiGen Communications, Inc. dated December 22, 1999.
10.28****++	Distribution Agreement between Graybar Electric Company, Inc. and AltiGen Communications, Inc. dated June 12, 2003.
21.1*	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney (included on signature page).
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley act of 2002.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Incorporated by reference to exhibit filed with the Registrant's Registration Statement on Form S-1 (No. 333-80037) declared effective on October 4, 1999.

**
Incorporated by reference to exhibit filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2001.

***
Incorporated by reference to exhibit filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2002.

****
Incorporated by reference to exhibit filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2003.

*****
Incorporated by reference to exhibit filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

++
Confidential treatment was granted for certain portions of this exhibit.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
AltiGen Communications, Inc.:

        We have audited the accompanying consolidated balance sheets of AltiGen Communications, Inc. and subsidiaries as of September 30, 2004 and 2003, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended September 30, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of AltiGen Communications, Inc. and subsidiaries as of September 30, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/  DELOITTE & TOUCHE LLP

San Jose, California
December 28, 2004

ALTIGEN COMMUNICATIONS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$5,367	$8,548
Short-term investments	4,667	1,598
Accounts receivable, net of allowances of $35 and $60 in 2004 and 2003, respectively	1,857	1,521
Inventories	1,058	910
Prepaid expenses and other current assets	67	193

Total current assets	13,016	12,770

Property and equipment:
Furniture and equipment	987	1,853
Computer software	915	941

	1,902	2,794
Less: Accumulated depreciation	(1,750)	(2,549)

Net property and equipment	152	245

Other non-current assets:
Long-term investments	274	195
Long-term deposit	74	—

Total other non-current assets	348	195

Total assets	$13,516	$13,210

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$798	$873
Accrued liabilities:
Payroll and related benefits	330	276
Warranty (Note 3)	424	644
Marketing	139	253
Other	493	462
Deferred revenue	518	412

Total current liabilities	2,702	2,920

Long-term liabilities	145	—
Commitments and contingencies (Note 4)
Stockholders' equity:
Convertible preferred stock, $0.001 par value; Authorized—5,000,000 shares; Outstanding—none at September 30, 2004 and 2003	—	—
Common stock, $0.001 par value; Authorized—50,000,000 shares; Outstanding—15,462,506 and 15,054,442 shares at September 30, 2004 and 2003, respectively	15	15
Treasury stock at cost—1,063,895 shares at September 30, 2004 and 2003	(1,014)	(1,014)
Additional paid-in capital	62,505	62,152
Accumulated other comprehensive loss	(2)	—
Accumulated deficit	(50,835)	(50,863)

Total stockholders' equity	10,669	10,290

Total liabilities and stockholders' equity	$13,516	$13,210

The accompanying notes are an integral part of these consolidated financial statements.

ALTIGEN COMMUNICATIONS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Fiscal Year Ended September 30,
	2004	2003	2002
Net revenue:
Hardware	$12,470	$10,277	$8,332
Software	2,372	1,547	1,564

Total net revenue	14,842	11,824	9,896
Cost of revenues:
Hardware	5,417	4,854	4,446
Software	190	124	125

Total cost of revenues	5,607	4,978	4,571

Gross profit	9,235	6,846	5,325

Operating expenses:
Research and development	3,288	3,990	4,071
Sales and marketing	4,130	4,648	5,857
General and administrative	1,894	1,943	2,217
Amortization of deferred stock compensation (Note 6)	—	55	338

Total operating expenses	9,312	10,636	12,483

Loss from operations	(77)	(3,790)	(7,158)
Write-down of long term investment	—	—	(203)
Interest and other income, net	105	241	284

Net income (loss)	$28	$(3,549)	$(7,077)
Basic and diluted net income (loss) per share	$0.00	$(0.26)	$(0.53)

Weighted average shares used in computing basic net income (loss) per share	14,242	13,643	13,371

Weighted average shares used in computing diluted net income (loss) per share	15,725	13,643	13,371

The accompanying notes are an integral part of these consolidated financial statements.

ALTIGEN COMMUNICATIONS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share amounts)

	Convertible Preferred Stock
			Common Stock					Accumulated Other Comprehensive Loss
					Treasury Stock	Additional Paid-In Capital	Deferred Stock Compensation		Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
BALANCE, OCTOBER 1, 2001	—	$—	13,772,488	$14	$(105)	$61,593	$(455)	$—	$(40,237)	$20,810
Exercise of stock options	—	—	624,197	—	—	111	—	—	—	111
Issuance of common stock in connection with Employee Stock Purchase Plan	—	—	146,921	—	—	98	—	—	—	98
Purchase of treasury stock	—	—	—	—	(909)	—	—	—	—	(909)
Amortization of deferred stock compensation	—	—	—	—	—	—	338	—	—	338
Cancellation of employee stock options	—	—	—	—	—	(62)	62	—	—	—
Net loss	—	—	—	—	—	—	—	—	(7,077)	(7,077)

BALANCE, SEPTEMBER 30, 2002	—	—	14,543,606	14	(1,014)	61,740	(55)	—	(47,314)	13,371

Exercise of stock options	—	—	365,431	1	—	347	—	—	—	348
Issuance of common stock in connection with Employee Stock Purchase Plan	—	—	145,405	—	—	65	—	—	—	65
Amortization of deferred stock compensation	—	—	—	—	—	—	55	—	—	55
Net loss	—	—	—	—	—	—	—	—	(3,549)	(3,549)

BALANCE, SEPTEMBER 30, 2003	—	—	15,054,442	15	(1,014)	62,152	—	—	(50,863)	10,290

Exercise of stock options	—	—	229,075	—	—	241	—	—	—	241
Issuance of common stock in connection with Employee Stock Purchase Plan	—	—	178,989	—	—	112	—	—	—	112
Unrealized loss from investments	—	—	—	—	—	—	—	(2)	—	(2)
Net income	—	—	—	—	—	—	—	—	28	28

Comprehensive income	—	—	—	—	—	—	—	—	—	26

BALANCE, SEPTEMBER 30, 2004	—	$—	15,462,506	$15	$(1,014)	$62,505	$—	$(2)	$(50,835)	$10,669

The accompanying notes are an integral part of these consolidated financial statements.

ALTIGEN COMMUNICATIONS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended September 30,
	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$28	$(3,549)	$(7,077)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	218	427	587
Amortization of deferred stock compensation	—	55	338
Write-down of long term investment	—	—	203
Write-off of property and equipment	—	40	—
Changes in operating assets and liabilities:
Accounts receivable	(336)	135	(382)
Inventories	(148)	353	1,280
Prepaid expenses and other assets	126	73	4
Accounts payable	(75)	335	70
Accrued liabilities	(272)	(557)	408
Deferred revenue	106	7	(394)
Deferred rent	168	—	—

Net cash used in operating activities	(185)	(2,681)	(4,963)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(11,599)	(11,261)	(20,849)
Proceeds from sale of short-term investments	8,530	14,601	21,539
Increase in long-term investments	(79)	—	—
Changes in non-other current asset	(74)	—	—
Purchases of property and equipment	(127)	(77)	(97)

Net cash provided by (used in) investing activities	(3,349)	3,263	593

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuances of common stock, net of issuance costs	353	413	209
Collection of promissory note from officer/stockholder	—	343	380
Purchase of treasury stock	—	—	(909)

Net cash provided by (used in) financing activities	353	756	(320)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,181)	1,338	(4,690)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	8,548	7,210	11,900

CASH AND CASH EQUIVALENTS, END OF YEAR	$5,367	$8,548	$7,210

The accompanying notes are an integral part of these consolidated financial statements.

ALTIGEN COMMUNICATIONS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION OF THE COMPANY:

        We are a pioneer and market leader in Internet protocol telephony systems for small-to-medium sized businesses. We design, manufacture and market next generation, Internet protocol phone systems and contact centers that use both the Internet and the public telephone network to take advantage of the convergence of voice and data communications. Unlike traditional proprietary phone systems, our systems are designed with open architecture and are built on an industry standard platform. This adherence to industry standards allows our products to play an important role in the small-to-medium sized business market by delivering phone systems that can integrate with other technologies and provide integrated voice and data solutions. We believe this enables our customers to implement communication systems that have an increased return versus past technology investments. We generated net revenues of $14.8 million, for a net profit of $28,000, during fiscal year 2004. As of September 30, 2004, we had an accumulated deficit of $50.8 million. Net cash used in operating activities was $185,000 for fiscal year 2004. We were incorporated in California in May 1994 and we reincorporated into Delaware in June 1999.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Presentation

        Our consolidated financial statements reflect the operations of AltiGen Communications, Inc. and our wholly-owned subsidiary. The subsidiary is located in Shanghai, China and was incorporated in November 1998. As of September 30, 2004, we had approximately $11,000 in long lived assets in China. All significant intercompany transactions and balances have been eliminated. Our fiscal year end is September 30. Unless otherwise stated, all references to fiscal years 2004, 2003, and 2002 refer to the twelve months ended September 30 of that year. Certain amounts from prior years have been reclassified to conform to current year presentation. These reclassifications did not change previously reported total assets, liabilities, stockholders' equity or net loss.

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

Concentration of Risk

        Financial instruments that potentially subject us to a concentration of credit risk consist principally of trade receivables. We perform ongoing credit evaluations of our customers' financial condition and require letters of credit whenever deemed necessary to help reduce our credit risk. Additionally, we establish an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends related to past losses and other information. As of September 30, 2004 approximately 88% of our account receivable were concentrated with four distributors, compared to approximately 93% concentrated with three distributors as of September 30, 2003.

        Our purchases are concentrated with four suppliers and certain key chip components of our products are sole sourced. For fiscal years 2004 and 2003 these four suppliers provided 81% and 84%,

respectively, of all raw materials purchased. Loss of one of these suppliers could adversely impact our operations.

Cash and Cash Equivalents and Short-term Investments

        We consider all highly liquid investments with an original maturity of three months or less from the date of purchase to be cash equivalents. Short-term investments are in highly liquid financial instruments with original maturities greater than three months but less than one year and are classified as "available-for-sale" investments. Investments are reported at their fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity. As of September 30, 2004, our cash and cash equivalents consisted of commercial paper and cash deposited in checking and money market accounts. For fiscal years 2004, 2003, and 2002, we did not make any cash payments for interest or income taxes.

        Unrealized loss from short-term investments were $2,000 and $0 at September 30, 2004 and 2003, respectively.

Inventories

        Inventories (which include costs associated with components assembled by third-party assembly manufacturers, as well as internal labor and allocable overhead) are stated at the lower of standard cost (which approximates actual cost on a first-in, first-out method) or market value. Provisions, when required, are made to reduce excess and obsolete inventories to their estimated net realizable values. We regularly monitor inventory quantities on hand and record a provision for excess and obsolete inventories based primarily on our estimated forecast of product demand and production requirements for the next six months. We did not record any provision for excess and obsolete inventories for fiscal years 2004, 2003, or 2002. The components of inventories include (in thousands):

	September 30,
	2004	2003
Raw materials	$68	$35
Work-in-progress	95	184
Finished goods	895	691

	$1,058	$910

Property and Equipment

        Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which is three years. Depreciation expense for fiscal years 2004, 2003, and 2002, was approximately $218,000, $427,000, and $587,000, respectively. All repairs and maintenance costs are expensed as incurred.

        At September 30, 2004, equipment with a net book value of $9,000 (net of accumulated depreciation of $15,000), has been leased under capital leases.

Long-Term Investments

        As of September 30, 2004, we held an investment of common stock of private Taiwanese telecommunication company valued at approximately $195,000 accounted for using the cost method. Our interest in the company is approximately 2%, which interest does not allow us to exercise significant influence.

        In July 2004, we purchased common stock of a private Korean telecommunications company for $79,000. As a result of this investment, we acquired approximately 23% of the voting power of the company and have the right to nominate and have elected one of the three members of the company's current board of directors. We are accounting for this investment using the equity method and will record our minority interest of their results in future periods.

        We perform periodic reviews of our investments for impairment. Our investments are considered impaired when a review of the investees' operations and other indicators of impairment indicate that the carrying value of the investment is not likely to be recoverable. Such indicators include, but are not limited to, limited capital resources, limited prospects of receiving additional financing, and limited prospects for liquidity of the related securities. During fiscal year 2002, we recorded a noncash, permanent write-down of $203,000 related to impairments of an investment in Taiwan. No write-downs were recorded during fiscal years 2004 or 2003.

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

Stock-Based Compensation

        We account for stock-based compensation in accordance with the provisions of APB No. 25, "Accounting for Stock Issued to Employees," and comply with the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosures." Deferred compensation recognized under APB No. 25 is amortized to expense using the graded vesting method. We account for stock options issued to non-employees in accordance with the provisions of SFAS No. 123 and EITF No. 96-18 under the fair value based method.

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

	Fiscal Year Ended September 30,
	2004	2003	2002
Reported net income (loss)	$28	$(3,549)	$(7,077)
Add: stock-based employee compensation expense included in reported net income (loss) under APB No. 25	—	55	338
Deduct: Total stock-based compensation determined under fair value based method for all awards	(1,161)	(2,047)	(2,546)

Pro forma net loss under SFAS No. 123	(1,133)	(5,541)	(9,285)
Basic and diluted net income (loss) per share:
As reported	$0.00	$(0.26)	$(0.53)
Pro forma	(0.08)	(0.41)	(0.69)

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, and is not subject to revaluation as a result of subsequent stock price fluctuations. The following weighted-average assumptions are used:

	Employee Stock Option Plans Fiscal Year Ended September 30,			Employee Stock Purchase Plan Fiscal Year Ended September 30,
	2004	2003	2002	2004	2003	2002
Expected Life (in years)	5	5	5	0.5	0.5	0.5
Risk-free interest rate	3.3-3.7%	2.9-3.4%	3.7-4.5%	1.3%	1.0-2.1%	1.8-3.8%
Volatility	105%	111%	109%	103%	111%	109%
Expected dividend	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%

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

Revenue Recognition

        We account for the recognition of revenues in accordance with Statement of Position ("SOP") 97-2, "Software Revenue Recognition." Revenues consist of sales to end-users, including resellers, and to distributors. Revenues from sales to end-users are recognized upon shipment, when risk of loss has passed to the customer, collection of the receivable is reasonably assured, persuasive evidence of an arrangement exits, and the price is fixed and determinable. Sales to distributors are made under terms allowing certain rights of return and protection against subsequent price declines on the Company's products held by its distributors. Upon termination, any unsold products may be returned by the distributor for a full refund. These agreements may be canceled by either party based on a specified notice. As a result of the above provisions, we defer recognition of distributor revenues until such distributors resell our products to their customers. The amounts deferred as a result of this policy are reflected as "deferred revenue" in the accompanying consolidated balance sheets. The related cost of revenue is also deferred and reported in the consolidated balance sheets as inventory.

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

        For fiscal years 2004, 2003, and 2002, the following customers accounted for approximately 82%, 87% and 84% of net revenues, respectively:

	Fiscal Year Ended September 30,
	2004	2003	2002
AltiSys	14%	18%	27%
Ingram Micro	14%	21%	25%
Synnex	46%	48%	32%
Graybar	8%	—	—

        Revenues derived from sales to customers outside of the Americas, primarily in China, Norway and the United Kingdom accounted for approximately 10%, 6% and 6% of our net revenues for fiscal years 2004, 2003 and 2002, respectively.

Computation of Basic and Diluted Net Income (Loss) Per Share

        Historical net income (loss) per share has been calculated under SFAS No. 128, "Earnings per Share." SFAS No. 128 requires companies to compute earnings per share under two methods (basic and diluted). Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average shares of common stock outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Fiscal 2003, 2002 basic and diluted net loss per share numbers are identical as potential common shares resulting from the exercise of stock options are antidilutive.

        Basic and diluted income (loss) per share for each of the three years in the period ended September 30, 2004 are as follows (in thousands):

	Fiscal Year Ended September 30,
	2004	2003	2002
Reported net income (loss)	$28	$(3,549)	$(7,077)
Computation of common shares outstanding—basic income (loss) per share:
Weighted average common stock	14,242	13,643	13,371

Basic net income (loss) per share	0.00	(0.26)	(0.53)

Computation of common shares outstanding—dilute income (loss) per share:
Weighted average common stock	15,725	13,643	13,371

Diluted net income (loss) per share	0.00	(0.26)	(0.53)

Comprehensive Loss

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

        In January 2003, the FASB issued SFAS Interpretation No. 46, "Consolidation of Variable Interest Entities," and a revised interpretation of FASB Interpretation No. 46 (FIN 46R) in December 2003 (collectively FIN 46) which expands upon and strengthens existing accounting guidance concerning when a company should include in its financial statements the assets, liabilities and activities of another entity. The Company did not have any variable interest entities as of September 30, 2004 and the adoption of FIN 46 did not have a material impact on the Company's financial position or results of operations.

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

        In December 2003, the SEC issued Staff Accounting Bulletin (SAB) 104, which rescinds and updates SAB 101, "Revenue Recognition in Financial Statements." SAB 104's primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superseded as a result of the issuance of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. Application of this guidance did not have a material impact on our financial position or results of operations.

        In March 2004, the EITF reached a consensus on Issue No. 03-01, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("EITF No. 03-01"). EITF No. 03-01 provides guidance on recording other-than-temporary impairments of cost method investments and disclosures about unrealized losses on available-for-sale debt and equity securities. The adoption of this standard did not have a material impact on our consolidated balance sheet or statement of operations.

        In July 2004, the EITF reached a consensus on Issue No. 02-14, "Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock" ("EITF No. 02-14"). The consensus was that an investor should only apply the equity method of accounting when it has investments in either common stock (as already required by Accounting Principles Board Opinion No. 18 ("APB 18")) or in-substance common stock of a corporation, provided that the investor has the ability to exercise significant influence over the operating and financial policies of the investee. EITF No. 02-14 defines in-substance common stock and provides guidance on determining whether an investment is substantially similar to the common stock of the investee. EITF No. 02-14 should be applied in the first reporting period beginning after September 15, 2004. Management has not yet determined the impact of adopting EITF No. 02-14 on our financial position or results of operations.

        In November 2004, the FASB issued SFAS No. 151, "Inventory Costs". The Statement requires that abnormal amounts of idle facility expense, freight handling costs and wasted material be recognized as current-period expenses. In addition the statement requires that the allocation of production overhead be based on normal capacity. The adoption of this standard in October 2004 is not expected to have a material impact on our consolidated financial statements.

        On December 17, 2004 the FASB issued SFAS No. 123, "Share-Based Payments (revised 2004)," (SFAS No. 123R). This statement eliminates the option to apply the intrinsic value measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB Opinion No. 25), to stock compensation awards issued to employees. Rather the Statement requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award—the requisite service period (usually the vesting period). SFAS No. 123R will also require enterprises to measure the cost of employee services received in exchange for employee stock purchase plan (ESPP) awards and we will be required to expense the grant-date fair value of our ESPP awards. SFAS No. 123R will be effective for our fiscal quarter beginning July 1, 2005. We have not yet quantified the effect of the future adoption of SFAS No. 123R on a going forward basis.

3. WARRANTY:

        The Company provides a one year warranty for hardware products starting upon shipment to end users. We historically have experienced minimal warranty costs. Factors that affect our warranty liability include the number of installed units, historical experience and management's judgment regarding anticipated rates of warranty claims and cost per claim. We assess the adequacy of our recorded warranty liability every quarter and make adjustments to the liability if necessary.

        Changes in our warranty liability for the fiscal year ended September 30, 2004 and 2003, are as follows (in thousands):

	September 30,
	2004	2003
Beginning balance	$644	$590
Provisions for warranty liability	147	307
Other adjustments	(193)	—
Warranty cost including labor, components and scrap	(174)	(253)

Ending balance	$424	$644

        Other adjustments were the result of a significant decline in the product return rate caused by changes in the Company's management of the return programs.

4. COMMITMENTS AND CONTINGENCIES:

Commitments

        We lease our facilities under various operating lease agreements expiring on various dates through February 2009. In December 2003, we leased approximately 32,000 square feet to serve as our headquarters for corporate administration, research and development, manufacturing, and sales and marketing facility in Fremont, California. The lease for our headquarters expires on February 21, 2009. Rent expense for all operating leases totaled approximately $510,000, $818,000, and $756,000, for fiscal years 2004, 2003, and 2002, respectively. In addition, the Company leases certain equipment under capital lease arrangements. Minimum future lease payments under all noncancellable capital and operating leases as of September 30, 2004 are as follows (in thousands):

Fiscal Year Ending September 30,	Capital Leases	Operating Leases
2005	$5	$393
2006	2	395
2007	2	360
2008	—	272
2009	—	92

Total minimum lease payment	9	$1,512

Amount representing interest	1

Present value of minimum lease payment	8
Current portion	5

Long-term portion	$3

Contingencies

        We may become party to litigation in the normal course of our business. Litigation in general, and intellectual property and securities litigation in particular, can be expensive and disruptive to normal business operations. Moreover, the results of complex litigation are difficult to predict.

        On September 6, 2002, Vertical Networks, Inc. filed suit against us in the United States District Court for the Northern District of California, alleging infringement of Vertical Networks' U.S. Patents Nos. 6,266,341; 6,289,025; 6,292,482; 6,389,009; and 6,396,849. On October 28, 2002, Vertical Networks amended its complaint to add allegations of infringement of U.S. Patents Nos. 5,617,418 and 5,687,174. Vertical Networks filed a second amended complaint on November 20, 2002 to identify our products and/or activities that allegedly infringe the seven patents-in-suit. Vertical Networks seeks a judgment of patent infringement and an award of damages, including treble damages for alleged willful infringement, and attorneys' fees and costs. We filed an answer and counterclaims for declaratory relief on December 9, 2002. On December 26, 2002, Vertical Networks filed its answer to our counterclaims. Vertical Networks served its preliminary infringement contentions on us on April 9, 2003 and we served Vertical Networks our preliminary invalidity contentions on June 3, 2003 and July 14, 2003. To date, the parties have exchanged some discovery, but no depositions have been taken, and no motions are currently pending. On October 7, 2003, the parties filed a stipulation to stay this action, pending the outcome of the reissue of some of the subject patents before the U.S. Patent and Trademark Office. We believe we have strong defenses and arguments in this dispute and intend to vigorously litigate our position. Management's view is that any loss from this litigation is not probable or estimable.

5. CAPITAL STOCK:

Common Stock

        We are authorized to issue 50,000,000 shares of common stock. At September 30, 2004, we had reserved the following shares of common stock for future issuance:

1994 Stock Option Plan	1,043,369
1999 Employee Stock Purchase Plan	696,524
1999 Stock Option Plan	4,327,757

6,115,272

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

        Option activity under the 1994 and 1999 Plans ("the Plans") was as follows:

	Options available for grant	Options outstanding	Weighted Average Exercise Price
Balance as of October 1, 2001	1,713,215	4,133,050	$3.96
Authorized for grant	688,624	—
Granted (weighted average of fair value of $0.71)	(531,155)	531,155	0.88
Exercised	—	(624,197)	0.18
Canceled	494,237	(494,237)	4.34

Balance as of September 30, 2002	2,364,921	3,545,771	4.10
Authorized for grant	673,985	—
Granted (weighted average of fair value of $0.51)	(873,000)	873,000	0.64
Exercised	—	(365,431)	0.95
Canceled	451,055	(451,055)	1.73

Balance as of September 30, 2003	2,616,961	3,602,285	3.88
Authorized for grant	699,527	—
Granted (weighted average of fair value of $0.51)	(808,000)	808,000	3.75
Exercised	—	(229,075)	1.05
Canceled	429,411	(429,396)	5.90

Balance as of September 30, 2004	2,937,899	3,751,814	$3.79

Exercisable at September 30, 2002		2,030,433	$4.76
Exercisable at September 30, 2003		2,508,791	$5.02

        The following table summarizes information concerning outstanding and exercisable options at September 30, 2004:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.17-$0.71	659,280	7.65	$0.57	313,239	$0.53
0.72-0.92	631,386	6.33	0.79	506,009	0.79
0.93-2.42	737,849	6.68	1.64	712,581	1.64
2.43-3.81	82,946	7.44	2.81	38,238	3.13
3.82-4.33	715,500	9.27	3.82	0	0.00
4.34-12.69	924,853	5.15	9.92	924,853	9.92

	3,751,814	6.92	$3.79	2,494,920	$4.42

Deferred Stock Compensation

        In connection with the issuance of certain stock options to employees in fiscal years 1999 and 1998, we recorded deferred stock compensation in the aggregate amount of approximately $3,892,000, representing the difference between the deemed fair value of our common stock and the exercise price of stock options at the date of grant prior to our initial public offering. For fiscal years 2003 and 2002, amortization of deferred stock compensation expense was approximately $55,000 and $338,000, respectively. We fully amortized the deferred stock compensation in fiscal year 2003.

1999 Employee Stock Purchase Plan

        Under the 1999 Employee Stock Purchase Plan (the "1999 Purchase Plan"), 696,524 shares of common stock are reserved for issuance at September 30, 2004 to eligible employees at a price of 85% of the lower of the fair market value of the common stock on the first day of the offering period or a specified exercise date (last trading day in April or October). The number of reserved shares will be increased on the first day of each fiscal year by the lesser of (i) 598,928 shares, (ii) 2% of the outstanding shares on that date or (iii) a lesser amount determined by the Board of Directors. Participants under the 1999 Purchase Plan generally may not purchase shares on any exercise date to the extent that, immediately after the grant, the participant would own stock totaling 5% or more of the total combined voting power of all stock of the Company, or greater than $25,000 worth of stock in any calendar year. In addition, no more than 5,989 shares may be purchased by any participant during any offering period. In the event of a sale or merger of the Company, the Board may accelerate the exercise date of the current purchase period to a date prior to the change of control, or the acquiring company may assume or replace the outstanding purchase rights under the 1999 Purchase Plan. On October 1, 2004, we increased the number of shares reserved for the Employee Stock Purchase Plan in the amount of 279,811 shares. In fiscal year 2004, 178,989 shares were purchased by and distributed to employees at a price ranging from of $0.47 to $2.35 per share.

Stock Repurchase Program

        On April 24, 2001, our Board of Directors authorized a stock repurchase program to buy back our outstanding common stock in the open market. Under this repurchase program, we repurchased $909,490 and $105,009 during fiscal 2002 and 2001, respectively, of common stock. The stock repurchased program ended on January 2002.

6. DEFERRED STOCK COMPENSATION:

        Amortization of deferred stock compensation relates to the following items in the accompanying consolidated statements of operations (in thousands):

	Fiscal Year Ended September 30,
	2004	2003	2002
Research and development	$—	$23	$143
Sales and marketing	—	27	104
General and administrative	—	5	91

	$—	$55	$338

7. INCOME TAXES:

        We account for income taxes pursuant to SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. The following is a summary of the significant components of the our deferred tax asset (in thousands):

	September 30,
	2004	2003
Net operating loss carryforwards	$15,752	$15,420
Reserve and other cumulative temporary differences	2,100	101
Research and development credit carryforward	1,087	1,160
Net capitalized research and development expenses	698	884

	19,637	17,565
Valuation allowance	(19,637)	(17,565)

Net deferred tax asset	$—	$—

        A reconciliation between the Company's effective tax rate and the U.S. statutory rate is as follows:

	Fiscal Year Ended September 30,
	2004	2003	2002
Tax at federal statutory rate	35.0%	(35.0)%	(35.0)%
Tax exempt investment income
Change in valuation allowance	(94.0)	34.7	34.8
Other	59.0	1.3	1.8
Tax credits	—	(1.0)	(1.6)

Provision for income taxes	0.0%	0.0%	0.0%

        As of September 30, 2004, we had cumulative net operating loss carryforwards for federal and state income tax reporting purposes of approximately $42.6 million and $14.6 million, respectively, which expire on various dates from 2009 to 2024. Under current tax law, net operating loss carryforwards available in any given year may be limited upon the occurrence of certain events, including significant changes in ownership interest. The annual use of our net operating loss and credit carryforwards would be limited according to these provisions. Management has not yet determined the extent of such limitations. Such limitations may result in the loss of carryforwards benefits due to their expiration.

        A valuation allowance has been recorded for the entire deferred tax asset as a result of uncertainties regarding realization of the asset, including limited operating history of the Company, lack of profitability to date and uncertainty over future operating profitability and taxable income. As of September 30, 2004 and 2003 we had no significant deferred tax liabilities.

8. RELATED PARTY TRANSACTION:

        In July 2004, we purchased common stock of a private Korean telecommunications company for $79,000. As a result of this investment, we acquired approximately 23% of the voting power of the company and have the right to nominate and have elected one of the three members of the company's current board of directors. We are accounting for this investment using the equity method and will record our minority interest of their results in future periods. We had revenue from product sales to this company of $100,000 in fiscal 2004. We did not have any accounts receivable at September 30, 2004.

9. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

        The following is a summary of our unaudited quarterly financial results:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Fiscal Year Ended September 30,
2004:
Revenues, net	$3,630	$3,293	$3,883	$4,036
Gross profit	2,192	2,043	2,403	2,597
Net income (loss)	(46)	(246)	185	135
Basic and diluted net income (loss) per share	(0.00)	(0.02)	0.01	0.01
2003:
Revenues, net	$2,890	$2,355	$3,401	$3,178
Gross profit	1,560	1,341	2,004	1,941
Net loss	(985)	(1,453)	(629)	(482)
Basic and diluted net loss per share	(0.07)	(0.11)	(0.05)	(0.03)

ALTIGEN COMMUNICATIONS, INC. AND SUBSIDIARY
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Classification	Balance at Beginning of Fiscal Year	Charged to Costs and Expenses	Deductions	Balance at End of Fiscal Year
	(in thousands)
Allowance for doubtful accounts:
2004	$60	$35	$(60)	$35
2003	$227	$(3)	$(164)	$60
2002	$403	$(183)	$7	$227
Inventory reserve:
2004	$2,918	$—	$(293)	$2,625
2003	$3,319	$—	$(401)	$2,918
2002	$3,596	$—	$(277)	$3,319

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 29, 2004	ALTIGEN COMMUNICATIONS, INC.
	By:	/s/ GILBERT HU Gilbert Hu President and Chief Executive Officer

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

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ GILBERT HU Gilbert Hu	Chief Executive Officer (principal executive officer) and Director	December 29, 2004
/s/ PHILIP MCDERMOTT Philip McDermott	Chief Financial Officer (principal financial and accounting officer)	December 29, 2004
/s/ KENNETH TAI Kenneth Tai	Director	December 29, 2004
/s/ RICHARD BLACK Richard Black	Director	December 29, 2004
/s/ TACHENG CHESTER WANG Tacheng Chester Wang	Director	December 29, 2004
/s/ MIKE MON YEN TSAI Mike Mon Yen Tsai	Director	December 29, 2004

AltiGen Communications, Inc.
Exhibit Index

Exhibit Number	Description
3.1*	Amended and Restated Certificate of Incorporation.
3.2*****	Second Amended and Restated Bylaws.
4.2*	Specimen common stock certificates.
4.3*	Third Amended and Restated Rights Agreement dated May 7, 1999 by and among AltiGen Communications, Inc. and the Investors and Founder named therein.
10.1*	Form of Indemnification Agreement.
10.2*	1994 Stock Option Plan, as amended, and form of stock option agreement.
10.3*	1998 Stock Purchase Plan.
10.4****	1999 Stock Plan, as amended, and form of stock option agreement.
10.5***	1999 Employee Stock Purchase Plan, as amended, and forms of subscription agreement and notice of withdrawal.
10.8****	Lease agreement: 4555 Cushing Parkway, Fremont, California between VEF III Funding, LLC and AltiGen Communications, Inc., dated October 1, 2003.
10.14*++	Distribution Agreement between Ingram Micro Inc. and AltiGen Communications, Inc. dated June 12, 1998.
10.19*	Employment Agreement by and between the Registrant and Philip McDermott, dated June 8, 1999.
10.26**++	OEM Agreement between AltiSys Communications and AltiGen Communications, Inc., dated January 18, 1999.
10.27****++	Distribution Agreement between Synnex Information Technologies, Inc. and AltiGen Communications, Inc. dated December 22, 1999.
10.28****++	Distribution Agreement between Graybar Electric Company, Inc. and AltiGen Communications, Inc. dated June 12, 2003.
21.1*	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney (included on signature page).
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley act of 2002.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Incorporated by reference to exhibit filed with the Registrant's Registration Statement on Form S-1 (No. 333-80037) declared effective on October 4, 1999.

**
Incorporated by reference to exhibit filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2001.

***
Incorporated by reference to exhibit filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2002.

****
Incorporated by reference to exhibit filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2003.

*****
Incorporated by reference to exhibit filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

++
Confidential treatment was granted for certain portions of this exhibit.

QuickLinks

TABLE OF CONTENTS
PART I
  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 4A. Executive Officers of the Registrant
PART II
  Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Financial Statements and Supplementary Data
  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
  Item 9A. Controls and Procedures
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13. Certain Relationships and Related Transactions
  Item 14. Principal Accountant Fees and Services
PART IV
  Item 15. Exhibits and Financial Statement Schedules
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
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