Form 10-Q
period 2004-12-31
ALTIGEN COMMUNICATIONS INC
filed 2005-02-11
CIK 1003607

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2004

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

Indicate by check mark whether the registrant is an accelerated filer.     YES ☐ NO  ☒

The number of shares of our common stock outstanding as of February 9, 2005 was: 14,563,687 shares

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements

ALTIGEN COMMUNICATIONS, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31, 2004	September 30, 2004

ASSETS
Current assets:
Cash and cash equivalents	$6,753	$5,367
Short-term investments	3,261	4,667
Accounts receivable, net of allowances of $30 and $35 at December 31, 2004 and September 30, 2004, respectively	2,015	1,857
Inventories	890	1,058
Prepaid expenses and other current assets	168	67
Total current assets	13,087	13,016
Property and equipment:
Furniture and equipment	1,004	987
Computer software	920	915
	1,924	1,902
Less: Accumulated depreciation and amortization	(1,772)	(1,750)
Net property and equipment	152	152
Other non-current assets:
Long-term investment	255	274
Long-term deposit	74	74
Total other non-current assets	329	348
Total assets	$13,568	$13,516

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$724	$798
Accrued liabilities:
Payroll and related benefits	273	330
Warranty (Note 3)	407	424
Marketing	126	139
Other	424	493
Deferred revenue	295	518
Total current liabilities	2,249	2,702

Long-term deferred rent	134	145

Stockholders' equity:
Convertible preferred stock, $0.001 par value; Authorized - 5,000,000 shares; None issued and outstanding at December 31, 2004 and September 30, 2003	--	--
Common stock, $0.001 par value; Authorized - 50,000,000 shares; Outstanding - 15,594,607 shares at December 31, 2004 and 15,462,506 shares at September 30, 2004	15	15
Treasury stock at cost - 1,063,895 shares at December 31, 2004 and September 30, 2004	(1,014)	(1,014)
Additional paid-in capital	62,678	62,505
Accumulated other comprehensive loss	--	(2)
Accumulated deficit	(50,494)	(50,835)
Total stockholders' equity	11,185	10,669
Total liabilities and stockholders' equity	$13,568	$13,516

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALTIGEN COMMUNICATIONS, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (in thousands, except per share amounts)

	Three Months Ended December 31,
	2004	2003

Net revenue:
Hardware	$3,564	$3,220
Software	711	410
Total net revenue	4,275	3,630
Cost of revenues:
Hardware	1,615	1,406
Software	52	32
Total cost of revenues	1,667	1,438

Gross profit	2,608	2,192

Operating expenses:
Research and development	822	828
Sales and marketing	1,001	1,013
General and administrative	475	422

Total operating expenses	2,298	2,263

Income (loss) from operations	310	(71)
Interest and other income, net	42	25

Net income (loss) before tax	352	(46)
Income taxes	10	--
Net income (loss)	$342	$(46)

Basic and diluted net income (loss) per share	$0.02	$(0.00)

Weighted average shares used in computing basic net income (loss) per share	14,459	14,116

Weighted average shares used in computing diluted net income (loss) per share	15,797	14,116

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALTIGEN COMMUNICATIONS, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended December 31,
	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)	$342	$(46)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	22	73
Changes in operating assets and liabilities
Accounts receivable	(158)	(331)
Inventories	168	196
Prepaid expenses and other current assets	(101)	(21)
Accounts payable	(74)	(445)
Accrued liabilities	(156)	7
Deferred revenue	(223)	(144)
Deferred rent	(11)	--
Net cash used in operating activities	(191)	(711)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(1,594)	(3,369)
Proceeds from sale and maturities of short-term investments	3,000	1,591
Changes in other non-current assets	19	(50)
Purchases of property and equipment	(22)	(7)
Net cash provided by (used in) investing activities	1,403	(1,835)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuances of common stock	174	109
Net cash provided by financing activities	174	109
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,386	(2,437)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,367	8,548
CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,753	$6,111

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

These financial statements should be read in conjunction with our audited consolidated financial statements for the fiscal year ended September 30, 2004, included in the Company's 2004 Annual Report on Form 10-K filed with the SEC on December 29, 2004. AltiGen's results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

We consider all highly liquid investments with an original maturity of three months or less from the date of purchase to be cash equivalents. Short-term investments are in highly liquid financial instruments with original maturities greater than three-months but less than one year and are classified as "available-for-sale" investments. Investments are reported at their fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity. As of December 31, 2004, our cash and cash equivalents consisted of commercial paper and cash deposited in checking and money market accounts. For the three months ended December 31, 2004 and 2003, we did not make any cash payments for interest or income taxes.

Unrealized loss from short-term investments were $0 at December 31, 2004 and $2,000 at September 30, 2004, respectively.

INVENTORIES

Inventories (which include costs associated with components assembled by third-party assembly manufacturers, as well as internal labor and allocable overhead) are stated at the lower of cost (which approximates actual cost on first-in, first-out method) or market. Provisions, when required, are made to reduce excess and obsolete inventories to their estimated net realizable values. We regularly monitor inventory quantities on hand and record a provision for excess and obsolete inventories based primarily on our estimated forecast of product demand and production requirements for the next six months. We did not record any provision for excess and obsolete inventories for the three months ended December 31, 2004 and 2003. The components of inventories include (in thousands):

	December 31, 2004	September 30, 2004
Raw materials	$248	$68
Work-in-progress	87	95
Finished goods	555	895
	$890	$1,058

LONG-TERM INVESTMENT

As of December 31, 2004, we held an investment of common stock in a private Taiwanese telecommunication company valued at approximately $195,000 accounted for using the cost method. Our interest in the company is approximately 2%, which interest does not allow us to exercise significant influence.

In July 2004, we purchased common stock of a private Korean telecommunications company for approximately $79,000. As a result of this investment, we acquired approximately 23% of the voting power of the company and have the right to nominate and have elected one of the three members of the company's current board of directors.  We are accounting for this investment using the equity method.

We perform a periodic review of our investments for impairment. Our investments are considered impaired when a review of the investees' operations and other indicators of impairment indicate that the carrying value of the investment is not likely to be recoverable. Such indicators include, but are not limited to, limited capital resources, limited prospects of receiving additional financing, and limited prospects for liquidity of the related securities.

REVENUE RECOGNITION

We account for the recognition of software license revenues in accordance with Statement of Position ("SOP") 97-2, "Software Revenue Recognition." Revenues consist of sales to end-users, including resellers, and to distributors. Revenues from sales to end-users are recognized upon shipment, when risk of loss has passed to the customer, collection of the receivable is reasonably assured, persuasive evidence of an arrangement exits, and the price is fixed and determinable. Sales to distributors are made under terms allowing certain rights of return and protection against subsequent price declines on the Company's products held by its distributors. Upon termination, any unsold products may be returned by the distributor for a full refund. These agreements may be canceled by either party based on a specified notice. As a result of the above provisions, we defer recognition of distributor revenues until such distributors resell our products to their customers. The amounts deferred as a result of this policy are reflected as "deferred revenue" in the accompanying consolidated balance sheets. The related cost of revenue is also deferred and reported in the consolidated balance sheets as inventory.

Software components are generally not sold separately from our hardware components. Software revenues consist of license revenues that are recognized upon the delivery of application products. We provide limited post-contract customer support ("PCS"), consisting primarily of technical support and "bug" fixes. In accordance with SOP 97-2, revenue earned on software arrangements involving multiple elements is allocated to each element based upon the relative fair values of the elements. Although we provide PCS, the revenue allocated to this element is recognized together with the initial licensing fee on delivery of the software because: (1) the PCS fee is included with the initial licensing fee; (2) the PCS included with the initial license fee is for one year or less; (3) the estimated cost of providing PCS during the arrangement is insignificant; and (4) unspecified upgrades/enhancements offered for minimal or no cost during PCS arrangements historically have been and are expected to continue to be minimal and infrequent. All estimated costs of providing the services, including upgrades and enhancements, are accrued for at the time of delivery.

STOCK-BASED COMPENSATION

We account for stock-based compensation in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and comply with the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123 as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosures." Deferred compensation recognized under APB Opinion No. 25 is amortized to expense using the graded vesting method. We account for stock options issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force ("EITF") No. 96-18 under the fair value based method.

We adopted the disclosure-only provisions of SFAS No. 123, and accordingly, no expense has been recognized for options granted to employees under our various option plans. We amortize deferred stock-based compensation over the vesting periods of the applicable stock purchase rights and stock options, generally four years. Had compensation expense been determined based on the fair value at the grant date for awards, consistent with the provisions of SFAS No. 123, the Company's pro forma net loss and net loss per share would be as follows (in thousands, except per share data):

	Three Months Ended December 31,
	2004	2003

Reported net income (loss)	$342	$(46)
Add: Total stock-based employee compensation expense included in reported net loss under APB No. 25	--	--
Deduct: Total stock-based compensation determined under fair value based method for all awards	(396)	(246)

Pro forma net loss under SFAS No. 123	$(54)	$(292)

Basic and diluted net income (loss) per share – as reported	$0.02	$(0.00)

Basic and diluted net loss per share – pro forma	$(0.00)	$(0.02)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, and is not subject to revaluation as a result of subsequent stock price fluctuations. The following weighted-average assumptions are used:

	Employee Stock Option Plan for Three Months Ended December 31,
	2004	2003
Expected Life (in years)	5	5
Risk-free interest rate	3.5%	3.4%
Volatility	103%	113%
Expected dividend	0.0%	0.0%

	Employee Stock Purchase Plan for Three Months Ended December 31,
	2004	2003
Expected Life (in years)	0.5	0.5
Risk-free interest rate	2.5%	1.1%
Volatility	102%	113%
Expected dividend	0.0%	0.0%

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

COMPUTATION OF BASIC AND DILUTED NET INCOME (LOSS) PER SHARE

Historical net income (loss) per share has been calculated under SFAS No. 128, "Earnings per Share." SFAS No. 128 requires companies to compute earnings per share under two methods (basic and diluted). Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average shares of common stock outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For all periods but the quarter ended December 31, 2004, basic and diluted net loss per share numbers were identical as potential common shares resulting from the exercise of stock options were antidilutive

	Three Months Ended December 31,
	2004	2003
	(in thousands, except per share data)
Net Income (loss)	$342	$(46)
Weighted average shares outstanding – basic	14,459	14,116
Add: Dilutive stock options	1,338	--
Weighted average shares outstanding – diluted	15,797	14,116
Basic and diluted earnings (loss) per share	$0.02	$(0.00)

COMPREHENSIVE INCOME

Comprehensive income (loss) consists of net income (loss) plus the effect of foreign currency translation adjustments and other unrealized gains and losses, which were not material for each of the three months ended December 31, 2004 and 2003, respectively. Accordingly, comprehensive income (loss) closely approximates actual net income (loss).

SEGMENT REPORTING

We are organized and operate as one operating segment. We operate primarily in one geographic area, the Americas, which is comprised of the United States, Canada, Mexico, Central America and the Caribbean.

Net revenue by geographic region based on customer location for the three months ended December 31, 2004 and 2003, respectively, were as follows:

	Three Months Ended December 31,
	2004	2003

Americas	85%	92%
International	15%	8%
	100%	100%

International is comprised of revenues primarily from China, the United Kingdom and Norway. All significant long-lived assets are located in the United States for all periods presented.

Net revenue by customers that individually accounted for more than 10% of our revenue for the three months ended December 31, 2004 and 2003, respectively, were as follows:

	Three Months Ended December 31,
	2004	2003

AltiSys	10%	17%
Ingram Micro (see Note 5)	7%	18%
Synnex	49%	48%
Graybar	10%	--

Graybar became our distributor starting in June 2003 but did not generate any significant revenue for the three months ended December 31, 2003.

2. RECENT ACCOUNTING PRONOUNCEMENTS

In July 2004, the EITF reached a consensus on Issue No. 02-14, "Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock" ("EITF No. 02-14"). The consensus was that an investor should only apply the equity method of accounting when it has investments in either common stock (as already required by APB Opinion No. 18) or in-substance common stock of a corporation, provided that the investor has the ability to exercise significant influence over the operating and financial policies of the investee. EITF No. 02-14 defines in-substance common stock and provides guidance on determining whether an investment is substantially similar to the common stock of the investee. EITF No. 02-14 should be applied in the first reporting period beginning after September 15, 2004 The adoption of this standard did not have a material impact on our consolidated financial statements.

In November 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 151, "Inventory Costs." The statement requires that abnormal amounts of idle facility expense, freight handling costs and wasted material be recognized as current-period expenses. In addition, the statement requires that the allocation of production overhead be based on normal capacity. The adoption of this standard in October 2004 did not have a material impact on our consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, which eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 will be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to have material impact on our consolidated financial statements.

Also in December 2004, the FASB issued SFAS No. 123, "Share-Based Payments (revised 2004)," (SFAS No. 123R). This statement eliminates the option to apply the intrinsic value measurement provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees", to stock compensation awards issued to employees. Rather the statement requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award – the requisite service period (usually the vesting period). SFAS No. 123R will also require enterprises to measure the cost of employee services received in exchange for employee stock purchase plan ("ESPP") awards and we will be required to expense the grant-date fair value of our ESPP awards. SFAS No. 123R will be effective for our fiscal quarter beginning July 1, 2005. We have not yet quantified the effect of the future adoption of SFAS No. 123R on a going forward basis.

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

Changes in our warranty liability for the three months ended December 31, 2004 and 2003, respectively, are as follows (in thousands):

	Three Months Ended December 31,
	2004	2003

Beginning balance	$424	$644
Provisions for warranty liability	23	60
Warranty cost including labor, components and scrap	(40)	(34)
Ending balance	$407	$670

4. COMMITMENTS AND CONTINGENCIES

Commitments

We lease our facilities under various operating lease agreements expiring on various dates through February 2009. The lease for our headquarters expires on February 21, 2009. Rent expense for this operating lease totaled approximately $126,000 and $162,000 for the three months ended December 31, 2004 and 2003, respectively. Minimum future lease payments under a noncancellable operating lease as of December 31, 2004 are as follows (in thousands):

Fiscal Year Ending September 30,	Capital Leases	Operating Leases
2005	4	314
2006	2	403
2007	2	361
2008	--	271
Thereafter	--	92
Total minimum lease payment	8	$1,441
Amount representing interest	1
Present value of minimum lease payment	7
Current portion	4
Long-term portion	$3

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

5. SUBSEQUENT EVENT

In January 2005, we sent 90 days written notice to Ingram Micro to terminate our distribution agreement. As of December 31, 2004, the balances outstanding with Ingram Micro were $45,000 in inventory and $136,000 in accounts receivable.

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

The forward-looking statements contained herein reflect our judgment as of the date of this report with respect to future events, the outcome of which is subject to certain risks, that may have a significant impact on our business, operating results or financial condition. You are cautioned that these forward-looking statements are inherently uncertain. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. You should carefully review the cautionary statements contained in this Form 10-Q, including those found in "Certain Factors Affecting Business, Operating Results, and Financial Condition" below.

OVERVIEW

We provide converged Internet protocol phone systems to small-to-medium sized businesses. We first recognized revenues from product sales of our Quantum board and AltiWare software in July 1996. We generated net revenues of $4.3 million and $3.6 million for the three months ended December 31, 2004 and 2003, respectively. As of December 31, 2004, we had an accumulated deficit of $50.5 million.

We derive our revenues from sales of our AltiServ system, which includes hardware and software bundled into a suite of telephone systems. Product revenues consist of sales to end-users (including dealers) and to distributors. Revenues from product sales to end-users and resellers are recognized upon shipment. We defer recognition of revenue for sales to distributors until they resell our products to their customers. Upon shipment, we also provide a reserve for the estimated cost that may be incurred for product warranty. Under our distribution contracts, a distributor has the right, in certain circumstances, to return products it determines are overstocked, so long as it provides an offsetting purchase order for products in an amount equal to or greater than the dollar value of the returned products. In addition, we provide distributors protection from subsequent price reductions on the inventories they carry on hand.

Our cost of revenues consists of component and material costs, direct labor costs, provisions for excess and obsolete inventory, warranty costs and overhead related to the manufacturing of our products. Several factors that have affected, and will continue to affect, our revenue growth include the state of the economy, the market acceptance of our products, our ability to add new resellers and our ability to design, develop, and release new products. We engage third-party assemblers, which, for the three months ended December 31, 2004, were All Quality Services and Bestronics in San Jose, to insert the hardware components into the printed circuit board. We selected our manufacturing partners with the goals of ensuring a reliable supply of high-quality finished products and lowering per unit product costs as a result of manufacturing economies of scale. We cannot assure you that we will achieve or maintain the volumes required to realize these economies of scale or when or if such cost reductions will occur. The failure to obtain such cost reductions, or maintain such reductions if they occur, could materially adversely affect our gross margins and operating results.

We continue to focus on developing enhancements to our current products to provide greater functionality and increased capabilities, based on our market research, customer feedback and our competitors' product offerings. We also continue to focus on creating new product offerings. In particular, we are focusing on developing products that allow us to enhance our position in our target market segment and to enter new geographical markets. Additionally, we intend to continue to focus on selling our products to small-to-medium sized businesses and branch offices of larger corporations, which are offices with less than 500 employees, with particular emphasis in the Internet protocol phone systems segment of the telecommunications market. Also, we plan to continue to recruit additional resellers and distributors that focus on selling phone systems to our target customers. There can be no assurance, however, that we will be successful in developing any new products or enhancements to existing products, entering new geographical or product markets or expanding our network of resellers and distributors. We believe that the adoption rate for this new technology is much faster with small-to-medium sized businesses because they do not have significant investment on their books for traditional phone systems. We believe that these businesses are looking for call center-type administration to increase the productivity and efficiency of their contacts with customers. Assuming continuing market trends, successful product enhancements, continuing acceptance of the call center products, continuing growth in the marketplaces of China, the United Kingdom and Norway, and the status quo of the North American economy, we expect to see continued revenue growth year over year.

CRITICAL ACCOUNTING POLICIES

Revenue recognition. Revenues consist of sales to end-users, including resellers, and to distributors. Revenues from sales to end-users are recognized upon shipment, when risk of loss has passed to the customer, collection of the receivable is reasonably assured, persuasive evidence of an arrangement exists, and the price is fixed and determinable. We provide for estimated sales returns and allowances and warranty costs related to such sales at the time of shipment. Net revenues consist of product revenues reduced by estimated sales returns and allowances. Sales to distributors are made under terms allowing certain rights of return and protection against subsequent price declines on our products held by its distributors. Upon termination, any unsold products may be returned by the distributor for a full refund. These agreements may be canceled without cause by either party following a specified notice period. As a result of the above provisions, we defer recognition of distributor revenues until such distributors resell our products to their customers. The amounts deferred as a result of this policy are reflected as "deferred revenue" in the accompanying consolidated balance sheets. The related cost of revenues is also deferred and reported in the consolidated balance sheets as inventory. Our total deferred revenue was $295,000 as of December 31, 2004.

Software components are generally not sold separately from our hardware components. Software revenues consist of license revenues that are recognized upon the delivery of application products. We provide limited post-contract customer support ("PCS"), consisting primarily of technical support and "bug" fixes. In accordance with SOP 97-2, revenue earned on software arrangements involving multiple elements is allocated to each element based upon the relative fair values of the elements. Although we provide PCS, the revenue allocated to this element is recognized together with the initial licensing fee on delivery of the software because: (1) the PCS fee is included with the initial licensing fee; (2) the PCS included with the initial license fee is for one year or less; (3) the estimated cost of providing PCS during the arrangement is insignificant; and (4) unspecified upgrades/enhancements offered for minimal or no cost during PCS arrangements historically have been and are expected to continue to be minimal and infrequent. All estimated costs of providing the services, including upgrades and enhancements, are accrued for at the time of delivery.

Allowance for Doubtful Accounts. The allowance for doubtful accounts is based on our assessment of the collectibility of specific customer accounts and the aging of the accounts receivable. If there were a deterioration of a major customer's creditworthiness, or actual defaults were higher than our historical experience, we could be required to increase our allowance and our earnings could be adversely affected. Our allowance for doubtful accounts was $30,000 as of December 31, 2004.

Inventory. Inventory is stated at the lower of cost (first-in, first-out method) or market. Our inventory balance was $0.9 million as of December 31, 2004. We regularly review value of inventory in detail, with consideration given to future customer demand for our products, obsolescence from rapidly changing technology, and other factors. If actual market conditions are less favorable than those projected by management, and our estimates prove to be inaccurate, we could be required to increase our inventory provision and our gross margins could be adversely affected. Our inventory allowance was $2.6 million as of December 31, 2004.

Warranty. We accrue for warranty costs based on estimated product return rates and the expected material and labor costs to provide warranty services. If actual return rates and repair and replacement costs differ significantly from our estimates, our gross margin could be adversely affected. The liability for product warranties was $407,000 as of December 31, 2004.

Results of Operations

The following table sets forth consolidated statements of operations data for the periods indicated as a percentage of net revenues.

	Three Months Ended December 31
	2004	2003
Consolidated Statements of Operations Data:
Net revenue:
Hardware	83.4%	88.7%
Software	16.6	11.3
Total net revenue	100.0	100.0
Cost of revenues:
Hardware	37.8	38.7
Software	1.2	0.9
Total cost of revenues	39.0	39.6

Gross profit	61.0	60.4

Operating expenses:
Research and development	19.2	22.8
Sales and marketing	23.4	27.9
General and administrative	11.1	11.6

Total operating expenses	53.7	62.3

Income (loss) from operations	7.3	(1.9)
Interest and other income, net	0.9	0.7
Net income (loss) before tax	8.2	(1.2)
Provision for income taxes	0.2	--

Net income (loss)	8.0%	(1.2)%

Revenues, net. Revenues consist of sales to end users (including resellers) and distributors.

Net Revenue by Geographic Area:

	Three Months Ended December 31,
	2004	2003

Americas	85%	92%
International	15%	8%
	100%	100%

Net Revenue by Customers:

	Three Months Ended December 31,
	2004	2003

AltiSys	10%	17%
Ingram Micro (see Note 5)	7%	18%
Synnex	49%	48%
Graybar	10%	--

Revenues generated in the Americas accounted for $3.6 million or 85% of revenues for the three months ended December 31, 2004 and $3.3 million or 92% of revenues for the three months ended December 31, 2003. Net revenues increased 18% to $4.3 million for the three months ended December 31, 2004 from $3.6 million for the three months ended December 31, 2003 due to the increased sales in telephone systems as a result of increasing our market presence through better performing resellers , selling more products into the call center market space, the sales of larger systems and the doubling of our international revenues, primarily through sales in China. Effective February 7, 2005, we lowered the price on our AltiServ1-IP Internet Protocol business system in response to increased price competition in the 8 to 50 users target market. The potential negative impact to our gross profit in the second quarter of fiscal year 2005 could be approximately $90,000.

Cost of revenues. Cost of revenues for the three months ended December 31, 2004 increased $0.3 million or 16% to $1.7 million from approximately $1.4 million for the three months ended December 31, 2003 primarily due to an increase in overall sales of products and the requisite increase in product costs. Cost of revenues as a percentage of net revenues remained unchanged at approximately 39% for the three months ended December 31, 2004 and 2003, respectively. No additional provision for excess or obsolete inventory was necessary in the three months ended December 31, 2004.

Research and development expenses. Research and development expenses consist principally of salaries and related personnel expenses, consultant fees and prototype expenses related to the design, development and testing of our products and enhancement of our converged telephone system software. Research and development expenses remained unchanged at $0.8 million for the three months ended December 31, 2004 and 2003, respectively. We expect research and development expenses to remain relatively flat due to the uncertainty about customers' spending patterns in the current economic environment. Management continues to monitor research and development expenses and plans to keep them in line with expected revenue opportunities.

Sales and marketing expenses. Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in marketing, sales and customer support functions, as well as trade shows, advertising, and promotional expenses. Sales and marketing expenses remained unchanged at $1.0 million for the three months ended December 31, 2004 and 2003, respectively. We expect sales and marketing expenses to remain relatively flat due to the uncertainty about customers' spending patterns in the current economic environment; however, some expenses vary with revenues, such as commissions, which move with sales of our products.

General and administrative expenses. General and administrative expenses consist of salaries and related expenses for executive, finance and administrative personnel, facilities, allowance for doubtful accounts, legal, and other general corporate expenses. General and administrative expenses remained unchanged at $0.4 million for the three months ended December 31, 2004 and 2003, respectively. We expect to maintain general and administrative expenses at the same level, except for the impact complying with Section 404 of the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley Act") during fiscal year 2005. We have not completed our estimates of the cost of this compliance.

Interest and other income, net. Net interest and other income increased slightly to $42,000 for the three months ended December 31, 2004 from $25,000 for the three months ended December 31, 2003. The increase in net interest and other income for the three months ended December 31, 2004 was primarily a result of higher interest rates. We expect net interest and other income to remain relatively flat with little change in cash available to invest.

Liquidity and Capital Resources

Since inception, we primarily have financed our operations through the sale of equity securities. As of December 31, 2004, we had cash, cash equivalents, and short-term investments totaling $10.0 million, which consisted of cash and cash equivalents of $6.8 million and $3.2 million of short-term investments.

Changes in Cash Flows

During the three months ended December 31, 2004, net cash used in operating activities was $191,000, which was approximately $520,000 lower than the cash used in operating activities during the same period of fiscal 2004 due to a net profit being generated in the first quarter of fiscal 2005. For the three months ended December 31, 2004, net cash provided by non-operating activities was $1.4 million, which was primarily attributable to proceeds from maturities of short-term investments.

Net accounts receivable slightly increased to $2.0 million at December 31, 2004 from $ 1.9 million at September 30, 2004. The increase in net accounts receivable was primarily due to increases in revenue.

We ended the first quarter of fiscal 2005 with a cash conversion cycle of 51 days as compared to 64 days for the first quarter of fiscal 2004. The cash conversion cycle is the duration between purchase of inventories and services and the collection of the cash from the sale of our products and services and is a metric on which we have focused as we continue to try to efficiently manage our assets. The cash conversion cycle results from the calculation of days of sales outstanding added to days of supply in inventories , reduced by days of payable outstanding .

Inventories decreased to $0.9 million at December 31, 2004 from $1.1 million at September 30, 2004 and our inventory turn rate increased to 7.4 times at December 31, 2004 from 5.7 times at September 30, 2004. Our inventory turn rate represents the number of times inventory is replenished during the quarter. Inventory management will continue to be an area of focus as we balance the need to maintain strategic inventory levels to help ensure competitive lead times with the risk of inventory obsolescence due to rapidly changing technology and customer requirements.

Accounts payable decreased to $724,000 at December 31, 2004 from $798,000 at September 30, 2004. This decrease primarily was due to inventory purchased in the last month of the prior quarter for which payment was made in the quarter ended December 31, 2004. Our accrued payroll-related liabilities decreased to $273,000 at December 31, 2004 from $330,000 at September 30, 2004, primarily as a result of a decrease in employee stock purchase plan contribution due to a common stock purchase made under our ESPP in November 2004.

In the first quarter of fiscal 2005, our net cash provided by financing activities was primarily attributable to the $174,000 of proceeds from the exercise of employee stock options and stock purchases through our employee stock purchase plan

Liquidity and Capital Resources

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

We do not have any material commitments for capital expenditures as of December 31, 2004. We have commitments under our noncancellable operating lease in the amount of $1.4 million as of December 31, 2004. The following table represents our future commitments as of December 31, 2004 (in thousands):

	Payment Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years

Operating leases obligation	$1,441	$314	$764	$363	$--
Capital leases obligation	8	4	4	--	--
Total	$1,449	$318	$768	$363	$--

We believe we have sufficient cash reserves to allow us to continue operations for more than a year.

Recent Accounting Pronouncements

In July 2004, the EITF reached a consensus on Issue No. 02-14, "Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock" ("EITF No. 02-14"). The consensus was that an investor should only apply the equity method of accounting when it has investments in either common stock (as already required by APB Opinion No. 18) or in-substance common stock of a corporation, provided that the investor has the ability to exercise significant influence over the operating and financial policies of the investee. EITF No. 02-14 defines in-substance common stock and provides guidance on determining whether an investment is substantially similar to the common stock of the investee. EITF No. 02-14 should be applied in the first reporting period beginning after September 15, 2004. The adoption of this standard did not have a material impact on our consolidated financial statements.

In November 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 151, "Inventory Costs." The statement requires that abnormal amounts of idle facility expense, freight handling costs and wasted material be recognized as current-period expenses. In addition, the statement requires that the allocation of production overhead be based on normal capacity. The adoption of this standard in October 2004 did not have a material impact on our consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, which eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 will be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to have material impact on our consolidated financial statements.

Also in December 2004, the FASB issued SFAS No. 123, "Share-Based Payments (revised 2004)," (SFAS No. 123R). This statement eliminates the option to apply the intrinsic value measurement provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees", to stock compensation awards issued to employees. Rather the statement requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award - the requisite service period (usually the vesting period). SFAS No. 123R will also require enterprises to measure the cost of employee services received in exchange for employee stock purchase plan ("ESPP") awards and we will be required to expense the grant-date fair value of our ESPP awards. SFAS No. 123R will be effective for our fiscal quarter beginning July 1, 2005. We have not yet quantified the effect of the future adoption of SFAS No. 123R on a going forward basis.

CERTAIN FACTORS AFFECTING BUSINESS, OPERATING RESULTS, AND FINANCIAL CONDITION

Risks Related to AltiGen

We have had a history of losses and may incur future losses, which may prevent us from maintaining profitability.

We have had a history of operating losses since our inception, and as of December 31, 2004, we had an accumulated deficit of $50.5 million. We may incur operating losses in the future, and these losses could be substantial and impact our ability to maintain profitability. We do not expect to increase expenditures for product development, general and administrative expenses, and sales and marketing expenses; however, if we cannot maintain current revenues or revenue growth, we will not maintain profitability or positive operating cash flows. Even if we achieve profitability and positive operating cash flows, we may not be able to sustain or increase profitability or positive operating cash flows on a quarterly or annual basis.

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

We shipped our first products in July 1996. As a result of our limited operating history, we have limited financial data that you can use to evaluate our business. You must consider our prospects in light of the risks, expenses and challenges we might encounter because we are at an early stage of development in a new and rapidly evolving market. To address these risks and achieve profitability and increased sales levels, we must:

▪	Establish and increase market acceptance of our technology, products and systems;

▪	Expand our network of distributors, dealers and companies that buy our products in bulk, customize them for particular applications or customers, and resell them under their own names;

▪	Introduce products and systems incorporating our technology and enhancements to our product applications on a timely basis;

▪	Respond effectively to competitive pressures; and

▪	Successfully market and support our products and systems.

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

Our quarterly and annual operating results have varied significantly in the past and likely will vary significantly in the future. A number of factors, many of which are beyond our control, may cause our operating results to vary, including:

▪	Our sales cycle, which may vary substantially from customer to customer;

▪	Unfavorable changes in the prices and delivery of the components we purchase;

▪	The size and timing of orders for our products, which may vary depending on the season, and the contractual terms of the orders;

▪	The size and timing of our expenses, including operating expenses and expenses of developing new products and product enhancements;

▪	Deferrals of customer orders in anticipation of new products, services or product enhancements introduced by us or by our competitors; and

▪	Our ability to attain and maintain production volumes and quality levels for our products.

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

We face competition from companies providing traditional private telephone systems. Our principal competitors that produce these telephone systems are Avaya Communications, NEC and Nortel Networks. We also compete against providers of multifunction telecommunications systems, including 3Com Corporation and Cisco Systems, Inc., as well as any number of future competitors. Many of our competitors are substantially larger than we are and have significantly greater name recognition, financial resources, sales and marketing teams, technical and customer support, manufacturing capabilities and other resources. These competitors also may have more established distribution channels and stronger relationships with service providers. These competitors may be able to respond more rapidly to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion and sale of their products. These competitors may enter our existing or future markets with products that may be less expensive, provide higher performance or additional features or be introduced earlier than our phone systems. We also expect that other companies may enter our market with better products and technologies. If any technology that is competing with ours is more reliable, faster, less expensive or has other advantages over our technology, then the demand for our products and services could decrease and harm our business.

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

Sales through our three key distributors, Altisys, Graybar and Synnex, accounted for 69% of our net revenues for the three months ended December 31, 2004. Graybar became our distributor starting in June 2003. Our business and operating results will suffer if any one of these distributors (or any additional distributors) does not continue distributing our products, fails to distribute the volume of our products that it currently distributes or fails to expand our customer base. We also need to establish and maintain relationships with additional distributors and original equipment manufacturers. We may not be able to establish, or successfully manage, relationships with additional distribution partners. In addition, our agreements with distributors typically provide for termination by either party upon written notice to the other party. For example, our agreement with Synnex provides for termination, with or without cause, by either party upon 30 days' written notice to the other party, or upon insolvency or bankruptcy. Generally, these agreements are non-exclusive and distributors sell products that compete with ours. If we fail to establish or maintain relationships with distributors and original equipment manufacturers, our ability to increase or maintain our sales and our customer base will be substantially harmed. In January 2005, we sent 90 days written notice to Ingram Micro to terminate our distribution agreement.

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

For the three months ended December 31, 2004, approximately 15% of our net revenues came from customers outside of the Americas. We intend to expand our international sales and marketing efforts. Our efforts are subject to a variety of risks associated with conducting business internationally, any of which could seriously harm our business, financial condition and results of operations. These risks include:

▪	tariffs, duties, price controls or other restrictions on foreign currencies or trade barriers, such as import or export licensing imposed by foreign countries, especially on technology;

▪	potential adverse tax consequences, including restrictions on repatriation of earnings;

▪	fluctuations in foreign currency exchange rates, which could make our products relatively more expensive in foreign markets; and

▪	conflicting regulatory requirements in different countries that may require us to invest significant resources customizing our products for each country.

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

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act, new SEC regulations and Nasdaq National Market rules, are creating uncertainty for companies such as ours. These new or changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. As a result, our efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. In particular, our efforts to comply with Section 404 of the Sarbanes-Oxley Act and the related regulations regarding our required assessment of our internal controls over financial reporting and our external auditors' audit of that assessment has required the commitment of significant financial and managerial resources. We expect these efforts to require the continued commitment of significant resources. Further, our board members, chief executive officer, and chief financial officer could face an increased risk of personal liability in connection with the performance of their duties. As a result, we may have difficulty attracting and retaining qualified board members and executive officers, which could harm our business. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, our reputation may be harmed.

If, as of the end of our 2005 fiscal year, we are unable to assert that our internal control over financial reporting is effective, or if our auditors are unable to confirm our assessment, investors could lose confidence in our reported financial information, and the trading price of our stock price and our business could be adversely affected.

We are in the process of documenting, and plan to test during the current fiscal year, our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act. Commencing on September 30, 2005, the end of our 2005 fiscal year, the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent registered public accounting firm addressing these assessments. During the course of our testing we may identify deficiencies which we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented, or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Effective internal controls are important to help produce reliable financial reports and to prevent financial fraud. If we are unable to assert that our internal control over financial reporting is effective as of the end of our 2005 fiscal year, or if our auditors are unable to attest that our management's report is fairly stated or they are unable to express an opinion on our management's evaluation or on the effectiveness of the internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, investors could lose confidence in our reported financial information, and the trading price of our stock and our business could be adversely affected.

FASB's adoption of Statement 123R will cause, and changes to existing accounting pronouncements or taxation rules or practices may cause, adverse revenue fluctuations, affect our reported results of operations or how we conduct our business.

In December 2004 FASB adopted Statement 123R, "Share-Based Payment," which will require us, starting in the fourth quarter of fiscal year 2005, to measure compensation costs for all stock based compensation (including stock options and our employee stock purchase plan, as currently constructed) at fair value and take a compensation charge equal to that value. This statement will have a future effect on our net income.

Also, a change in accounting pronouncements or taxation rules or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. Other new accounting pronouncements or taxation rules and varying interpretations of accounting pronouncements or taxation practice have occurred and may occur in the future. This change to existing rules, future changes, if any, or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business

Risks Related to the Industry

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk. Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in cash equivalents and short-term instruments. Due to the short-term nature of our cash equivalents and investments; however, we have concluded that a change in interest rates does not pose a material market risk to us.

Item 4. Controls and Procedures.

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

See Note 4 in the Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q titled "Commitments and Contingencies."

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits.

Please refer to the Exhibit Index of this report on Form 10-Q.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTIGEN COMMUNICATIONS, INC.

Date: February 11, 2005	By:	/s/ Philip M. McDermott

Philip M. McDermott, Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1 (1)	Amended and Restated Certificate of Incorporation.

3.2 (2)	Second Amended and Restated Bylaws.

31.1	Certification of Principal Executive Officer, filed herewith.

31.2	Certification of Principal Financial Officer, filed herewith.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, file herewith.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, file herewith.

___________________

(1)	Incorporated by reference to exhibit filed with the Registrant's Registration Statement on Form S-1 (No. 333-80037) declared effective on October 4, 1999.

(2)	Incorporated by reference to exhibit filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

28