Form 10-Q
period 2005-03-31
ALTIGEN COMMUNICATIONS INC
filed 2005-05-13
CIK 1003607

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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

The number of shares of our common stock outstanding as of May 9, 2005 was: 14,695,371 shares

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

ALTIGEN COMMUNICATIONS, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31, 2005	September 30, 2004
ASSETS
Current assets:
Cash and cash equivalents	$3,117	$2,898
Short-term investments	6,565	7,136
Accounts receivable, net of allowances of $29 and $35 at March 31, 2005 and September 30, 2004, respectively	1,692	1,857
Inventories	1,131	1,058
Prepaid expenses and other current assets	151	67
Total current assets	12,656	13,016
Property and equipment:
Furniture and equipment	992	987
Computer software	920	915
	1,912	1,902
Less: Accumulated depreciation and amortization	(1,744)	(1,750)
Net property and equipment	168	152
Other non-current assets:
Long-term investments	246	274
Long-term deposit	74	74
Other	90	—
Total other non-current assets	410	348
Total assets	$13,234	$13,516

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$695	$798
Accrued liabilities:
Payroll and related benefits	309	330
Warranty (Note 3)	386	424
Marketing	122	139
Other	442	493
Deferred revenue	736	518
Total current liabilities	2,690	2,702

Long-term deferred rent	128	145

Stockholders’ equity: Convertible preferred stock, $0.001 par value; Authorized - 5,000,000 shares; None issued and outstanding at March 31, 2005 and September 30, 2004	—	—
Common stock, $0.001 par value; Authorized - 50,000,000 shares; Outstanding - 15,698,917 shares at March 31, 2005 and 15,462,506 shares at September 30, 2004	16	15
Treasury stock at cost - 1,063,895 shares at March 31, 2005 and September 30, 2004	(1,014)	(1,014)
Additional paid-in capital	62,765	62,505
Accumulated other comprehensive gain (loss)	1	(2)
Accumulated deficit	(51,352)	(50,835)
Total stockholders’ equity	10,416	10,669
Total liabilities and stockholders’ equity	$13,234	$13,516

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALTIGEN COMMUNICATIONS, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (in thousands, except per share amounts)

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Net revenues:
Hardware	$2,354	$2,937	$5,918	$6,157
Software	447	356	1,158	766
Total net revenues	2,801	3,293	7,076	6,923
Cost of revenues:
Hardware	1,227	1,221	2,842	2,626
Software	33	29	85	62
Total cost of revenues	1,260	1,250	2,927	2,688
Gross profit	1,541	2,043	4,149	4,235

Operating expenses:
Research and development	935	819	1,757	1,647
Sales and marketing	988	1,033	1,989	2,046
General and administrative	529	459	1,004	881
Total operating expenses	2,452	2,311	4,750	4,574
Loss from operations	(911)	(268)	(601)	(339)
Interest and other income, net	53	22	94	47
Net loss before income taxes	(858)	(246)	(507)	(292)
Income taxes	—	—	10	—
Net loss	$(858)	$(246)	$(517)	$(292)

Basic and diluted net loss per share	$(0.06)	$(0.02)	$(0.04)	$(0.02)

Weighted average shares used in computing basic and diluted net loss per share	14,575	14,160	14,516	14,138

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALTIGEN COMMUNICATIONS, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six months Ended March 31,
	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(517)	$(292)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	47	62
Changes in operating assets and liabilities
Accounts receivable	165	(374)
Inventories	(73)	112
Prepaid expenses and other assets	(56)	36
Accounts payable	(103)	(340)
Accrued liabilities	(127)	(51)
Deferred revenue	218	(68)
Deferred rent	(17)	—
Net cash used in operating activities	(463)	(915)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(12,226)	(11,752)
Proceeds from sale and maturities of short-term investments	12,797	10,599
Changes in other non-current assets	(90)	(50)
Purchases of property and equipment	(63)	24
Net cash provided by (used in) investing activities	418	(1,179)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuances of common stock	264	175
Net cash provided by financing activities	264	175
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	219	(1,919)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,898	8,548
CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,117	$6,629
NONCASH INVESTING ACTIVITIES:
Unrealized gain on short term investments	$1	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALTIGEN COMMUNICATIONS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

AltiGen Communications, Inc. (“AltiGen,” the “Company,” “we,” or “our”) designs, manufactures and markets next generation, Internet protocol phone systems and contact centers that use both the Internet and the public telephone network to take advantage of the convergence of voice and data communications.

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

These financial statements should be read in conjunction with our audited consolidated financial statements for the fiscal year ended September 30, 2004, included in the Company’s 2004 Annual Report on Form 10-K filed with the SEC on December 29, 2004. AltiGen’s results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

Certain reclassifications have been made to conform prior period amounts to the current presentation. The reclassifications did not impact previously reported revenues, total operating expense, operating income (loss), net income (loss), total assets, total liabilities or stockholders’ equity.

In March 2005, the Company determined that investments in Auction Rate Securities (“ARS”) should not be considered cash equivalents in prior periods. ARS generally have long-term stated maturities; however, these investments have characteristics similar to short-term investments because at pre-determined intervals, generally between 7 to 49 days after the purchase, there is a new auction process. As of March 31, 2005, the Company held $2.5 million of investments in ARS that were classified as short-term investments, available for sale. The Company reclassified $2.5 million of investments in ARS that were previously included in cash and cash equivalents as of September 30, 2004 to short-term investments, available for sale. The Company has included purchases and sales of ARS in its Unaudited Condensed Consolidated Statements of Cash Flows as a component of its investing activities.

Additionally, in March 2005, the Company revised the presentation of its Unaudited Condensed Consolidated Statements of Operations to separate net revenues and cost of revenues by source (hardware and software).

CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

We consider all highly liquid investments with an original maturity of three months or less from the date of purchase to be cash equivalents. Short-term investments are in highly liquid financial instruments with original maturities greater than three-months but less than one year and are classified as “available-for-sale” investments. Investments are reported at their fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity. As of March 31, 2005, our cash and cash equivalents consisted of commercial paper and cash deposited in checking and money market accounts. For the six months ended March 31, 2005 and 2004, we did not make any cash payments for interest or income taxes.

Unrealized gains from short-term investments were $1,000 at March 31, 2005 and unrealized losses from short-term investments were $2,000 at September 30, 2004.

INVENTORIES

Inventories (which include costs associated with components assembled by third-party assembly manufacturers, as well as internal labor and allocable overhead) are stated at the lower of cost (which approximates actual cost on first-in, first-out method) or market. Provisions, when required, are made to reduce excess and obsolete inventories to their estimated net realizable values. We regularly monitor inventory quantities on hand and record a provision for excess and obsolete inventories based primarily on our estimated forecast of product demand and production requirements for the next six months. We did not record any provision for excess and obsolete inventories for the six months ended March 31, 2005 and 2004. The components of inventories include (in thousands):

	March 31, 2005	September 30, 2004
Raw materials	$309	$68
Work-in-progress	78	95
Finished goods	744	895
	$1,131	$1,058

LONG-TERM INVESTMENT

As of March 31, 2005, we held an investment of common stock in a private Taiwanese telecommunication company valued at approximately $195,000 accounted for using the cost method. Our interest in the company is approximately 2%, which interest does not allow us to exercise significant influence.

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

REVENUE RECOGNITION

We account for the recognition of software license revenues in accordance with Statement of Position ("SOP") 97-2, "Software Revenue Recognition.” Revenues consist of sales to end-users, including resellers, and to distributors. Revenues from sales to end-users are recognized upon shipment, when risk of loss has passed to the customer, collection of the receivable is reasonably assured, persuasive evidence of an arrangement exits, and the price is fixed and determinable. Sales to distributors are made under terms allowing certain rights of return and protection against subsequent price declines on the Company's products held by its distributors. Upon termination, any unsold products may be returned by the distributor for a full refund. These agreements may be canceled by either party based on a specified notice. As a result of the above provisions, we defer recognition of distributor revenues until such distributors sell our products to their customers. The amounts deferred as a result of this policy are reflected as "deferred revenue" in the accompanying consolidated balance sheets. The related cost of revenue is also deferred and reported in the consolidated balance sheets as inventory.

Software components are generally not sold separately from our hardware components. Software revenues consist of license revenues that are recognized upon the delivery of application products. We provide limited post-contract customer support ("PCS"), consisting primarily of technical support and "bug" fixes. In accordance with SOP 97-2, revenue earned on software arrangements involving multiple elements is allocated to each element based upon the relative fair values of the elements. Although we provide PCS, the revenue allocated to this element is recognized together with the initial licensing fee on delivery of the software to end-users and resellers because: (1) the PCS fee is included with the initial licensing fee; (2) the PCS included with the initial license fee is for one year or less; (3) the estimated cost of providing PCS during the arrangement is insignificant; and (4) unspecified upgrades/enhancements offered for minimal or no cost during PCS arrangements historically have been and are expected to continue to be minimal and infrequent. All estimated costs of providing the services, including upgrades and enhancements, are accrued for at the time of delivery.

STOCK-BASED COMPENSATION

We account for stock-based compensation in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and comply with the disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosures.” Deferred compensation recognized under APB Opinion No. 25 is amortized to expense using the graded vesting method. We account for stock options issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force (“EITF”) No. 96-18 under the fair value based method.

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

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Reported net loss	$(858)	$(246)	$(517)	$(292)
Add: Total stock-based employee compensation expense included in reported net loss under APB No. 25	—	—	—	—
Deduct: Total stock-based compensation determined under fair value based method for all awards	(409)	(494)	(815)	(739)

Pro forma net loss under SFAS No. 123	$(1,267)	$(740)	$(1,332)	$(1,031)

Basic and diluted net loss per share - as reported	$(0.06)	$(0.02)	$(0.04)	$(0.02)

Basic and diluted net loss per share - pro forma	$(0.09)	$(0.05)	$(0.09)	$(0.07)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, and is not subject to revaluation as a result of subsequent stock price fluctuations. The following weighted-average assumptions are used:

	Employee Stock Option Plan for Three Months Ended March 31,		Employee Stock Option Plan for Six Months Ended March 31,
	2005	2004	2005	2004
Expected Life (in years)	5	5	5	5
Risk-free interest rate	3.7%	3.3%	3.7%	3.3%
Volatility	102%	109%	102%	109%
Expected dividend	0.0%	0.0%	0.0%	0.0%

	Employee Stock Purchase Plan for Three Months Ended March 31,		Employee Stock Purchase Plan for Six Months Ended March 31,
	2005	2004	2005	2004
Expected Life (in years)	0.5	0.5	0.5	0.5
Risk-free interest rate	3.1%	1.4%	3.1%	1.4%
Volatility	100%	108%	100%	108%
Expected dividend	0.0%	0.0%	0.0%	0.0%

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

COMPUTATION OF BASIC AND DILUTED NET LOSS PER SHARE

Historical net loss per share has been calculated under SFAS No. 128, “Earnings per Share.” SFAS No. 128 requires companies to compute earnings per share under two methods (basic and diluted). Basic net loss per share is calculated by dividing net loss by the weighted average shares of common stock outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For all periods basic and diluted net loss per share numbers were identical as potential common shares resulting from the exercise of stock options were antidilutive.

COMPREHENSIVE INCOME

Comprehensive loss consists of net loss plus the effect of foreign currency translation adjustments and other unrealized gains and losses, which were not material for each of the three and six months ended March 31, 2005 and 2004, respectively. Accordingly, comprehensive loss closely approximates actual net loss.

SEGMENT REPORTING

We are organized and operate as one operating segment. We operate primarily in one geographic area, the Americas, which is comprised of the United States, Canada, Mexico, Central America and the Caribbean.

Net revenue by geographic region based on customer location for the three and six months ended March 31, 2005 and 2004, respectively, were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,

	2005	2004	2005	2004
Americas	92%	90%	88%	91%
International	8%	10%	12%	9%
	100%	100%	100%	100%

International is comprised of revenues primarily from China, the United Kingdom and Norway. All significant long-lived assets are located in the United States for all periods presented.

Net revenue by customers that individually accounted for more than 10% of our revenue for the three and six months ended March 31, 2005 and 2004, respectively, were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
AltiSys	23%	15%	15%	16%
Ingram Micro (see Note 5)	1%	14%	5%	16%
Synnex	58%	47%	52%	48%

2. RECENT ACCOUNTING PRONOUNCEMENTS

In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 151 (SFAS 151), “Inventory Costs, an amendment of Accounting Research Bulletin (ARB) No. 43, Chapter 4.”  SFAS 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing” to clarify the accounting for abnormal amounts of idle facility expense, freight handling costs, and wasted material (spoilage). SFAS 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS 151 requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS 151 will be effective for fiscal years beginning after June 15, 2005. The Company is currently evaluating the provisions of SFAS 151 and does not believe that its adoption will have a material impact on the Company’s financial condition, results of operations or liquidity.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, which eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 will be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company is currently evaluating the provisions of SFAS No. 153 and does not believe that its adoption will have a material impact on the Company’s financial condition, results of operations or liquidity.

 In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 - Share-Based Payment, which provides interpretive guidance related to SFAS No. 123(R). SFAS No. 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No. 25. SFAS No. 123(R) will be effective beginning with the first interim or annual reporting period of our fiscal year beginning on or after June 15, 2005. The Company is currently evaluating the provisions of SFAS No. 123(R) and has not yet determined whether to use the modified prospective or the modified retrospective methods allowed by SFAS No. 123(R). The Company expects that the new standards will have a material effect on our results from operations.

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

Changes in our warranty liability for the three and six months ended March 31, 2005 and 2004, respectively, are as follows (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Beginning balance	$407	$670	$424	$644
Provisions for warranty liability	20	24	43	84
Warranty cost including labor, components and scrap	(41)	(35)	(81)	(69)
Ending balance	$386	$659	$386	$659

4. COMMITMENTS AND CONTINGENCIES

Commitments

We lease our facilities under various operating lease agreements expiring on various dates through February 2009. The lease for our headquarters expires on February 21, 2009. Rent expense for this operating lease totaled approximately $126,000 and $252,000 for the three and six months ended March 31, 2005, respectively as compared to $112,000 and $274,000 for the three and six months ended March 31, 2004, respectively. Minimum future lease payments under a noncancellable operating lease as of March 31, 2005 are as follows (in thousands):

Fiscal Year Ending September 30,	Capital Leases	Operating Leases
the remaining of 2005	$1	$210
2006	2	403
2007	2	361
2008	—	271
Thereafter	—	92
Total minimum lease payment	5	$1,337
Amount representing interest	1
Present value of minimum lease payment	4
Current portion	2
Long-term portion	$2

Contingencies

We may become party to litigation in the normal course of our business. Litigation in general, and intellectual property and securities litigation in particular, can be expensive and disruptive to normal business operations. Moreover, the results of complex litigation are difficult to predict.

On September 6, 2002, Vertical Networks, Inc. filed suit against us in the United States District Court for the Northern District of California, alleging infringement of Vertical Networks’ U.S. Patents Nos. 6,266,341; 6,289,025; 6,292,482; 6,389,009; and 6,396,849. On October 28, 2002, Vertical Networks amended its complaint to add allegations of infringement of U.S. Patents Nos. 5,617,418 and 5,687,174. Vertical Networks filed a second amended complaint on November 20, 2002 to identify our products and/or activities that allegedly infringe the seven patents-in-suit. Vertical Networks seeks a judgment of patent infringement and an award of damages, including treble damages for alleged willful infringement, and attorneys’ fees and costs. We filed an answer and counterclaims for declaratory relief on December 9, 2002. On December 26, 2002, Vertical Networks filed its answer to our counterclaims. Vertical Networks served its preliminary infringement contentions on us on April 9, 2003 and we served Vertical Networks our preliminary invalidity contentions on June 3, 2003 and July 14, 2003. To date, the parties have exchanged some discovery, but no depositions have been taken, and no motions are currently pending. On October 7, 2003, the parties filed a stipulation to stay this action, pending the outcome of the reissue of some of the subject patents before the U.S. Patent and Trademark Office. We believe we have strong defenses and arguments in this dispute and intend to vigorously defend our position. Management’s view is that any loss from this litigation is currently not probable or estimable; therefore, the Company has not established a reserve on its balance sheet as to any liability related to the outcome of this action.

5. TERMINATION OF DISTRIBUTION AGREEMENT

On January 17, 2005, we sent 90 days written notice to Ingram Micro to terminate our distribution agreement. As of March 31, 2005, the balances outstanding with Ingram Micro were $3,000 in inventory and $95,000 in accounts receivable.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING INFORMATION

This report contains certain forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended) and information relating to us that are based on the beliefs of our management as well as assumptions made by and information currently available to our management. Additional forward-looking statements may be identified by the words "anticipate," "believe," "expect," "intend," "plan," or the negative of such terms, or similar expressions, as they relate to us or our management.

The forward-looking statements contained herein reflect our judgment as of the date of this report with respect to future events, the outcome of which is subject to certain risks, which may have a significant impact on our business, operating results or financial condition. You are cautioned that these forward-looking statements are inherently uncertain. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. You should carefully review the cautionary statements contained in this Form 10-Q, including those found in "Certain Factors Affecting Business, Operating Results, and Financial Condition" below.

OVERVIEW

We provide converged Internet protocol phone systems to small-to-medium sized businesses. We first recognized revenues from product sales of our Quantum board and AltiWare software in July 1996. We generated net revenues of $2.8 million and $7.0 million for the three and six months ended March 31, 2005, respectively, compared to net revenues of $3.3 million and $6.9 million for the three and six months ended March 31, 2004, respectively. As of March 31, 2005, we had an accumulated deficit of $51.4 million.

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

Our cost of revenues consists of component and material costs, direct labor costs, provisions for excess and obsolete inventory, warranty costs and overhead related to the manufacturing of our products. Several factors that have affected, and will continue to affect, our revenue growth include the state of the economy, the market acceptance of our products, our ability to add new resellers and our ability to design, develop, and release new products. We engage third-party assemblers, which, for the three and six months ended March 31, 2005, were All Quality Services and Bestronics each in San Jose, to insert the hardware components into the printed circuit board. We selected our manufacturing partners with the goals of ensuring a reliable supply of high-quality finished products and lowering per unit product costs as a result of manufacturing economies of scale. We cannot assure you that we will achieve or maintain the volumes required to realize these economies of scale or when or if such cost reductions will occur. The failure to obtain such cost reductions, or maintain such reductions if they occur, could materially adversely affect our gross margins and operating results.

We continue to focus on developing enhancements to our current products to provide greater functionality and increased capabilities, based on our market research, customer feedback and our competitors’ product offerings. We also are continuing to focus on creating new product offerings. In particular, we are focusing on developing products that allow us to enhance our position in our target market segment and to enter new geographical markets. Additionally, we intend to continue to focus on selling our existing products to small-to-medium sized businesses and branch offices of larger corporations, which have no more than 500 employees per site and emphasize the use of Internet protocol phone systems in their operations. Furthermore, we plan to continue to recruit additional resellers and distributors that focus on selling phone systems to our target customers. There can be no assurance, however, that we will be successful in developing any new products or enhancements to existing products, entering new geographical or product markets or expanding our network of resellers and distributors. We believe that the adoption rate for this new technology is much faster with small-to-medium sized businesses because they do not have significant investments in traditional phone systems. We believe that these businesses are looking for call center-type administration to increase the productivity and efficiency of their contacts with customers. Assuming continuing market trends, successful product enhancements, continuing acceptance of the call center products, continuing growth in the marketplaces of China, the United Kingdom and Norway, and a moderate recovery in the North American economy, we expect to see continued revenue growth year over year.

CRITICAL ACCOUNTING POLICIES

Revenue recognition. Revenues consist of sales to end-users, including resellers, and to distributors. Revenues from sales to end-users are recognized upon shipment, when risk of loss has passed to the customer, collection of the receivable is reasonably assured, persuasive evidence of an arrangement exists, and the price is fixed and determinable. We provide for estimated sales returns and allowances and warranty costs related to such sales at the time of shipment. Net revenues consist of product revenues reduced by estimated sales returns and allowances. Sales to distributors are made under terms allowing certain rights of return and protection against subsequent price declines on our products held by its distributors. Upon termination, any unsold products may be returned by the distributor for a full refund. These agreements may be canceled without cause by either party following a specified notice period. As a result of the above provisions, we defer recognition of distributor revenues until such distributors sell our products to their customers. The amounts deferred as a result of this policy are reflected as “deferred revenue” in the accompanying consolidated balance sheets. The related cost of revenues is also deferred and reported in the consolidated balance sheets as inventory. Our total deferred revenue was $736,000 as of March 31, 2005.

Software components are generally not sold separately from our hardware components. Software revenues consist of license revenues that are recognized upon the delivery of application products. We provide limited post-contract customer support ("PCS"), consisting primarily of technical support and "bug" fixes. In accordance with SOP 97-2, revenue earned on software arrangements involving multiple elements is allocated to each element based upon the relative fair values of the elements. Although we provide PCS, the revenue allocated to this element is recognized together with the initial licensing fee on delivery of the software to end-users and resellers because: (1) the PCS fee is included with the initial licensing fee; (2) the PCS included with the initial license fee is for one year or less; (3) the estimated cost of providing PCS during the arrangement is insignificant; and (4) unspecified upgrades/enhancements offered for minimal or no cost during PCS arrangements historically have been and are expected to continue to be minimal and infrequent. All estimated costs of providing the services, including upgrades and enhancements, are accrued for at the time of delivery.

Allowance for Doubtful Accounts. The allowance for doubtful accounts is based on our assessment of the collectibility of specific customer accounts and the aging of the accounts receivable. If there were a deterioration of a major customer’s creditworthiness, or actual defaults were higher than our historical experience, we could be required to increase our allowance and our earnings could be adversely affected. Our allowance for doubtful accounts was $29,000 as of March 31, 2005.

Inventory. Inventory is stated at the lower of cost (first-in, first-out method) or market. Our inventory balance was $1.1 million as of March 31, 2005. We regularly review value of inventory in detail, with consideration given to future customer demand for our products, obsolescence from rapidly changing technology, and other factors. If actual market conditions are less favorable than those projected by management, and our estimates prove to be inaccurate, we could be required to increase our inventory provision and our gross margins could be adversely affected. Our inventory allowance was $2.5 million as of March 31, 2005.

Warranty. We accrue for warranty costs based on estimated product return rates and the expected material and labor costs to provide warranty services. If actual return rates and repair and replacement costs differ significantly from our estimates, our gross margin could be adversely affected. The liability for product warranties was $386,000 as of March 31, 2005.

Results of Operations

The following table sets forth consolidated statements of operations data for the periods indicated as a percentage of net revenues.

	Three Months Ended March 31		Six Months Ended March 31
	2005	2004	2005	2004
Consolidated Statements of Operations Data:
Net revenue:
Hardware	84.0%	89.2%	83.6%	88.9%
Software	16.0	10.8	16.4	11.1
Total net revenue	100.0	100.0	100.0	100.0
Cost of revenues:
Hardware	43.8	37.1	40.2	37.9
Software	1.2	0.9	1.2	0.9
Total cost of revenues	45.0	38.0	41.4	38.8
Gross profit	55.0	62.0	58.6	61.2
Operating expenses:
Research and development	33.3	24.9	24.8	23.8
Sales and marketing	35.3	31.4	28.1	29.6
General and administrative	18.9	13.9	14.2	12.7
Total operating expenses	87.5	70.2	67.1	66.1
Loss from operations	(32.5)	(8.2)	(8.5)	(4.9)
Interest and other income, net	1.9	0.7	1.3	0.7
Net loss before income taxes	(30.6)	(7.5)	(7.2)	(4.2)
Income taxes	—	—	0.1	—
Net loss	(30.6)%	(7.5)%	(7.3)%	(4.2)%

Revenues, net. Revenues consist of sales to end users (including resellers) and distributors.

Net Revenue by Geographic Area:
	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Americas	92%	90%	88%	91%
International	8%	10%	12%	9%
	100%	100%	100%	100%

Net Revenue by Customers:
	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
AltiSys	23%	15%	15%	16%
Ingram Micro (1)	1%	14%	5%	16%
Synnex	58%	47%	52%	48%

(1)   See Note 5 in the Notes to our Unaudited Condensed Consolidated Financial Statements

Revenues generated in `the Americas accounted for $2.6 million or 92% and $6.2 million or 88%, for the three and six months ended March 31, 2005, respectively, as compared to $3.0 million, or 90%, and $6.3 million, or 91%, for the three and six months ended March 31, 2004. Net revenues decreased 18% to $2.8 million for the three months ended March 31, 2005 as compared to $3.3 million for the three months ended March 31, 2004 as a result of heightened competition in the telephone systems marketplace, lower prices on our product bundles and softness in the U.S. economy. Net revenues increased 2% to $7.1 million for the six months ended March 31, 2005 from $6.9 million for the six months ended March 31, 2004 due to higher sales in the prior quarter as a result of selling more products into the call center market space as compared with the same period last year.

 Cost of revenues. Cost of revenues remained unchanged at $1.3 million for the three months ended March 31, 2005 and 2004, respectively. Cost of revenues for the six months ended March 31, 2005 increased $0.2 million or 9% to $2.9 million from approximately $2.7 million for the six months ended March 31, 2004 primarily due to an increase in overall sales of our products in the prior quarter. Cost of revenues as a percentage of net revenues increased from 38% and 39% for the three and six months ended March 31, 2004, respectively, as compared to 45% and 41% for the three and six months ended March 31, 2005, respectively. This increase primarily was caused by a lower profit margin as a result of lower selling prices on our product bundles. No provision for excess or obsolete inventory was necessary in the three and six months ended March 31, 2005.

 Research and development expenses. Research and development expenses consist principally of salaries and related personnel expenses, consultant fees and prototype expenses related to the design, development and testing of our products and enhancement of our converged telephone system software. Research and development expenses increased to $935,000 for the three months ended March 31, 2005 from $819,000 for the same period in fiscal 2004. This increase was primarily the result of an increase in headcount-related costs of $54,000 resulting from increases in salary for the research and development workforce, an increase in prototype expenses related to design, development and testing of our new product of $36,000 and an increase in legal expenses of $18,000. Research and development expenses as a percentage of revenue increased to 33% for the three months ended March 31, 2005 from 25% for the same period in fiscal 2004. Research and development increased to $1.8 million for the six months ended March 31, 2005 from $1.7 million for the same period in fiscal 2004. This increase was the result of an increase in headcount-related costs of $101,000 resulting from increase in salary for research and development workforce. Research and development expenses as a percentage of revenue remained unchanged at 24% for the six months ended March 31, 2005 and 2004, respectively. We expect research and development expenses to remain consistent due to the uncertainty about customers' spending patterns in the current economic environment. Management continues to monitor research and development expenses and plans to keep them in line with expected revenue opportunities.

 Sales and marketing expenses. Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in marketing, sales and customer support functions, as well as trade shows, advertising, and promotional expenses. Sales and marketing expenses decreased to $988,000 for the three months ended March 31, 2005 from approximately $1.0 million for the same period in fiscal 2004. This decrease was the result of a decrease in trade show expenses of $23,000 and a decrease in dealer training of $15,000. Sales and marketing expenses as a percentage of revenue increased to 35% for the three months ended March 31, 2005 from 31% for the same period in fiscal 2004 due to decrease in revenue in the quarter. Sales and marketing expenses remained unchanged at $2.0 million for the six months ended March 31, 2005 and 2004, respectively. Sales and marketing expenses as a percentage of revenue decreased to 28% for the six months ended March 31, 2005 from 30% for the same period in fiscal 2004 as a result of an overall increase in revenue during the six months ended March 31, 2005. We expect sales and marketing expenses to remain consistent due to the uncertainty about customers' spending patterns in the current economic environment; however, some expenses vary with revenues, such as commissions, which change with sales of our products.

 General and administrative expenses. General and administrative expenses consist of salaries and related expenses for executive, finance and administrative personnel, facilities, allowance for doubtful accounts, legal, and other general corporate expenses. General and administrative expenses increased to $529,000 for the three months ended March 31, 2005 from $459,000 for the same period in fiscal 2004. This increase was the result of an increase in headcount-related costs of $26,000 resulting from hiring new employees and an increase in accounting expenses of $47,000. General and administrative expenses as a percentage of revenue increased to 19% for the three months ended March 31, 2005 from 14% for the same period in fiscal 2004.

General and administrative expenses increased to $1.0 million for the six months ended March 31, 2005 from $881,000 for the same period in fiscal 2004. This increase was the result of an increase in headcount-related costs of $44,000 resulting from hiring new employees and an increase in accounting expenses of $88,000. General and administrative expenses as a percentage of revenue increased to 14% for the six months ended March 31, 2005 from 13% for the same period in fiscal 2004. We expect general and administrative expenses to remain consistent due to the uncertainty about customers' spending patterns in the current economic environment.

Interest and other income, net. Net interest and other income increased to $53,000 and $94,000 for the three and six months ended March 31, 2005, respectively, from $22,000 and $47,000 for the same period in fiscal 2004. The increase in net interest and other income for the three and six months ended March 31, 2005 was primarily a result of higher interest rates. We expect net interest and other income to remain relatively flat as we have limited cash reserves to invest.

Liquidity and Capital Resources

Since inception, we primarily have financed our operations through the sale of equity securities. As of March 31, 2005, we had cash, cash equivalents, and short-term investments totaling $9.7 million, which consisted of cash and cash equivalents of $3.1 million and $6.6 million of short-term investments.

Changes in Cash Flows

During the six months ended March 31, 2005, net cash used in operating activities was $463,000, which was approximately $452,000 lower than the cash used in operating activities during the same period of fiscal 2004 due to a net profit being generated in the first quarter of fiscal 2005. For the six months ended March 31, 2005, net cash provided by investing activities was $418,000, which was primarily attributable to proceeds from maturities of short-term investments.

Net accounts receivable decreased to $1.7 million at March 31, 2005 from $ 1.9 million at September 30, 2004. The decrease in net accounts receivable was primarily due to decreases in revenue.

We ended the second quarter of fiscal 2005 with a cash conversion cycle of 87 days as compared to 71 days for the second quarter of fiscal 2004. The cash conversion cycle is the duration between purchase of inventories and services and the collection of the cash from the sale of our products and services and is a metric on which we have focused as we continue to try to efficiently manage our assets. The cash conversion cycle results from the calculation of days of sales outstanding added to days of supply in inventories , reduced by days of payable outstanding .

Inventories remained unchanged at $1.1 million at March 31, 2005 and September 30, 2004 and our inventory turn rate decreased to 4.4 times at March 31, 2005 from 5.7 times at September 30, 2004. Our inventory turn rate represents the number of times inventory is replenished during the quarter. Inventory management will continue to be an area of focus as we balance the need to maintain strategic inventory levels to help ensure competitive lead times with the risk of inventory obsolescence due to rapidly changing technology and customer requirements.

Accounts payable decreased to $695,000 at March 31, 2005 from $798,000 at September 30, 2004. This decrease primarily was due to fewer inventories purchased in the last month of last quarter. Our accrued payroll-related liabilities decreased to $309,000 at March 31, 2005 from $330,000 at September 30, 2004, primarily as a result of a decrease in accrued commissions for our sales workforce, due to decreased sales and lower prices on our product bundles.

During the six months ended March 31, 2005, our net cash provided by financing activities was primarily attributable to the $264,000 of proceeds from the exercise of employee stock options and stock purchases through our employee stock purchase plan.

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

We do not have any material commitments for capital expenditures as of March 31, 2005. We have commitments under our noncancellable operating lease in the amount of $1.3 million as of March 31, 2005. The following table represents our future commitments as of March 31, 2005 (in thousands):

		Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Operating leases obligation	$1,337	$210	$764	$363	$--
Capital leases obligation	5	1	4	--	--
Total	$1,342	$211	$768	$363	$--

We believe we have sufficient cash reserves to allow us to continue operations for more than a year.

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 151 (SFAS 151), “Inventory Costs, an amendment of Accounting Research Bulletin (ARB) No. 43, Chapter 4.”  SFAS 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing” to clarify the accounting for abnormal amounts of idle facility expense, freight handling costs, and wasted material (spoilage). SFAS 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS 151 requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS 151 will be effective for fiscal years beginning after June 15, 2005. The Company is currently evaluating the provisions of SFAS 151 and does not believe that its adoption will have a material impact on the Company’s financial condition, results of operations or liquidity.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, which eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 will be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company is currently evaluating the provisions of SFAS No. 153 and does not believe that its adoption will have a material impact on the Company’s financial condition, results of operations or liquidity.

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 - Share-Based Payment, which provides interpretive guidance related to SFAS No. 123(R). SFAS No. 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No. 25. SFAS No. 123(R) will be effective beginning with the first interim or annual reporting period of our first fiscal year beginning on or after June 15, 2005. The Company is currently evaluating the provisions of SFAS No. 123(R) and has not yet determined whether to use the modified prospective or the modified retrospective methods allowed by SFAS No. 123(R). The Company expects that the new standards will have a material effect on our results from operations.

CERTAIN FACTORS AFFECTING BUSINESS, OPERATING RESULTS, AND FINANCIAL CONDITION

Risks Related to AltiGen

We have had a history of losses and may incur future losses, which may prevent us from maintaining profitability.

We have had a history of operating losses since our inception, and as of March 31, 2005, we had an accumulated deficit of $51.4 million. We may incur operating losses in the future, and these losses could be substantial and impact our ability to maintain profitability. We do not expect to increase expenditures for product development, general and administrative expenses, and sales and marketing expenses; however, if we cannot maintain current revenues or revenue growth, we will not maintain profitability or positive operating cash flows. Even if we achieve profitability and positive operating cash flows, we may not be able to sustain or increase profitability or positive operating cash flows on a quarterly or annual basis.

Our operating results vary, making future operating results difficult to predict.

Our quarterly and annual operating results have varied significantly in the past and likely will vary significantly in the future. For example, for the quarter ended March 31, 2005, our revenues were $2.8 million (versus $3.3 million for the same period a year ago) primarily due to increased competition and softness in the U.S. economy. A number of factors, many of which are beyond our control, have caused and may cause our operating results to vary, including:

•	our ability to establish or increase market acceptance of our technology, products and systems;

•
our success in expanding our network of distributors, dealers and companies that buy our products in bulk, customize them for particular applications or customers, and resell them under their own names;

•	market acceptance of products and systems incorporating our technology and enhancements to our product applications on a timely basis;

•	our ability to respond effectively to competitive pressures;

•	our success in supporting our products and systems;

•	our sales cycle, which may vary substantially from customer to customer;

•	unfavorable changes in the prices and delivery of the components we purchase;

•	the size and timing of orders for our products, which may vary depending on the season, and the contractual terms of the orders;

•	the size and timing of our expenses, including operating expenses and expenses of developing new products and product enhancements;

•	deferrals of customer orders in anticipation of new products, services or product enhancements introduced by us or by our competitors; and

•	our ability to attain and maintain production volumes and quality levels for our products.

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

Sales through our three key distributors, AltiSys, Graybar and Synnex, accounted for 89% and 76% of our net revenues for the three and six months ended March 31, 2005. Our business and operating results will suffer if any one of these distributors (or any additional distributors) does not continue distributing our products, fails to distribute the volume of our products that it currently distributes or fails to expand our customer base. We also need to establish and maintain relationships with additional distributors and original equipment manufacturers. We may not be able to establish, or successfully manage, relationships with additional distribution partners. In addition, our agreements with distributors typically provide for termination by either party upon written notice to the other party. For example, our agreement with Synnex provides for termination, with or without cause, by either party upon 30 days’ written notice to the other party, or upon insolvency or bankruptcy. Generally, these agreements are non-exclusive and distributors sell products that compete with ours. If we fail to establish or maintain relationships with distributors and original equipment manufacturers, our ability to increase or maintain our sales and our customer base will be substantially harmed. On January 17, 2005, we sent 90 days written notice to Ingram Micro to terminate our distribution agreement.

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

On September 6, 2002, Vertical Networks, Inc. filed suit against us in the United States District Court for the Northern District of California, alleging infringement of Vertical Networks’ U.S. Patents Nos. 6,266,341; 6,289,025; 6,292,482; 6,389,009; and 6,396,849. On October 28, 2002, Vertical Networks amended its complaint to add allegations of infringement of U.S. Patents Nos. 5,617,418 and 5,687,174. Vertical Networks filed a second amended complaint on November 20, 2002 to identify our products and/or activities that allegedly infringe the seven patents-in-suit. Vertical Networks seeks a judgment of patent infringement and an award of damages, including treble damages for alleged willful infringement, and attorneys’ fees and costs. We filed an answer and counterclaims for declaratory relief on December 9, 2002. On December 26, 2002, Vertical Networks filed its answer to our counterclaims. Vertical Networks served its preliminary infringement contentions on us on April 9, 2003 and we served Vertical Networks our preliminary invalidity contentions on June 3, 2003 and July 14, 2003. To date, the parties have exchanged some discovery, but no depositions have been taken, and no motions are currently pending. On October 7, 2003, the parties filed a stipulation to stay this action, pending the outcome of the reissue of some of the subject patents before the U.S. Patent and Trademark Office. We believe we have strong defenses and arguments in this dispute and intend to vigorously defend our position. Management’s view is that any loss from this litigation is currently not probable or estimable; therefore, the Company has not established a reserve on its balance sheets as to any liability related to the outcome of this action.

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

For the three and six months ended March 31, 2005, approximately 8% and 12% of our net revenues, respectively, came from customers outside of the Americas. We intend to expand our international sales and marketing efforts. Our efforts are subject to a variety of risks associated with conducting business internationally, any of which could seriously harm our business, financial condition and results of operations. These risks include:

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

We have begun outsourcing some assembly and test functions. In addition, we may determine that we need to establish assembly and test operations overseas to better serve our international customers. Establishing overseas assembly and test operations may be more difficult or take longer than we anticipate. This outsourcing strategy involves certain risks, including the potential lack of adequate capacity and reduced control over delivery schedules, manufacturing yield, quality and costs. In the event that any significant subcontractor was to become unable or unwilling to continue to manufacture or test our products in the required volumes, we would have to identify and qualify acceptable replacements. Finding replacements could take time and we cannot be sure that additional sources would be available to us on a timely basis. Any delay or increase in costs in the assembly and testing of products by third-party subcontractors could seriously harm our business, financial condition and results of operations.

Compliance with changing regulations of corporate governance and public disclosure may result in additional expenses.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act, new SEC regulations and NASDAQ National Market rules, are creating uncertainty for companies such as ours. These new or changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. As a result, our efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. In particular, our efforts to comply with Section 404 of the Sarbanes-Oxley Act and the related regulations regarding our required assessment of our internal controls over financial reporting and our external auditors’ audit of that assessment has required the commitment of significant financial and managerial resources. We expect these efforts to require the continued commitment of significant resources. Further, our board members, chief executive officer, and chief financial officer could face an increased risk of personal liability in connection with the performance of their duties. As a result, we may have difficulty attracting and retaining qualified board members and executive officers, which could harm our business. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, our reputation may be harmed.

If, as of the end of our 2006 fiscal year, we are unable to assert that our internal control over financial reporting is effective, or if our auditors are unable to confirm our assessment, investors could lose confidence in our reported financial information, and the trading price of our stock price and our business could be adversely affected.

We are in the process of documenting, and plan to test during the next fiscal year, our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act. Commencing on September 30, 2006, the end of our 2006 fiscal year, the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent registered public accounting firm addressing these assessments. During the course of our testing we may identify deficiencies which we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented, or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Effective internal controls are important to help produce reliable financial reports and to prevent financial fraud. If we are unable to assert that our internal control over financial reporting is effective as of the end of our 2006 fiscal year, or if our auditors are unable to attest that our management’s report is fairly stated or they are unable to express an opinion on our management’s evaluation or on the effectiveness of the internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, investors could lose confidence in our reported financial information, and the trading price of our stock and our business could be adversely affected.

FASB’s adoption of Statement No. 123(R) will cause, and changes to existing accounting pronouncements or taxation rules or practices may cause, adverse revenue fluctuations, affect our reported results of operations or how we conduct our business.

In December 2004 FASB adopted Statement No. 123(R), “Share-Based Payment.” In April 2005, the SEC announced a delay of the effective date until the first interim or annual reporting period of a company’s first fiscal year beginning on or after June 15, 2005. SFAS No. 123(R) will require us, starting in the first quarter of fiscal year 2006, to measure compensation costs for all stock based compensation (including stock options and our employee stock purchase plan, as currently constructed) at fair value and take a compensation charge equal to that value. We expect that this statement will have a material effect on our results from operations.

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

The Federal Communications Commission (FCC) has submitted a report to Congress stating that it may regulate certain Internet services if it determines that such Internet services are functionally equivalent to conventional telecommunications services. The increasing growth of the voice over data network market and the popularity of supporting products and services, heighten the risk that national governments will seek to regulate the transmission of voice communications over networks such as the Internet. In addition, large telecommunications companies may devote substantial lobbying efforts to influence the regulation of this market so as to benefit their interests, which may be contrary to our interests. These regulations may include, for example, assessing access or settlement charges, imposing tariffs or imposing regulations based on encryption concerns or the characteristics and quality of products and services. In February 2004, the FCC found that an entirely Internet- based voice over Internet protocol service was an unregulated information service. At the same time, the FCC began a broader proceeding to examine what its role should be in this new environment of increased consumer choice and what can be done to meet its role of safeguarding the public interest. Future laws, legal decisions or regulations, as well as changes in interpretations of existing laws and regulations, could require us to expend significant resources to comply with them. In addition, these future events or changes may create uncertainty in our market that could reduce demand for our products.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk. Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in cash equivalents and short-term instruments. Due to the short-term nature of our cash equivalents and short-term investments; however, we have concluded that a change in interest rates does not pose a material market risk to us.

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

See Note 4 in the Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q titled “Commitments and Contigencies.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

On February 10, 2005, we held our annual meeting of stockholders to seek their approval as to the following matters:

•	The re-election of Gilbert Hu as a Class III Director.

As to the reelection:

▪  Mr. Hu received 12,495,639 votes for re-election and 29,290 shares withheld.

•	The ratification of the appointment of Deloitte & Touche, LLP as our independent registered public accounting firm for the fiscal year ending September 30, 2005.

As to the ratification of the appointment of Deloitte & Touche, LLP:

▪  12,500,090 shares voted for the appointment, 13,980 shares voted against the appointment and 10,859 shares abstained from voting.

In addition, the terms of the following directors continued after the date of the meeting: Richard Black, Kenneth Tai, Mike Mon Yen Tsai and Tacheng Chester Wang.

There were 14,530,712 shares issued, outstanding and eligible to vote at the meeting.

Item 5. Other Information.

None

Item 6. Exhibits.

Please refer to the Exhibit Index of this report on Form 10-Q.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTIGEN COMMUNICATIONS, INC.

Date: May 13, 2005	By:	/s/ Philip M. McDermott
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
___________________________________________

(1)	Incorporated by reference to exhibit filed with the Registrant's Registration Statement on Form S-1 (No. 333-80037) declared effective on October 4, 1999.
(2)	Incorporated by reference to exhibit filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.