Form 10-Q
period 2005-06-30
ALTIGEN COMMUNICATIONS INC
filed 2005-08-15
CIK 1003607

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 000-27427

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

Indicate by check mark whether the registrant is an accelerated filer.     YES ☐ NO  ☒

The number of shares of our common stock outstanding as of August 10, 2005 was: 14,703,999 shares

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements

ALTIGEN COMMUNICATIONS, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30, 2005	September 30, 2004

ASSETS
Current assets:
Cash and cash equivalents	$2.410	$2,898
Short-term investments	6,674	7,136
Accounts receivable, net of allowances of $26 and $35 at June 30, 2005 and September 30, 2004, respectively	2,522	1,857
Inventories	1,051	1,058
Prepaid expenses and other current assets	124	67
Total current assets	12,781	13,016
Property and equipment:
Furniture and equipment	1,014	987
Computer software	920	915
	1,934	1,902
Less: Accumulated depreciation and amortization	(1,768)	(1,750)
Net property and equipment	166	152
Other non-current assets:
Long-term investments	250	274
Long-term deposit	74	74
Other	192	—
Total other non-current assets	516	348
Total assets	$13,463	$13,516

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$966	$798
Accrued liabilities:
Payroll and related benefits	284	330
Warranty (Note 3)	373	424
Marketing	99	139
Other	574	493
Deferred revenue	632	518
Total current liabilities	2,928	2,702

Long-term deferred rent and other	129	145

Stockholders’ equity:
Convertible preferred stock, $0.001 par value; Authorized - 5,000,000 shares; None issued and outstanding at June 30, 2005 and September 30, 2004	—	—
Common stock, $0.001 par value; Authorized - 50,000,000 shares; Outstanding - 15,767,894 shares at June 30, 2005 and 15,462,506 shares at September 30, 2004	16	15
Treasury stock at cost - 1,063,895 shares at June 30, 2005 and September 30, 2004	(1,014)	(1,014)
Additional paid-in capital	62,852	62,505
Accumulated other comprehensive gain (loss)	—	(2)
Accumulated deficit	(51,448)	(50,835)
Total stockholders’ equity	10,406	10,669
Total liabilities and stockholders’ equity	$13,463	$13,516

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALTIGEN COMMUNICATIONS, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (in thousands, except per share amounts)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004

Net revenues:
Hardware	$3,655	$3,395	$9,573	$9,552
Software	462	488	1,620	1,254
Total net revenues	4,117	3,883	11,193	10,806
Cost of revenues:
Hardware	1,862	1,438	4,704	4,064
Software	34	42	119	104
Total cost of revenues	1,896	1,480	4,823	4,168

Gross profit	2,221	2,403	6,370	6,638

Operating expenses:
Research and development	862	754	2,619	2,400
Sales and marketing	1,034	1,041	3,023	3,087
General and administrative	490	449	1,495	1,331
Total operating expenses	2,386	2,244	7,137	6,818

Income (loss) from operations	(165)	159	(767)	(180)
Interest and other income, net	69	26	165	72
Net income (loss) before income taxes	(96)	185	(602)	(108)
Income taxes	—	—	11	—
Net income (loss)	$(96)	$185	$(613)	$(108)
Basic and diluted net income (loss) per share	$(0.01)	$0.01	$(0.04)	$(0.01)
Weighted average shares used in computing basic net income (loss) per share	14,677	14,307	14,570	14,194
Weighted average shares used in computing diluted net income (loss) per share	14,677	15,659	14,570	14,194

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALTIGEN COMMUNICATIONS, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine months Ended June 30,
	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(613)	$(108)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	72	112
Changes in operating assets and liabilities
Accounts receivable	(665)	(265)
Inventories	7	53
Prepaid expenses and other assets	(33)	(7)
Accounts payable	168	(422)
Accrued liabilities	(57)	(248)
Deferred revenue	114	(174)
Deferred rent	(16)	173
Net cash used in operating activities	(1,023)	(886)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(13,894)	(20,312)
Proceeds from sale and maturities of short-term investments	14,356	19,237
Changes in other non-current assets	(192)	(50)
Purchases of property and equipment	(85)	(37)
Net cash provided by (used in) investing activities	185	(1,162)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuances of common stock	350	333
Net cash provided by financing activities	350	333
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(488)	(1,715)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,898	8,548
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,410	$6,833

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALTIGEN COMMUNICATIONS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

AltiGen Communications, Inc. (“AltiGen,” the “Company,”“we,” or “our”) designs, manufactures and markets next generation, Internet protocol phone systems and contact centers that use both the Internet and the public telephone network to take advantage of the convergence of voice and data communications.

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

In March 2005, the Company determined that investments in Auction Rate Securities (“ARS”) should not be considered cash equivalents in prior periods. ARS generally have long-term stated maturities; however, these investments have characteristics similar to short-term investments because at pre-determined intervals, generally between 7 to 49 days after the purchase, there is a new auction process. As of June 30, 2005, the Company held $2.5 million of investments in ARS that were classified as short-term investments, available for sale. The Company reclassified $2.5 million of investments in ARS that were previously included in cash and cash equivalents as of September 30, 2004 to short-term investments, available for sale. The Company has included purchases and sales of ARS in its Unaudited Condensed Consolidated Statements of Cash Flows as a component of its investing activities.

The reclassifications described above have been made to conform prior period amounts to the current presentation. The reclassifications did not impact previously reported revenues, total operating expense, income (loss) from operations, net income (loss), total assets, total liabilities or stockholders’ equity.

Additionally, in June 2005, the Company revised the presentation of its Unaudited Condensed Consolidated Statements of Operations to separate net revenues and cost of revenues by source (hardware and software).

CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

We consider all highly liquid investments with an original maturity of three months or less from the date of purchase to be cash equivalents. Short-term investments are in highly liquid financial instruments with original maturities greater than three-months but less than one year and are classified as “available-for-sale” investments. Investments are reported at their fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity. As of June 30, 2005, our cash and cash equivalents consisted of commercial paper and cash deposited in checking and money market accounts. For the nine months ended June 30, 2005 and 2004, we did not make any cash payments for interest or income taxes.

Unrealized gains from short-term investments were $0 at June 30, 2005 and unrealized losses from short-term investments were $2,000 at September 30, 2004.

INVENTORIES

Inventories (which include costs associated with components assembled by third-party assembly manufacturers, as well as internal labor and allocable overhead) are stated at the lower of cost (which approximates actual cost on first-in, first-out method) or market. Provisions, when required, are made to reduce excess and obsolete inventories to their estimated net realizable values. We regularly monitor inventory quantities on hand and record a provision for excess and obsolete inventories based primarily on our estimated forecast of product demand and production requirements for the next six months. We did not record any provision for excess and obsolete inventories for the nine months ended June 30, 2005 and 2004. The components of inventories include (in thousands):

	June 30, 2005	September 30, 2004

Raw materials	$240	$68
Work-in-progress	138	95
Finished goods	673	895
	$1,051	$1,058

LONG-TERM INVESTMENT

As of June 30, 2005, we held an investment of common stock in a private Taiwanese telecommunication company valued at approximately $195,000 accounted for using the cost method. Our interest in the company is approximately 2%, which interest does not allow us to exercise significant influence.

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

REVENUE RECOGNITION

We account for the recognition of software license revenues in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition.” Revenues consist of sales to end-users, including resellers, and to distributors. Revenues from sales to end-users are recognized upon shipment, when risk of loss has passed to the customer, collection of the receivable is reasonably assured, persuasive evidence of an arrangement exits, and the price is fixed and determinable. Sales to distributors are made under terms allowing certain rights of return and protection against subsequent price declines on the Company's products held by its distributors. Upon termination, any unsold products may be returned by the distributor for a full refund. These agreements may be canceled by either party based on a specified notice. As a result of the above provisions, we defer recognition of distributor revenues until our distributors sell our products to their customers. The amounts deferred as a result of this policy are reflected as “deferred revenue” in the accompanying consolidated balance sheets. The related cost of revenue is also deferred and reported in the consolidated balance sheets as inventory.

Software components are generally not sold separately from our hardware components. Software revenues consist of license revenues that are recognized upon the delivery of application products. We provide limited post-contract customer support (“PCS”), consisting primarily of technical support and “bug” fixes. In accordance with SOP 97-2, revenue earned on software arrangements involving multiple elements is allocated to each element based upon the relative fair values of the elements. Although we provide PCS, the revenue allocated to this element is recognized together with the initial licensing fee on delivery of the software to end-users and resellers because: (1) the PCS fee is included with the initial licensing fee; (2) the PCS included with the initial license fee is for one year or less; (3) the estimated cost of providing PCS during the arrangement is insignificant; and (4) unspecified upgrades/enhancements offered for minimal or no cost during PCS arrangements historically have been and are expected to continue to be minimal and infrequent. All estimated costs of providing the services, including upgrades and enhancements, are accrued for at the time of delivery.

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004

Reported net income (loss)	$(96)	$185	$(613)	$(108)
Add: Total stock-based employee compensation expense included in reported net loss under APB No. 25	--	--	--	--
Deduct: Total stock-based compensation determined under fair value based method for all awards	(438)	(290)	(1,253)	(1,029)

Pro forma net loss under SFAS No. 123	$(534)	$(105)	$(1,866)	$(1,137)

Basic and diluted net income (loss) per share - as reported	$(0.01)	$0.01	$(0.04)	$(0.01)

Basic and diluted net loss per share - pro forma	$(0.04)	$(0.01)	$(0.13)	$(0.08)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, and is not subject to revaluation as a result of subsequent stock price fluctuations. The following weighted-average assumptions are used:

	Employee Stock Option Plan for Three Months Ended June 30,		Employee Stock Option Plan for Nine Months Ended June 30,
	2005	2004	2005	2004
Expected life (in years)	5	5	5	5
Risk-free interest rate	3.7%	3.4%	3.7%	3.4%
Estimated volatility	101%	107%	101%	107%
Expected dividend	0.0%	0.0%	0.0%	0.0%

	Employee Stock Purchase Plan for Three Months Ended June 30,		Employee Stock Purchase Plan for Nine Months Ended June 30,
	2005	2004	2005	2004
Expected life (in years)	0.5	0.5	0.5	0.5
Risk-free interest rate	3.2%	1.3%	3.2%	1.3%
Estimated volatility	100%	107%	100%	107%
Expected dividend	0.0%	0.0%	0.0%	0.0%

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

COMPUTATION OF BASIC AND DILUTED NET INCOME (LOSS) PER SHARE

Historical net income (loss) per share has been calculated under SFAS No. 128, “Earnings per Share.” SFAS No. 128 requires companies to compute earnings per share under two methods (basic and diluted). Basic net loss per share is calculated by dividing net income (loss) by the weighted average shares of common stock outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For all periods but the quarter ended June 30, 2004, basic and diluted net loss per share numbers were identical as potential common shares resulting from the exercise of stock options were antidilutive

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
	(in thousands, except per share data)
Net income (loss)	$(96)	$185	$(613)	$(108)
Weighted average shares outstanding -basic	14,677	14,307	14,570	14,194
Add: Dilutive stock options	—	1,352	—	—
Weighted average shares outstanding -diluted	14,677	15,659	14,570	14,194
Basic and diluted earnings per share	$(0.01)	$0.01	$(0.04)	$(0.01)

COMPREHENSIVE INCOME

Comprehensive loss consists of net loss plus the effect of foreign currency translation adjustments and other unrealized gains and losses, which were not material for each of the three and nine months ended June 30, 2005 and 2004, respectively. Accordingly, comprehensive loss closely approximates actual net loss.

SEGMENT REPORTING

We are organized and operate as one operating segment. We operate primarily in one geographic area, the Americas, which is comprised of the United States, Canada, Mexico, Central America and the Caribbean.

Net revenue by geographic region based on customer location for the three and nine months ended June 30, 2005 and 2004, respectively, were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004

Americas	92%	91%	89%	91%
International	8%	9%	11%	9%
	100%	100%	100%	100%

International is comprised of revenues primarily from China, the United Kingdom and Norway. All significant long-lived assets are located in the United States for all periods presented.

Net revenue by customers that individually accounted for more than 10% of our revenue for the three and nine months ended June 30, 2005 and 2004, respectively, were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004

AltiSys Communications, Inc.	17%	14%	16%	16%
Ingram Micro (see Note 5)	--	12%	--	15%
Synnex Information Technology	55%	45%	53%	47%
Graybar Electric Company, Inc.	15%	12%	11%	7%

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

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 - Share-Based Payment, which provides interpretive guidance related to SFAS No. 123(R). SFAS No. 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No. 25. SFAS No. 123(R) will be effective beginning with the first interim or annual reporting period of our fiscal year beginning on or after June 15, 2005. The Company is currently evaluating the provisions of SFAS No. 123(R) and has not yet determined whether to use the modified prospective or the modified retrospective methods allowed by SFAS No. 123(R). The Company expects that the new standards will have a material effect on its results from operations.

In March 2005, the FASB issued FIN 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143” (“FIN 47”), which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005. The Company is currently evaluating the effect that the adoption of FIN 47 will have on its consolidated results of operations and financial condition but does not expect it to have a material impact.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”) which replaces Accounting Principles Board Opinions No. 20 “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements—An Amendment of APB Opinion No. 28.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by the Company in the first quarter of fiscal 2007. The Company is currently evaluating the effect that the adoption of SFAS 154 will have on its consolidated results of operations and financial condition but does not expect it to have a material impact.

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

Changes in our warranty liability for the three and nine months ended June 30, 2005 and 2004, respectively, are as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004

Beginning balance	$386	$659	$424	$644
Provisions for warranty liability	27	26	70	109
Warranty cost including labor, components and scrap	(40)	(62)	(121)	(130)
Ending balance	$373	$623	$373	$623

4. COMMITMENTS AND CONTINGENCIES

Commitments

We lease our facilities under various operating lease agreements expiring on various dates through February 2009. The lease for our headquarters expires on February 21, 2009. Rent expense for this operating lease totaled approximately $128,000 and $380,000 for the three and nine months ended June 30, 2005, respectively as compared to $117,000 and $391,000 for the three and nine months ended June 30, 2004, respectively. Minimum future lease payments under a noncancellable operating lease as of June 30, 2005 are as follows (in thousands):

Fiscal Year Ending September 30,	Capital Leases	Operating Leases
Remainder of 2005	$2	$106
2006	8	403
2007	8	361
2008	3	271
Thereafter	—	92
Total minimum lease payment	21	$1,233
Amount representing interest	4
Present value of minimum lease payment	17
Current portion	6
Long-term portion	$11

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

5. TERMINATION OF DISTRIBUTION AGREEMENT

On January 17, 2005, we sent written notice to Ingram Micro to terminate our distribution agreement and this agreement terminated on July 20, 2005. As of June 30, 2005, the balances outstanding with Ingram Micro were $22,000 in accounts receivable and the payment for these balances was received in July 2005.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING INFORMATION

This report contains certain forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended) and information relating to us that is based on the beliefs of our management as well as assumptions made by and information currently available to our management. Additional forward-looking statements may be identified by the words “anticipate,”“believe,”“expect,”“intend,”“plan,” or the negative of such terms, or similar expressions, as they relate to us or our management.

The forward-looking statements contained herein reflect our judgment as of the date of this report with respect to future events, the outcome of which is subject to certain risks, which may have a significant impact on our business, operating results or financial condition. You are cautioned that these forward-looking statements are inherently uncertain. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. You should carefully review the cautionary statements contained in this Form 10-Q, including those found in “Certain Factors Affecting Business, Operating Results, and Financial Condition” below.

OVERVIEW

We provide converged Internet protocol phone systems to small-to-medium sized businesses and branch offices of larger corporations which have less than 500 employees per site. We first recognized revenues from product sales of our Quantum board and AltiWare software in July 1996. We generated net revenues of $4.1 million and $11.2 million for the three and nine months ended June 30, 2005, respectively, compared to net revenues of $3.9 million and $10.8 million for the three and nine months ended June 30, 2004, respectively. As of June 30, 2005, we had an accumulated deficit of $51.5 million.

We derive our revenues from sales of our AltiServ system, which includes hardware and software bundled into a suite of telephone systems. Product revenues consist of sales to end-users (including dealers) and to distributors. Revenues from product sales to end-users and resellers are recognized upon shipment. We defer recognition of revenue for sales to distributors until they resell our products to their customers. Upon shipment, we also provide a reserve for the estimated cost that may be incurred for product warranty. Under our distribution contracts, a distributor has the right, in certain circumstances, to return products it determines are overstocked, so long as it provides an offsetting purchase order for products in an amount equal to or greater than the dollar value of the returned products. In addition, we provide distributors protection from subsequent price reductions on the inventories they carry on hand and return of products on termination.

Our cost of revenues consists of component and material costs, direct labor costs, provisions for excess and obsolete inventory, warranty costs and overhead related to the manufacturing of our products. Several factors that have affected, and will continue to affect, our revenue growth include the state of the economy, the market acceptance of our products, our ability to add new resellers and our ability to design, develop, and release new products. We engage third-party assemblers, which, for the three and nine months ended June 30, 2005, were All Quality Services and Bestronics, each in San Jose, to insert the hardware components into the printed circuit board. We selected our manufacturing partners with the goals of ensuring a reliable supply of high-quality finished products and lowering per unit product costs as a result of manufacturing economies of scale. We cannot assure you that we will achieve or maintain the volumes required to realize these economies of scale or when or if such cost reductions will occur. The failure to obtain such cost reductions, or maintain such reductions if they occur, could materially adversely affect our gross margins and operating results.

We continue to focus on developing enhancements to our current products to provide greater functionality and increased capabilities, based on our market research, customer feedback and our competitors’ product offerings. We also are continuing to focus on creating new product offerings. In particular, we are focusing on developing products that allow us to enhance our position in our target market segment and to enter new geographical markets. Additionally, we intend to continue to focus on selling our existing products to small-to-medium sized businesses and branch offices of larger corporations, which have no more than 500 employees per site and emphasize the use of Internet protocol phone systems in their operations. Furthermore, we plan to continue to recruit additional resellers and distributors that focus on selling phone systems to our target customers. There can be no assurance, however, that we will be successful in developing any new products or enhancements to existing products, entering new geographical or product markets or expanding our network of resellers and distributors. We believe that the adoption rate for this new technology is much faster with small-to-medium sized businesses and branch offices of larger corporations which have less then 500 employees per site because they do not have significant investments in traditional phone systems. We believe that these businesses are looking for call center-type administration to increase the productivity and efficiency of their contacts with customers. Assuming continuing market trends, successful product enhancements, continuing acceptance of the call center products, continuing growth in the marketplaces of China, the United Kingdom and Norway, and a continuing moderate recovery in the North American economy, we expect to see continued revenue growth year over year.

CRITICAL ACCOUNTING POLICIES

Revenue recognition. Revenues consist of sales to end-users, including resellers, and to distributors. Revenues from sales to end-users are recognized upon shipment, when risk of loss has passed to the customer, collection of the receivable is reasonably assured, persuasive evidence of an arrangement exists, and the price is fixed and determinable. We provide for estimated sales returns and allowances and warranty costs related to such sales at the time of shipment. Net revenues consist of product revenues reduced by estimated sales returns and allowances. Sales to distributors are made under terms allowing certain rights of return and protection against subsequent price declines on our products held by its distributors. Upon termination, any unsold products may be returned by the distributor for a full refund. These agreements may be canceled without cause by either party following a specified notice period. As a result of the above provisions, we defer recognition of distributor revenues until such distributors sell our products to their customers. The amounts deferred as a result of this policy are reflected as “deferred revenue” in the accompanying consolidated balance sheets. The related cost of revenues is also deferred and reported in the consolidated balance sheets as inventory. Our total deferred revenue was $633,000 as of June 30, 2005.

Software components are generally not sold separately from our hardware components. Software revenues consist of license revenues that are recognized upon the delivery of application products. We provide limited post-contract customer support (“PCS”), consisting primarily of technical support and “bug” fixes. In accordance with SOP 97-2, revenue earned on software arrangements involving multiple elements is allocated to each element based upon the relative fair values of the elements. Although we provide PCS, the revenue allocated to this element is recognized together with the initial licensing fee on delivery of the software to end-users and resellers because: (1) the PCS fee is included with the initial licensing fee; (2) the PCS included with the initial license fee is for one year or less; (3) the estimated cost of providing PCS during the arrangement is insignificant; and (4) unspecified upgrades/enhancements offered for minimal or no cost during PCS arrangements historically have been and are expected to continue to be minimal and infrequent. All estimated costs of providing the services, including upgrades and enhancements, are accrued for at the time of delivery.

Allowance for Doubtful Accounts. The allowance for doubtful accounts is based on our assessment of the collectibility of specific customer accounts and the aging of the accounts receivable. If there were a deterioration of a major customer’s creditworthiness, or actual defaults were higher than our historical experience, we could be required to increase our allowance and our earnings could be adversely affected. Our allowance for doubtful accounts was $26,000 as of June 30, 2005.

Inventory. Inventory is stated at the lower of cost (first-in, first-out method) or market. Our inventory balance was $1.1 million as of June 30, 2005. We regularly review value of inventory in detail, with consideration given to future customer demand for our products, obsolescence from rapidly changing technology, and other factors. If actual market conditions are less favorable than those projected by management, and our estimates prove to be inaccurate, we could be required to increase our inventory provision and our gross margins could be adversely affected. Our inventory allowance was $2.5 million as of June 30, 2005.

Warranty. We accrue for warranty costs based on estimated product return rates and the expected material and labor costs to provide warranty services. If actual return rates and repair and replacement costs differ significantly from our estimates, our gross margin could be adversely affected. The liability for product warranties was $373,000 as of June 30, 2005.

Results of Operations

The following table sets forth consolidated statements of operations data for the periods indicated as a percentage of net revenues.

	Three Months Ended		Nine Months Ended
	June 30		June 30
	2005	2004	2005	2004
Consolidated Statements of Operations Data:
Net revenues:
Hardware	88.8%	87.4%	85.5%	88.4%
Software	11.2	12.6	14.5	11.6
Total net revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Hardware	45.2	37.0	42.0	37.6
Software	0.9	1.1	1.1	1.0
Total cost of revenues	46.1	38.1	43.1	38.6

Gross profit	53.9	61.9	56.9	61.4

Operating expenses:
Research and development	20.9	19.4	23.4	22.2
Sales and marketing	25.1	26.8	27.0	28.6
General and administrative	11.9	11.6	13.4	12.3

Total operating expenses	57.9	57.8	63.8	63.1

Income (loss) from operations	(4.0)	4.1	(6.9)	(1.7)
Interest and other income, net	1.7	0.7	1.5	0.7
Net income (loss) before income taxes	(2.3)	4.8	(5.4)	(1.0)
Income taxes	—	—	0.1	—
Net income (loss)	(2.3)%	4.8%	(5.5)%	(1.0)%

Revenues, net. Revenues consist of sales to end users (including resellers) and by distributors to end users.

Net Revenue by Geographic Area:
	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004

Americas	92%	91%	89%	91%
International	8%	9%	11%	9%
	100%	100%	100%	100%

Net Revenue by Customers:
	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004

AltiSys Communications, Inc.	17%	14%	16%	16%
Ingram Micro	--	12%	--	15%
Synnex Information Technology	55%	45%	53%	47%
Graybar Electric Company, Inc.	15%	12%	11%	7%

Revenues generated in the Americas accounted for $3.8 million, or 92%, and $10.0 million, or 89%, for the three and nine months ended June 30, 2005, respectively, as compared to $3.5 million, or 91%, and $9.8 million, or 91%, for the three and nine months ended June 30, 2004. Net revenues increased 6% to $4.1 million for the three months ended June 30, 2005 as compared to $3.9 million for the three months ended June 30, 2004 primarily as a result of increased customer acceptance of our new pricing and packaging strategy for our product bundling by including AltiView software, which offers more features than other products on the market and the penetration of our AltiContact Manager (ACM) in the call center market. Net revenues increased 4% to $11.2 million for the nine months ended June 30, 2005 from $10.8 million for the nine months ended June 30, 2004 primarily as a result of selling more products into the call center market space as compared with the same period last year.

Cost of revenues. Cost of revenues for the three months ended June 30, 2005 increased $0.4 million or 28% to $1.9 million from approximately $1.5 million for the three months ended June 30, 2004. Cost of revenues for the nine months ended June 30, 2005 increased $0.6 million or 16% to $4.8 million from approximately $4.2 million for the nine months ended June 30, 2004 primarily due to an increase in overall sales of our products in the prior quarter. Cost of revenues as a percentage of net revenues increased from 38% and 39% for the three and nine months ended June 30, 2004, respectively, as compared to 46% and 43% for the three and nine months ended June 30, 2005, respectively. This increase primarily was caused by a lower profit margin as a result of lower selling prices on our low-end product bundles. No provision for excess or obsolete inventory was necessary in the three and nine months ended June 30, 2005.

Research and development expenses. Research and development expenses consist principally of salaries and related personnel expenses, consultant fees and prototype expenses related to the design, development and testing of our products and enhancement of our converged telephone system software. Research and development expenses increased to $862,000 for the three months ended June 30, 2005 from $754,000 for the same period in fiscal 2004. This increase was primarily the result of an increase in headcount-related costs of $25,000 resulting from increases in salary for the research and development workforce, an increase in prototype expenses related to design, development and testing of our new product of $46,000 and an increase in equipment, recruiting, consultant expenses of $13,000. Research and development expenses as a percentage of revenue increased to 21% for the three months ended June 30, 2005 from 19% for the same period in fiscal 2004. Research and development increased to $2.6 million for the nine months ended June 30, 2005 from $2.4 million for the same period in fiscal 2004. This increase was the result of an increase in headcount-related costs of $109,000 resulting from increase in salary for research and development workforce, an increase in prototype expenses related to design, development and testing of our new product of $74,000 and an increase in equipment, legal expenses of $41,000. Research and development expenses as a percentage of revenue increased to 23% for the nine months ended June 30, 2005 from 22% for the same period in fiscal 2004. We expect research and development expenses to remain relatively flat due to the uncertainty about customers' spending patterns in the current economic environment. Management continues to monitor research and development expenses and plans to keep them in line with expected revenue opportunities.

Sales and marketing expenses. Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in marketing, sales and customer support functions, as well as trade shows, advertising, and promotional expenses. Sales and marketing expenses remained unchanged at $1.0 million for the three months ended June 30, 2005 and 2004, respectively. Sales and marketing expenses as a percentage of revenue decreased to 25% for the three months ended June 30, 2005 from 26% for the same period in fiscal 2004 primarily due to an increase in revenue in the quarter. Sales and marketing expenses decreased to $3.0 million for the nine months ended June 30, 2005 from approximately $3.1 million for the same period in fiscal 2004. This decrease was primarily the result of a decrease in headcount-related cost of $22,000 resulting from a decrease in sales workforce, a decrease in relocation expense of $40,000 and a decrease in dealer training of $4,000. Sales and marketing expenses as a percentage of revenue decreased to 27% for the nine months ended June 30, 2005 from 28% for the same period in fiscal 2004 as a result of an overall increase in revenue during the nine months ended June 30, 2005. We expect sales and marketing expenses to remain relatively flat due to the uncertainty about customers' spending patterns in the current economic environment; however, some expenses, such as commissions, vary with revenues.

General and administrative expenses. General and administrative expenses consist of salaries and related expenses for executive, finance and administrative personnel, facilities, allowance for doubtful accounts, legal, and other general corporate expenses. General and administrative expenses increased to $490,000 for the three months ended June 30, 2005 from $449,000 for the same period in fiscal 2004. This increase was primarily the result of an increase in headcount-related costs of $15,000 resulting from hiring new employees and an increase in financial audit fees of $76,000 reduced by the decrease in legal, insurance and telephone expenses of $50,000. General and administrative expenses as a percentage of revenue remained unchanged at 12% for the three months ended June 30, 2005 and 2004, respectively. General and administrative expenses increased to $1.5 million for the nine months ended June 30, 2005 from $1.3 million for the same period in fiscal 2004. This increase was primarily the result of an increase in financial audit fees of $165,000. General and administrative expenses as a percentage of revenue increased to 13% for the nine months ended June 30, 2005 from 12% for the same period in fiscal 2004. We expect general and administrative expenses to remain relatively flat due to the uncertainty about customers' spending patterns in the current economic environment.

Interest and other income, net. Net interest and other income increased to $69,000 and $165,000 for the three and nine months ended June 30, 2005, respectively, from $26,000 and $72,000 for the same period in fiscal 2004. The increase in net interest and other income for the three and nine months ended June 30, 2005 was primarily a result of higher interest rates. We expect net interest and other income to remain relatively flat as we have limited cash reserves to invest.

Liquidity and Capital Resources

Since inception, we primarily have financed our operations through the sale of equity securities. As of June 30, 2005, we had cash, cash equivalents, and short-term investments totaling $9.1 million, which consisted of cash and cash equivalents of $2.4 million and $6.7 million of short-term investments.

Changes in Cash Flows

During the nine months ended June 30, 2005, net cash used in operating activities was $1.0 million, which was approximately $137,000 higher than the cash used in operating activities during the same period of fiscal 2004 due to lower revenue being generated in the second quarter of fiscal 2005. For the nine months ended June 30, 2005, net cash provided by investing activities was $185,000, which was primarily attributable to proceeds from maturities of short-term investments.

Net accounts receivable increased to $2.5 million at June 30, 2005 from $1.9 million at September 30, 2004. The increase in net accounts receivable was primarily due to an increase in revenue.

We ended the third quarter of fiscal 2005 with a cash conversion cycle of 60 days as compared to 66 days for the third quarter of fiscal 2004. The cash conversion cycle is the duration between purchase of inventories and services and the collection of the cash from the sale of our products and services and is a metric on which we have focused as we continue to try to efficiently manage our assets. The cash conversion cycle results from the calculation of days of sales outstanding added to days of supply in inventories, reduced by days of payable outstanding.

Inventories remained unchanged at $1.1 million at June 30, 2005 and September 30, 2004 and our inventory turn rate increased to 7.1 times at June 30, 2005 from 5.7 times at September 30, 2004. Our inventory turn rate represents the number of times inventory is replenished during the quarter. Inventory management will continue to be an area of focus as we balance the need to maintain strategic inventory levels to help ensure competitive lead times with the risk of inventory obsolescence due to rapidly changing technology and customer requirements.

Accounts payable increased to $966,000 at June 30, 2005 from $798,000 at September 30, 2004. This increase primarily was due to more inventories purchased in the last month of the last quarter as a result of an increase in production. Our accrued payroll-related liabilities decreased to $284,000 at June 30, 2005 from $330,000 at September 30, 2004, primarily as a result of a decrease in employee stock purchase contribution.

During the nine months ended June 30, 2005, our net cash provided by financing activities was primarily attributable to the $350,000 of proceeds from the exercise of employee stock options and stock purchases through our employee stock purchase plan

Liquidity and Capital Resources

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

We do not have any material commitments for capital expenditures as of June 30, 2005. We have commitments under our noncancellable operating lease in the amount of $1.2 million as of June 30, 2005. The following table represents our future commitments as of June 30, 2005 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years

Operating lease obligations	$1,233	$106	$764	$363	$--
Capital lease obligations	21	2	16	3	--
Total	$1,254	$108	$780	$366	$--

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

In March 2005, the FASB issued FIN 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143” (“FIN 47”), which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005. The Company is currently evaluating the effect that the adoption of FIN 47 will have on its consolidated results of operations and financial condition but does not expect it to have a material impact.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”) which replaces Accounting Principles Board Opinions No. 20 “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements—An Amendment of APB Opinion No. 28.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by the Company in the first quarter of fiscal 2007. The Company is currently evaluating the effect that the adoption of SFAS 154 will have on its consolidated results of operations and financial condition but does not expect it to have a material impact.

CERTAIN FACTORS AFFECTING BUSINESS, OPERATING RESULTS, AND FINANCIAL CONDITION

Risks Related to AltiGen

We have had a history of losses and may incur future losses, which may prevent us from achieving sustained profitability.

We have had a history of operating losses since our inception, and as of June 30, 2005, we had an accumulated deficit of $51.5 million. We may incur operating losses in the future, and these losses could be substantial and impact our ability to maintain profitability. We do not expect to materially increase expenditures for product development, general and administrative expenses, and sales and marketing expenses; however, if we cannot maintain current revenue growth, we will not be able to achieve or maintain profitability or positive operating cash flows. Even if we achieve profitability and positive operating cash flows, we may not be able to sustain or increase profitability or positive operating cash flows on a quarterly or annual basis.

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

We expect our competitors to continue to improve the performance of their current products and introduce new products or new technologies. If our competitors successfully introduce new products or enhance their existing products, our sales or the market acceptance of our products and services could be reduced, the price or our product’s ability to compete could decrease or make our products become obsolete. To be competitive, therefore, we must continue to invest significant resources in research and development, sales and marketing and customer support. We may not have sufficient resources to make these investments or to make the technological advances necessary to be competitive, which in turn will cause our business to suffer.

Losing any of our key distributors would harm our business. We also need to establish and maintain relationships with additional distributors and original equipment manufacturers.

Sales through our three key distributors, AltiSys, Graybar and Synnex, accounted for 87% and 80% of our net revenues for the three and nine months ended June 30, 2005. Our business and operating results will suffer if any one of these distributors (or any additional distributors) does not continue distributing our products, fails to distribute the volume of our products that it currently distributes or fails to expand our customer base. We also need to establish and maintain relationships with additional distributors and original equipment manufacturers. We may not be able to establish, or successfully manage, relationships with additional distribution partners. In addition, our agreements with distributors typically provide for termination by either party upon written notice to the other party. For example, our agreement with Synnex provides for termination, with or without cause, by either party upon 30 days’ written notice to the other party, or upon insolvency or bankruptcy. Generally, these agreements are non-exclusive and distributors sell products that compete with ours. If we fail to establish or maintain relationships with distributors and original equipment manufacturers, our ability to increase or maintain our sales and our customer base will be substantially harmed. As of July 20, 2005, our agreement with Ingram Micro was terminated.

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

For the three and nine months ended June 30, 2005, approximately 8% and 11% of our net revenues, respectively, came from customers outside of the Americas. We intend to expand our international sales and marketing efforts. Our efforts are subject to a variety of risks associated with conducting business internationally, any of which could seriously harm our business, financial condition and results of operations. These risks include:

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

In December 2004 FASB adopted Statement No. 123(R), “Share-Based Payment.” In April 2005, the SEC announced a delay of the effective date until the first interim or annual reporting period of a company’s first fiscal year beginning on or after June 15, 2005. SFAS No. 123(R) will require us, starting in the first quarter of fiscal year 2006 which begins on October 1, 2005, to measure compensation costs for all stock based compensation (including stock options and our employee stock purchase plan, as currently constructed) at fair value and take a compensation charge equal to that value. We expect that this statement will have a material effect on our results from operations.

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

ALTIGEN COMMUNICATIONS, INC.

Date: August 15, 2005	By:	/s/ Philip M. McDermott

Philip M. McDermott, Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1 (1)	Amended and Restated Certificate of Incorporation.

3.2 (2)	Second Amended and Restated Bylaws.

31.1	Certification of Principal Executive Officer.

31.2	Certification of Principal Financial Officer.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to exhibit filed with the Registrant's Registration Statement on Form S-1 (No. 333-80037) declared effective on October 4, 1999.
(2)	Incorporated by reference to exhibit filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.