Form 10-K
period 2005-09-30
ALTIGEN COMMUNICATIONS INC
filed 2005-12-28
CIK 1003607

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒                                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2005

OR

☐                                   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission File Number 000-27427

ALTIGEN COMMUNICATIONS, INC.

(Exact name of Registrant as specified in its charter)

DELAWARE	94-3204299
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
4555 Cushing Parkway Fremont, CA	94538 (Zip Code)
(Address of principal executive offices)
Registrant’s telephone number, including area code: (510) 252-9712
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐  No  ☒

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

Indicate by check whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes  ☐ No  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $38,040,121 as of March 31, 2005, based on the closing price of our common stock as reported on The Nasdaq Capital Market on such date. Shares of common stock held by each officer and director and by each person known to own 5% or more of our outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of March 31, 2005, there were 14,635,022 shares of the our common stock issued and outstanding.

As of December 19, 2005, there were 14,902,501 shares of our common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of AltiGen Communications, Inc.’s definitive Proxy Statement for the 2006 Annual Meeting of Stockholders to be held on February 9, 2006 are incorporated by reference in Part III of this Form 10-K to the extent stated herein.

PART I

Item 1. Business

INTRODUCTION

AltiGen Communications, Inc. (NASDAQSC: ATGN) is a pioneer and market leader in Internet protocol telephony systems for small-to-medium sized businesses. We design and manufacture advanced phone systems and call center products that use both the Internet and the public telephone network. Our systems are designed with an open architecture and are built on an industry standard platform. This adherence to widely-used standards allows our products to integrate with and leverage a company’s existing technology investment.

We generated net revenues of $15.4 million with a net loss of $311,000 during fiscal year 2005. As of September 30, 2005, we had an accumulated deficit of $51.1 million. Net cash used in operating activities was $509,000 for fiscal year 2005.

Our principal executive offices are located at 4555 Cushing Parkway, Fremont, California 94538. Our telephone number is (510) 252-9712. We were incorporated in California in May 1994, and we reincorporated into Delaware in June 1999.

We maintain an Internet website at http://www.altigen.com. Our most recent annual report on Form 10-K and certain of our other filings with the Securities and Exchange Commission (SEC) are available through the Investor Relations section of our website. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other required filings and amendments to these filings are available on the SEC website at http:/ /www.sec.gov, which can be reached from our Investor Relations website. In addition, you may read and copy any material we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

INDUSTRY BACKGROUND

We focus on the small-to-medium sized business and mid-sized enterprise business market, which represents approximately 14 million businesses in the United States. Our telephony products primarily are sold to small-to-medium sized businesses, multi-site businesses, corporate branch offices, call centers, credit unions and community banks.

Convergence of Voice and Data

Traditionally, businesses have supported two separate, incompatible networks to handle their communications needs. The first network has been the traditional telephone network, which relies on a technology called “circuit-switching.” A circuit-switched network establishes and maintains a dedicated (i.e. not shared) line between calling parties for the duration of a call. The second type of network on which businesses have traditionally relied is a “packet-switched” network, such as an internal local area network or an external network, like the Internet, where voice, video, images or data is divided into small Internet protocol packets of information for transmission that are simultaneously combined with other unrelated packets of information and routed to a final destination where this process is reversed. Packet-switched networks are more efficient than the traditional circuit-switched telephone network, because network paths are not dedicated to a single user, but instead are available to be shared by all users. As a result, network capacity is allocated more efficiently. It is commonplace for networks installed today to be able to support both voice and data usage with Internet protocol packet-switching.

Most telecommunications systems do not address the needs of businesses that need to transmit voice communications over both traditional telephone networks and packet-switching networks. For example,

businesses may wish to route internal calls over their existing voice network and route calls between offices over packet-switched networks, all using the same telecommunications system. We believe a significant opportunity exists to provide small-to-medium sized and mid-enterprise businesses with an integrated phone system that delivers the benefits of integrated, multi-function telecommunications systems using Internet protocol packet switching networks as well as traditional circuit-switched telephone networks.

THE ALTIGEN PRODUCT OFFERING

AltiServ™ Office systems are complete business telephone systems that are installed on custom designed and manufactured industrial server platforms. The systems include a comprehensive bundle of AltiGen software applications to provide a high value, all-in-one solution. The systems include software and licensing necessary to support analog and Voice over Internet Protocol (VoIP) telephones, operator software, and desktop call control software for each extension on the system. By providing a turn-key approach, we are able to maintain quality and reliability while providing for easy deployment of our products.

The AltiGen phone systems work with digital, analog and internet protocol trunks, and internet protocol and analog telephone extensions. The systems can be configured with digital, analog or voice over internet protocol, or a combination of the three. By allowing the customer to choose what best fits their current and future requirement, we provide a practical and cost effective solution to future growth

Each system includes as standard PBX functionality, a comprehensive voicemail system with over 2,000 hours of storage, 255 auto attendant menus with unlimited levels, automatic call distribution and call detail reporting. The system also provides intuitive and easy to use system administration software to allow for customer self-administration or remote administration by our authorized reseller partners.

The AltiServ™ Office family of telephone systems can be implemented for businesses requiring as few as eight extensions and supporting up to 400 users per individual system. Individual systems can be affordably scaled to customer needs, and multiple systems may be networked together for greater expansion. These networked systems can be at a single site, a campus environment or multiple locations throughout the world using Internet protocol technology to link them. The AltiServ™ Office product allows an affordable entry point while maintaining logical system growth.

For companies with more advanced requirements, we manufacture AltiContact Manager. The product is available preloaded as a PBX and call center, or as a software upgrade to an existing AltiServ™ Office system. This product is capable of skills-based routing, priority queuing, centralized call recording and advanced monitoring and reporting. This capability may be added on a per agent/supervisor basis as the company’s needs grow. This allows a smaller business or branch office to enjoy the same capability as a large professional call center organization. If a company has more than one location, call center calls can automatically be routed to other locations based on conditions the customer chooses.

In 2005, we released two significant additions to our call center capability. The first product, VR Manager, allows the management of centrally recorded calls. We have integrated voice processing on every connection in and out of the phone system. This allows a company to record some or all calls for quality assurance. Competitively, this gives us a technological advantage over other products that require an external recording system to be tied to a PBX at a much greater cost. This year we also released a comprehensive call center reporting package called AltiReports. This web-based reporting application can generate up to 40 detailed reports based on call center agents or call routing groups.

In September of this year, we released our most advanced business telephone to date. The IP710 is a standard based VoIP telephone that is feature rich while maintaining our tradition of intuitive, easy to use technology. The phone was designed and developed based on several years of input from our customers and partners. The phone has been well received in the market.

With the enhancements to our call center capability and addition of the IP710 phone, we have continued to refine our innovative and cost effective product family. We provide a comprehensive, manageable and cost effective option for customer-driven companies.

Key features of our phone systems include:

•       Measurable Information to Ensure Best Business Practices.   We provide a complete view into individual and group performance. The amount, type and duration of calls can be tracked an analyzed. An individual can record a call for later review, or a company can centrally record all or a percentage of calls for quality control.

•       Reduced Administration Costs.   Our easy to use self administration software allows customers to manage their own telephone system. The associated expenses, typically referred to as adds, moves and changes, can be a significant percentage of the ongoing operating cost of any business telephone system. Our AltiServ™ systems allow system administrators to perform many of these tasks on site or remotely without assistance from third parties.

•       Lower Toll Costs.   By routing voice over data networks, our systems reduce toll charges associated with long-distance calls between locations. Using our products, businesses can send and receive voice communications over the Internet or a private data network.

•       Unified Company Locations.   For companies with AltiGen systems in multiple locations, we provide a seamless dialing plan. Customers calling into one location can automatically be routed to the correct group or individual. This allows a multi-site business to operate under a unified dialing plan and allows users in different sites to operate as if they were supported by a single system rather than an individual system for each location.

•       Survivability Options.   Our systems allow practical and cost efficient options for disaster recovery planning. Redundant system hard drives allow all voice mail and configuration information to be copied to a spare hard drive. The system allows nightly backup to another network drive. If weather or other problems prevent employees from reaching the office, ExtensionAnywhere, One Number Access and VoIP telephones can be utilized to keep operations running. We provide multiple options based upon what best fits the customer environment.

•       Innovative Desktop Productivity Software.   Our systems provide desktop software applications to increase user productivity. Call control, changes in extension configuration and the ability to view and manage voicemail messages improve an employee’s ability to process calls. In addition, we provide unique software for group supervisors, agents, system administrators and operators. Applications are centrally upgraded from the phone system to allow for quick and efficient deployment.

•       Integration with Customer Relationship Management Software.   The AltiView and AltiAgent desktop interfaces provided automatic contact record retrieval and “screen pops” of contact records to a user’s desktop. Microsoft Outlook users can type in a name to automatically retrieve telephone numbers and click and dial from an integrated contact record directory. Certified integration to Microsoft customer relationship management software is provided as standard with the system. We provide built-in integration with other Microsoft software applications like Microsoft customer relationship management, Microsoft Outlook and Microsoft Exchange.

•       Ease of Installation, Use and Maintenance.   The AltiServ™ Office phone systems allow easy installation and system maintenance. Administrators can manage call routing, extension management, voice messaging, email and Internet features of our products through a single AltiWare administrator interface. By using industry standards we believe that AltiServ™ systems make it easier for resellers and end-user customers to implement and maintain systems.

•       Improved Customer Service Capabilities.   The AltiServ™ Office systems provide integrated call center functionality. For more advanced call center or centralized call recording requirements, we offer the AltiContact Manager software application. Both contact center applications are designed to enhance our customers’ communications with their customers by employing comprehensive contact center and call center routing, reporting and recording technologies.

•       Integrated Centralized Call Recording.   Voice calls can be recorded on demand by employees, agents and supervisors or automatically centrally recorded by the phone system. Traditional phone systems require a separate system to be tied to a PBX to centrally record calls. Modular feature licensing allows businesses to add capabilities on a per-feature or per-user basis offering a reduced up-front investment.

•       True Employee Mobility.   We provide flexible and useable mobility options while retaining accountability. We provide several powerful options. ExtensionAnywhere allows any phone with a direct telephone number to be enabled as a live extension on the system. Call handling, call transfer, conferencing and voicemail capability are retained. Our “One Number Access” feature allows the system to search and then transfer a call at up to four numbers. For remote employees, we offer a VoIP telephone to connect to an employee’s high speed Internet access. Our mobility options are flexible and simple to use.

PRODUCTS

The following is a list of our products that are material to our current operations from a financial standpoint:

Product	Description
AltiServ™ Office

AltiServ™ Office systems are complete business telephone systems that are installed on custom designed and manufactured industrial server platforms. The systems include a comprehensive bundle of AltiGen software applications to provide a high value, all-in-one solution. The systems include software and licensing necessary to support analog and VoIP telephones, operator software, and desktop call control software for each extension on the system. By providing a turn-key approach, we maintain quality and reliability while providing for easy deployment. The platforms are scaleable, and are packaged according to the size of the customer.

AltiContact Manager

AltiContact Manager is available pre-loaded as a PBX and call center, or as a software upgrade to an existing AltiServ™ Office system. This product is capable of skills-based routing, priority queuing, centralized call recording and advanced monitoring and reporting. This capability may be added on a per agent/supervisor basis as a company’s needs grow. This allows a smaller business or branch office to enjoy the same capability as a large professional call center organization. If a company has more than one location, call center calls can automatically be routed to other locations based on conditions the customer chooses.

AltiTouch 510 Analog Telephone

The AltiTouch 510 telephone is an executive level analog phone with a high quality speaker, a large (7.4 square inch) backlit LCD display with adjustable viewing angle, and LED voicemail waiting indicator. One-touch buttons provide access to features and call control including: volume, mute, voicemail, voice mail greeting management, do not disturb, intercom, headset answering, conference, hold, transfer, redial, call release, speed dial, call directory, extension management, line pickup, account codes and much more.

IP710 Voice over IP Telephone

The IP710 is a fully featured IP telephone designed to empower the user. Bringing stylish form and functionality to the desktop, the IP710 makes sophisticated features simple and intuitive to use. Users have single button access to voicemail, activity/presence selection, voicemail greeting selections, call recording, call conferencing, call transferring, and even placing calls to employees in other countries.

AltiView

AltiView is a Windows-based desktop application that provides call control and visual voice mail management to the desktop. It allows users to receive and place calls, listen to voicemail messages, identify the caller phone number and manage extension configuration. AltiView is standard with the system.

AltiAgent

AltiAgent is a Windows-based desktop application to bring call control and workgroup information to call center agents. Users can view a call queue, monitor work group status, check caller identification, measure performance, review log-on history, receive and place calls and listen to and manage voicemail messages.

AltiSupervisor

AltiSupervisor is a Windows-based desktop application for call center supervisors. The application allows a call center or workgroup supervisor effectively manage a workgroup. AltiSupervisor provides four major real time module views for workgroup management: agent states, agent statistics, group statistics, and queue status with a quality of services capability. AltiSupervisor allows silent monitoring of agents with barge-in call participation and call recording functionality.

Triton IP Board

The Triton IP Board is a microprocessor-controlled board supporting VoIP communications. This allows voice conversations to be carried over public and private data networks that support Internet protocol. The Triton IP Board is a 12-port board that can be software configured to 30 ports. The Triton IP Board can be used for Internet protocol trunks connecting multiple networked AltiServ™ systems or to support voice over Internet protocol telephones extensions and VoIP agent extensions.

Triton T1, E1, T1/PRI Board

The Triton T1, E1, T1/PRI Board is a microprocessor-controlled board that allows AltiServ™ systems to connect to T1, E1 or T1/PRI digital high-capacity central office telephone lines. This board can be configured with software to support provisioning for T1, E1 or T1/PRI communication protocols.

Triton Trunk Board

The Triton Trunk Board is a 12 port, microprocessor-controlled board that allows AltiServ™ systems to connect to analog central office telephone lines. This allows outbound and inbound calls to be carried over traditional analog central office telephone lines.

Triton Extension Board	The Triton Extension Board is a 12 port, microprocessor-controlled board that allows AltiServ™ systems to support 12 analog telephone extensions with each Triton Extension Board.
Quantum Board

The Quantum Board is a 12-port microprocessor-controlled board that comes in 2 combinations of trunk plus extension configurations on the same board. The Quantum Board allows AltiServ™ systems to connect to analog central office telephone lines and to support analog telephone extensions with the same board.

AltiGen Hardware and Firmware

We have developed a single base circuit board with high performance digital signal processing technology, which means that the circuit board has an integrated computer built on it that can run special, high-speed software programs, called firmware. Firmware can receive, send and modify digital information for communications with network services. Our Triton family of digital signal processing boards are designed to allow us to create different circuit boards to meet many communication requirements by simply adding a few hardware and/or software components to the basic board. For example, the Triton digital signal processing board can become a T1, E1 or Integrated Services Digital Network communication circuit board or a circuit board supporting VoIP with simple changes in on-board software and, in some cases, new circuits.

This modular design not only enables us to provide new capabilities, but we also believe that it enables our products to achieve a high degree of reliability and cost reduction since the underlying technology is consistent across our products.

AltiGen Modular Software

Our software products are based on modular software components similar to the concept described above for our hardware and firmware. The service provider layer of software is composed of separate software components, each of which communicates with a hardware circuit board within the AltiServ™ system. The middleware layer interacts with all the service providers in the system and manages their resources. This middleware layer communicates with the hardware and allows application programs to provide specific features. The application program layer consists of components that implement the application logic, such as voicemail and auto attendant menus. These applications do not depend on any particular hardware integration.

We believe that the layered architectural structure of our AltiServ™ products provides important benefits:

•       New features can be developed without changing hardware

•       Development time generally is shorter

•       New hardware and software features can be added to installed systems

•       Changing one component in the system does not require other components to be changed.

Net Revenues by Products:

	Fiscal Year Ended September 30,
	2005	2004	2003
Hardware	86%	84%	87%
Software	14%	16%	13%

MARKETING, SALES AND CUSTOMER SUPPORT

Marketing

Our marketing efforts currently focus on increasing demand for our products in the Americas, Europe and Asia Pacific. We are working to increase market awareness of our technology and demand for our products in the small-to-medium sized business and call center markets through public relations, print, email and web campaigns.

Among our marketing highlights for fiscal 2005:

•      Best of Show at Internet Telephony Conference and Expo Fall 2005 (IP710 Telephone Recognized)

•       Commweb Tester’s Choice Award 2005 (AltiWare 5.0 IP PBX Software Recognized)

•       Best of Call Center and Demo Conference Dallas 2005(AltiContact Manager Software Recognized)

•       Channel Business “SME Convergence Solution 2005” United Kingdom (Microsoft CRM Integration Recognized)

•       Customer Inter@ction Solutions 2004 “Product of the Year Award (AltiContact Manager Software Recognized)

To assist our distributors, dealers and strategic partners, we provide market development funds, marketing tools and technical and sales training developed specifically for our products. We expect that these programs will allow us to leverage the expertise and contacts of the local and regional reseller channels to create strong lead generation.

Sales

Our banking vertical market strategy, initiated in January 2005, has resulted in an increase of business as well as new reseller partnerships. Between January and September, more than 50 bank and credit union installations occurred. We believe our advanced but affordable technology is well matched to this vertical market. In China, we see more favorable government spending and expect revenue from the region to increase again in 2006.

We are organized as one operating segment. Our revenues primarily are generated from one geographic area, the Americas.

Net Revenues by Geographic Area:

	Fiscal Year Ended September 30,
	2005	2004	2003
Americas	90%	90%	94%
International	10%	10%	6%

We currently have sales and support staff in New York, Illinois, Nevada, Florida, Virginia, China and in our headquarters in Fremont, California. Our inside sales force answers incoming calls from end users and refers new leads to a qualified dealer near each end user’s location. The inside sales force also is responsible for account management of our smaller resellers. Our outside sales force, which is primarily based in the Americas, includes regional sales managers and technology solutions managers who work with our larger resellers and recruit new reseller partners. In fiscal 2005, we continued our expansion to a more scalable reseller community by signing on an increasing number of resellers that currently sell traditional and Internet protocol telephone systems manufactured by companies such as Avaya Communications (Avaya), 3Com Corporation (3Com), Nortel Networks Inc., (Nortel) and NEC Corporation (NEC).

Customers

Our direct customers primarily are distributors and resellers who sell our products to end-users. We have distribution agreements with AltiSys, Graybar and Synnex in the Americas. Our agreements with AltiSys, Graybar and Synnex have initial terms of one year and are renewed automatically for additional one-year terms, provided that each party shall have the right to terminate the agreement for convenience upon 90 days’ written notice prior to the end of the initial term or any subsequent term of the agreement.

In addition, our agreements with AltiSys, Graybar and Synnex also provide for termination, with or without cause, by either party upon 30 days’ written notice to the other party without penalty, or upon insolvency or bankruptcy. For a period of 60 days’ following termination of the agreement, AltiSys, Graybar and Synnex may distribute any products in their possession at the time of termination or, at their option, return any products to us that are in their inventories. Upon termination of the distribution agreement, all outstanding invoices for the products will become due and payable within 30 days’ of the termination.

On July 20, 2005, we terminated our distribution agreement with Ingram Micro.

Net Revenues by Customers:

	Fiscal Year Ended September 30,
	2005	2004	2003
AltiSys	16%	14%	18%
Ingram Micro	2%	14%	21%
Synnex	53%	46%	48%
Graybar	11%	8%	—

We also have over 200 authorized resellers who sell our products directly to end-users. We review our resellers’ performance quarterly and discontinue distribution for those who do not meet our revenue or technical standards.

Customer Support

We believe that consistent, high-quality service and support are key factors in attracting and retaining customers. Our customer support groups, located in California, Texas, and Shanghai, China coordinate service and technical support of our products and provide service twenty-four hours a day, seven days a week. Our support personnel assist our distributors and resellers in resolving installation and support issues that arise from their sales to end users and also provide limited support to end-users to supplement dealer support. Resellers and end-user customers also can access technical information and receive technical support through our web site.

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

We are currently developing enhancements to our products to provide greater functionality and increased capabilities. We also are developing products that we expect will enable us to enhance our position in the Internet protocol phone system market space, enter new geographical markets, and allow us to enter the call center market for small-to-medium sized businesses.

We currently conduct the majority of our product development in-house. We also use a small number of independent contractors to assist with certain product development and testing activities. We intend to continue working with our strategic partners to enhance our products. As of September 30, 2005, we employed 45 individuals in engineering, research and development and support.

During fiscal years 2005, 2004, and 2003, our research and development expense was approximately $3.5 million, $3.3 million, and $4.0 million, respectively.

COMPETITION

The markets for our products are intensely competitive, continually evolving and subject to changing technologies. We currently compete with companies providing traditional telephone systems and attempting to launch competitive Internet protocol enabled solutions, principally Avaya, NEC and Nortel. We also compete against companies providing only Internet protocol and Internet protocol-enabled telecommunications systems, such as 3Com and Cisco Systems, Inc. Many of our competitors are substantially larger than us and have significantly greater name recognition, financial, sales and marketing, technical, customer support, manufacturing and other resources. These competitors also may have more established distribution channels and stronger relationships with local, long distance and Internet service providers. These competitors may be able to respond more rapidly to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion and sale of their products.

These competitors may enter our existing or future markets with products that may be less expensive, that may provide higher performance or additional features or that may be introduced more quickly than our products. In fiscal 2005, we believe that we continued to be both feature and price competitive. Additionally, we believe we provide a low ongoing cost of ownership. We believe that our principal competitive advantages include:

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

•       Complete call processing and voice processing resources in every telephony board

•       Decentralized voice processing support for advanced and integrated telephony application;

•       Innovative mobility capabilities supporting mobile telephone devices as telephone system extensions; and

•       Highly reliable redundant configurations supported.

INTELLECTUAL PROPERTY

On September 19, 2005, we entered into a royalty-free agreement with Adaptive Digital Technologies, Inc. (Adaptive) to acquire a limited, non exclusive, world wide right and license to use, reproduce and sublicense Adaptive’s object code and source code for the purpose of developing, manufacturing, integrating, marketing and selling our product incorporated with Adaptive’s software. The agreement commenced on September 19, 2005, and continues until terminated by either party or if the other party commits a material breach of the agreement and fails to cure the breach within thirty days after the notice has been given by the other party. We paid a one time license fee of approximately $27,000 to use the software. The software allows for Echo Cancellation on the telephone lines.

On June 2, 2005, we entered into a software testing authorization agreement with Microsoft Corporation (Microsoft) to allow Microsoft to test our product for compatibility with Microsoft operating systems, Microsoft software products, and other Microsoft technologies. The agreement became effective as of June 2, 2005, and may be terminated by either party, with or without cause, upon thirty day prior written notice to the other party.

We generally rely upon patent, copyright, trademark and trade secret laws to protect and maintain our proprietary rights for our technology and products. As of September 30, 2005, we have been issued three registered trademarks, “AltiGen,” “AltiServ™” and “Zoomerang.” In addition, the AltiGen logo is a trademark of ours in the United States and other jurisdictions. All other trademarks and trade names used in this Form 10-K are the property of their respective owners.

We have filed several U.S. patent applications relating to various aspects of our client and server software, mixed-media communications and computer telephony. As of September 30, 2005, we have been issued ten U.S. patents that expire at various times between 2016 and 2019 and have five U.S. patent applications which are pending. We expect to continue to file patent applications to protect our technology and products. We cannot be sure that our patent applications will result in the issuance of patents, or that any issued patents will provide commercially significant protection for our technology.

MANUFACTURING AND ASSEMBLY

Our manufacturing operations consist of two phases. In the first phase, we send out components of our products to a third party assembler. The third party assembler auto-inserts the components into the printed circuit boards instead of manually inserting the components and returns the assembled circuit board back to us. In the second phase, we insert the assembled circuit boards into the burn-in process for a minimum of two weeks and after that we perform the final test of the circuit boards. In fiscal year 2005, we engaged All Quality Services and Bestronics in San Jose as our third party assemblers. During fiscal 2005, four suppliers, Advantech, BCM Computers, Fanstel Corporation, and Avnet Electronics, provided us with approximately 93% of our hardware product components. We purchase fully-assembled chassis from Advantech. As of September 30, 2005, our in-house manufacturing operations occupied approximately 7,000 square feet of our corporate headquarters in Fremont, California.

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

•       Texas Instruments’ digital signal processor (“DSP”) chips are included in our Triton family of boards. The DSP chip is designed to perform the mathematics, data compression and other tasks needed to manipulate voice communications that are routed through our products. We expect that sales of our Triton family of boards will represent an increasing percentage of our revenues in the future.

•       Xilinx, Inc provides chips for our Triton family of boards which allow our boards to work with digital communications lines.

•       Legerity, Inc. provides chips for our Triton Analog product line which allow our board to work with analog communications lines.

•       PMC Sierra, Inc. provides chips for our Triton Digital product line which allow our board to work with digital communications lines.

•       Advantech provides the chassis for our AltiServ™ Office products based on our specifications.

•       BCM Computers manufactures our Internet protocol phone loaded with customized firmware to work with our system.

•       Fanstel Corporation manufactures our analog phone loaded with customized firmware to work with our system.

Loss of any key component supplier would adversely impact our business.

EMPLOYEES

As of September 30, 2005, we had 91 full-time employees, including 45 in research and development and support, 25 in marketing and sales, 7 in operations, and 14 in finance and administration. Of these full-time employees, 52 were located in the United States and 39 in China. Our future success will depend, in part, on our ability to continue to attract, retain and motivate highly qualified technical, marketing, engineering and management personnel.

Item 1A. Risk Factors

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

Risks Related to Our Business

We have had a history of losses and may incur future losses, which may prevent us from maintaining profitability.

We have had a history of operating losses since our inception and, as of September 30, 2005, we had an accumulated deficit of $51.1 million. We may incur operating losses in the future, and these losses could be substantial and impact our ability to maintain profitability. We do not expect to increase expenditures for product development, general and administrative expenses, and sales and marketing expenses; however, if we cannot maintain current revenues or revenue growth, we will not achieve or sustain profitability or positive operating cash flows. Even if we achieve profitability and positive operating cash flows, we may not be able to sustain or increase profitability or positive operating cash flows on a quarterly or annual basis.

Our operating results vary, making future operating results difficult to predict.

Our quarterly and annual operating results have varied significantly in the past and likely will vary significantly in the future. A number of factors, many of which are beyond our control, have caused and may cause our operating results to vary, including:

our ability to respond effectively to competitive pricing pressures;

•       our ability to respond effectively to competitive pricing pressures;

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

We face competition from companies providing traditional private telephone systems. Our principal competitors that produce these telephone systems are Avaya Communications, NEC and Nortel Networks. We also compete against providers of multi-function telecommunications systems, including 3Com Corporation, and Cisco Systems, Inc., as well as any number of future competitors. Many of our competitors are substantially larger than we are and have significantly greater name recognition, financial resources, sales and marketing teams, technical and customer support, manufacturing capabilities and other resources. These competitors also may have more established distribution channels and stronger relationships with service providers. These competitors may be able to respond more rapidly to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion and sale of their products. These competitors may enter our existing or future markets with products that may be less expensive, provide higher performance or additional features or be introduced earlier than our phone systems. We also expect that other companies may enter our market with better products and technologies. If any technology that is competing with ours is more reliable, faster, less expensive or has other advantages over our technology, then the demand for our products and services could decrease and harm our business.

We expect our competitors to continue to improve the performance of their current products and introduce new products or new technologies. If our competitors successfully introduce new products or enhance their existing products, our sales or market acceptance of our products and services could be reduced, price competition could be increased or make our products could become obsolete. To remain competitive, therefore, we must continue to invest significant resources in research and development, sales and marketing and customer support. We may not have sufficient resources to make these investments or to make the technological advances necessary to be competitive, which in turn will cause our business to suffer.

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

FASB’s adoption of Statement 123R will cause, and changes to existing accounting pronouncements or taxation rules or practices may cause, adverse revenue fluctuations, affect our reported results of operations or how we conduct our business.

In December 2004 FASB adopted Statement No. 123(R), “Share-Based Payment.” In April 2005, the SEC announced a delay of the effective date until the first interim or annual reporting period of a company’s first fiscal year beginning December 31, 2005. SFAS No. 123(R) will require us, starting in the first quarter of fiscal year 2006 which began on October 1, 2005, to measure compensation costs for all stock based compensation (including stock options and our employee stock purchase plan, as currently constructed) at fair value and take a compensation charge equal to that value. We expect that this statement will have a material effect on our results from operations.

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

If, as of the end of our 2007 fiscal year, we are unable to assert that our internal control over financial reporting is effective, or if our auditors are unable to confirm our assessment, investors could lose confidence in our reported financial information, and the trading price of our stock price and our business could be adversely affected.

We are in the process of documenting, and plan to test during the current fiscal year, our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act. Commencing on September 30, 2007, the end of our 2007 fiscal year, the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent registered public accounting firm addressing these assessments. During the course of our testing we may identify deficiencies which we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented, or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Effective internal controls are important to help produce reliable financial reports and to prevent financial fraud. If we are unable to assert that our internal control over financial reporting is effective as of the end of our 2007 fiscal year, or if our auditors are unable to attest that our management’s report is fairly stated or they are unable to express an opinion on our management’s evaluation or on the effectiveness of the internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, investors could lose confidence in our reported financial information, and the trading price of our stock and our business could be adversely affected.

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

Sales through our three key distributors, Altisys, Graybar and Synnex, accounted for 80% of our net revenues in the fiscal year ended September 30, 2005. Our business and operating results will suffer if any one of these distributors does not continue distributing our products, fails to distribute the volume of our products that it currently distributes or fails to expand our customer base. We also need to establish and maintain relationships with additional distributors and original equipment manufacturers. We may not be able to establish, or successfully manage, relationships with additional distribution partners. In addition, our agreements with distributors typically provide for termination by either party upon written notice to the other party. For example, our agreement with Synnex provides for termination, with or without cause, by either party upon 30 days’ written notice to the other party, or upon insolvency or bankruptcy. Generally, these agreements are non-exclusive and distributors sell products that compete with ours. If we fail to establish or maintain relationships with distributors and original equipment manufacturers, our ability to increase or maintain our sales and our customer base will be substantially harmed. For example, our agreement with Ingram Micro was terminated as of July 20, 2005, with no impact to our business.

We rely on sole-sourced components and third party technology and products; if these components are not available, our business may suffer.

We purchase technology from third parties that is incorporated into many of our products, including virtually all of our hardware products. We order sole-sourced components using purchase orders and do not have supply contracts for them. One sole-sourced component, a TI DSP chip, is particularly important to our business because it is included in virtually all of our hardware products. If we were unable to purchase an adequate supply of these sole-sourced components on a timely basis, we would be required to develop alternative products, which could entail qualifying an alternative source or redesigning our products based on different components. Our inability to obtain these sole-sourced components, especially the TI DSP chip, could significantly delay shipment of our products, which could have a negative effect on our business, financial condition and results of operations

Compliance with changing regulations of corporate governance and public disclosure may result in additional expenses.

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

For fiscal year 2005, approximately 10% of our net revenues came from customers outside of the Americas. We intend to expand our international sales and marketing efforts. Our efforts are subject to a variety of risks associated with conducting business internationally, any of which could seriously harm our business, financial condition and results of operations. These risks include:

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

On September 6, 2002, Vertical Networks, Inc. filed suit against us in the United States District Court for the Northern District of California, alleging infringement of Vertical Networks’ U.S. Patents Nos. 6,266,341; 6,289,025; 6,292,482; 6,389,009; and 6,396,849. On October 28, 2002, Vertical Networks amended its complaint to add allegations of infringement of U.S. Patents Nos. 5,617,418 and 5,687,174. Vertical Networks filed a second amended complaint on November 20, 2002 to identify our products and/or activities that allegedly infringe the seven patents-in-suit. Vertical Networks seeks a judgment of patent infringement and an award of damages, including treble damages for alleged willful infringement, and attorneys’ fees and costs. We filed an answer and counterclaims for declaratory relief on December 9, 2002. On December 26, 2002, Vertical Networks filed its answer to our counterclaims. Vertical Networks served its preliminary infringement contentions on us on April 9, 2003 and we served Vertical Networks our preliminary invalidity contentions on June 3, 2003 and July 14, 2003. To date, the parties have exchanged some discovery, but no depositions have been taken, and no motions are currently pending. On October 7, 2003, the parties filed a stipulation to stay this action, pending the outcome of the reissue of some of the subject patents before the U.S. Patent and Trademark Office. We believe we have strong defenses and arguments in this dispute and intend to vigorously defend our position. Management’s view is that any loss from this litigation is currently not probable or estimable. Therefore, we have not established a reserve on our balance sheets as to any liability related to the outcome of this action.

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

The Federal Communications Commission (FCC) has submitted a report to Congress stating that it may regulate certain Internet services if it determines that such Internet services are functionally equivalent to conventional telecommunications services. The increasing growth of the voice over data network market and the popularity of supporting products and services, heighten the risk that national governments will seek to regulate the transmission of voice communications over networks such as the Internet. In addition, large telecommunications companies may devote substantial lobbying efforts to influence the regulation of this market so as to benefit their interests, which may be contrary to our interests. These regulations may include, for example, assessing access or settlement charges, imposing tariffs or imposing regulations based on encryption concerns or the characteristics and quality of products and services. In February 2004, the FCC found that an entirely Internet based voice over Internet protocol service was an unregulated information service. At the same time, the FCC began a broader proceeding to examine what its role should be in this new environment of increased consumer choice and what can be done to meet its role of safeguarding the public interest. Future laws, legal decisions or regulations, as well as changes in interpretations of existing laws and regulations, could require us to expend significant resources to comply with them. In addition, these future events or changes may create uncertainty in our market that could reduce demand for our products.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

As of September 30, 2005, our headquarters for corporate administration, research and development, manufacturing and sales and marketing occupied 32,000 square feet of space in Fremont, California. The lease expires on February 21, 2009. Outside the United States, we lease approximately 9,400 square feet of a facility in Shanghai, China, where we conduct administration, research and development, sales and marketing, and another 1,600 square feet of a facility in Beijing, China to serve sales and marketing functions. We believe that our existing facilities are adequate for our needs through at least the end of year 2006. We believe that any additional space we may need in the future will be available on commercially reasonable terms.

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

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

From October 4, 1999, the date of our initial public offering, to June 11, 2002, our common stock was traded on the Nasdaq National Market under the symbol “ATGN”. Since June 12, 2002, our common stock has traded on the Nasdaq Capital Market under the symbol  “ATGN.” The following table sets forth the range of high and low sales prices for our common stock for the periods indicated:

	Fiscal 2005		Fiscal 2004
	High	Low	High	Low
1st Quarter	$ 4.00	$ 2.40	$ 4.00	$ 2.49
2nd Quarter	$ 4.05	$ 2.51	$ 5.09	$ 3.59
3rd Quarter	$ 2.75	$ 1.59	$ 3.81	$ 2.43
4th Quarter	$ 2.10	$ 1.54	$ 3.43	$ 2.35

As of September 30, 2005, we had approximately 100 stockholders of record of our Common Stock. We have never declared or paid any cash dividends on our capital stock. We currently expect to retain future earnings, if any, to support operations and to finance the growth and development of our business. We do not expect to pay cash dividends in the foreseeable future.

We received aggregate net proceeds of approximately $33.3 million from the initial public offering of shares of our common stock in October 1999. As of September 30, 2005, proceeds from our initial public offering have been used for working capital and general corporate purposes, including research and development of new products, sales and marketing efforts, general and administrative expenses and international expansion. The remaining net proceeds have been invested in cash, cash equivalents and short-term investments.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))[1] (c)
Equity compensation plans approved by security holders	4,084,490	$ 3.75	2,671,768
Equity compensation plans not approved by security holders	—	—	—
Total	4,084,490	$ 3.75	2,671,768

(1)          The number of shares reserved for issuance under the Company’s 1999 Stock Option Plan will be increased on the first day of the Company’s fiscal year by an amount equal to the lesser of: (i) 1,796,783 shares; (ii) 5% of the Company’s outstanding shares on that date; or (iii) such lesser amount as determined by the Board of Directors. The number of shares reserved for issuance under the Company’s 1999 Employee Stock Purchase Plan will be increased on the first day of each fiscal year by an amount equal to the lesser of: (i) 598,928 shares; (ii) 2% of the outstanding shares on that date; or (iii) such lesser amount as determined by the Board of Directors.

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

	Fiscal Year Ended September 30,
	2005	2004	2003	2002	2001
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues, net	$ 15,441	$ 14,842	$ 11,824	$ 9,896	$ 9,632
Cost of revenues	6,592	5,607	4,978	4,571	7,346
Gross profit	8,849	9,235	6,846	5,325	2,286
Operating expenses:
Research and development	3,496	3,288	3,990	4,071	4,847
Sales and marketing	3,943	4,130	4,648	5,857	9,738
General and administrative	1,946	1,894	1,943	2,217	2,820
Amortization of deferred stock compensation	—	—	55	338	793
Total operating expenses	9,385	9,312	10,636	12,483	18,198
Loss from operations	(536)	(77)	(3,790)	(7,158)	(15,912)
Equity in net loss of investee	(12)	—	—	—	—
Write-down of long term investment	—	—	—	(203)	—
Interest and other income, net	237	105	241	284	1,222
Net (loss) income	$ (311)	$ 28	$ (3,549)	$ (7,077)	$ (14,690)
Basic and diluted net (loss) income per share	$ (0.02)	$ 0.00	$ (0.26)	$ (0.53)	$ (1.07)
Shares used in computing basic net (loss) income per share	14,605	14,242	13,643	13,371	13,666
Shares used in computing diluted net (loss) income per share	14,605	15,725	13,643	13,371	13,666
Consolidated Balance Sheets Data:
Cash, cash equivalents and short-term investments	$ 9,422	$ 10,034	$ 10,146	$ 12,148	$ 17,528
Working capital	10,133	10,314	9,850	12,488	19,234
Total assets	13,335	13,516	13,210	16,506	23,861
Accumulated deficit	(51,146)	(50,835)	(50,863)	(47,314)	(40,237)
Total stockholders’ equity	10,718	10,669	10,290	13,371	20,810

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING INFORMATION

This report contains certain forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended) and information relating to us that are based on the beliefs of our management as well as assumptions made by and information currently available to our management. Additional forward-looking statements may be identified by the words “anticipate,” “believe,” “expect,” “intend,” “plan,” or the negative of such terms, or similar expressions, as they relate to us or our management.

The forward-looking statements contained herein reflect our judgment as of the date of this report with respect to future events, the outcome of which is subject to certain risks, that may have a significant impact on our business, operating results or financial condition. You are cautioned that these forward-looking statements are inherently uncertain. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. You should carefully review the cautionary statements contained in this Form 10-K, including the “Certain Factors Affecting Business, Operating Results and Financial Condition” below.

OVERVIEW

We are a pioneer and market leader in Internet protocol telephony systems for small-to-medium sized businesses. We design, manufacture and market next generation, Internet protocol phone systems and contact centers that use both the Internet and the public telephone network to take advantage of the convergence of voice and data communications. Unlike traditional proprietary phone systems, our systems are designed with open architecture and are built on an industry standard platform. This adherence to industry standards allows our products to play an important role in the small-to-medium sized business market by delivering phone systems that can integrate with other technologies and provide integrated voice and data solutions. We believe this enables our customers to implement communication systems that have an increased return versus past technology investments. We generated net revenues of $15.4 million, for a net loss of $311,000, during fiscal year 2005. As of September 30, 2005, we had an accumulated deficit of $51.1 million. Net cash used in operating activities was $509,000 for fiscal year 2005.

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

Our cost of revenues consists of component and material costs, direct labor costs, provisions for excess and obsolete inventory, warranty costs and overhead related to the manufacturing of our products. Several factors that have affected and will continue to affect our revenue growth are the state of economy, the market acceptance of our products, our ability to add new resellers and our ability to design, develop, and release new products. We engage third-party assemblers, which in fiscal year 2005 were All Quality Services and Bestronics in San Jose, to insert the hardware components into the printed circuit board. We selected our manufacturing partners with the goals of ensuring a reliable supply of high-quality finished products and lowering per unit product costs as a result of manufacturing economies of scale. We cannot assure you that we will maintain the volumes required to realize these economies of scale or when or if such cost reductions will occur. The failure to obtain such cost reductions could materially adversely affect our gross margins and operating results.

As of September 30, 2005, we had cumulative net operating loss carry forwards for federal and California income tax reporting purposes of approximately $43.9 million and $18.3 million, respectively, available to offset income in future years. The cumulative net operating loss carry forwards will expire in various periods from 2010 to 2025 if they are not utilized. Under current tax law, net operating loss carry forwards available in any given year may be limited upon the occurrence of certain events, including changes of ownership interest. We have not recognized any future tax benefits of our cumulative net operating losses due to uncertainty as to future realization.

We continue to focus on developing enhancements to our current products to provide greater functionality and increased capabilities, based on our market research, customer feedback and our competitors’ product offerings and creating new product offerings. In particular, we focus (i) on developing products that allow us to enhance our position in our target market segment and (ii) entering new geographical markets. Additionally, we intend to continue to focus on selling our products to small-to-medium sized businesses and branch offices of larger corporations. Also, we plan to continue to recruit additional resellers and distributors that focus on selling phone systems to our target customers. We believe that the adoption rate for this Internet telephony is much faster with small-to-medium sized businesses because they have no significant investment on their books for traditional phone systems. Also we believe that small-to-medium sized businesses are looking for call center-type administration to increase the productivity and efficiency of their contacts with customers. Assuming that current market trends, including the continuing acceptance of the call center products, continuing growth in the marketplaces of Asia, Latin America, Caribbean, and the status quo of the North American economy continues and that we are successful in enhancing our products, we expect to see continued revenue growth rate of at least 20% for fiscal year 2006.

CRITICAL ACCOUNTING POLICIES

Revenue recognition.   Revenues consist of sales to end users, including resellers, and to distributors. Revenues from sales to end users are recognized upon shipment, when risk of loss has passed to the customer, collection of the receivable is reasonably assured, persuasive evidence of an arrangement exists, and the price is fixed and determinable. Sales to distributors are made under terms allowing certain rights of return and protection against subsequent price declines on the our products held by its distributors. Upon termination, any unsold products may be returned by the distributor for a full refund. These agreements may be canceled by either party based on a specified notice. As a result of the above provisions, we defer recognition of distributor revenues until such distributors resell our products to their customers. The amounts deferred as a result of this policy are reflected as “deferred revenue” in the accompanying consolidated balance sheets. The related cost of revenues is also deferred and reported in the consolidated balance sheets as inventory. Our total deferred revenue was $507,000 and $518,000 as of September 30, 2005 and September 30, 2004, respectively.

Allowance for Doubtful Accounts.   The allowance for doubtful accounts is based on our assessment of the collectibility of specific customer accounts and the aging of the accounts receivable. If there were a deterioration of a major customer’s creditworthiness, or actual defaults were higher than our historical experience, we could be required to increase our allowance and our earnings could be adversely affected. Our allowance for doubtful accounts was $40,000 and $35,000 as of September 30, 2005 and September 30, 2004, respectively.

Inventory.   Inventory is stated at the lower of cost (first-in, first-out method) or market. Our inventory balance was $965,000 and $1.1 million as of September 30, 2005 and September 30, 2004, respectively. We regularly review the value of our inventory in detail, with consideration given to future customer demand for our products, obsolescence from rapidly changing technology, and other factors. If actual market conditions are less favorable than those projected by management, and our estimates prove to be inaccurate, we could be required to increase our inventory provision and our gross margins could be adversely affected. As of December 2001, AltiGen had established a reserve to write off $3.5 million of excess inventory which management believed would not be sold. During 2002 through 2005, AltiGen reversed a portion of the reserve related to inventory which was sold. The amount of such reversals were $167,000, $293,000 and $401,000 in fiscal years ending 2005, 2004 and 2003, respectively.

Warranty.   We accrue for warranty costs based on estimated product return rates and the expected material and labor costs to provide warranty services. If actual return rates and repair and replacement costs differ significantly from our estimates, our gross margin could be adversely affected. The liability for product warranties was $264,000 and $424,000 as of September 30, 2005 and September 30, 2004, respectively. The decrease in accrued warranty was the result of decreases in the product return rate.

Results of Operations

The following table sets forth consolidated statements of operations data for the periods indicated as a percentage of net revenues.

	Fiscal Year Ended September 30,
	2005	2004	2003
Consolidated Statements of Operations Data:
Net revenue:
Hardware	86.5%	84.0%	86.9%
Software	13.5	16.0	13.1
Total net revenue	100.0	100.0	100.0
Cost of revenues:
Hardware	41.7	36.5	41.0
Software	1.0	1.3	1.1
Total cost of revenues	42.7	37.8	42.1
Gross profit	57.3	62.2	57.9
Operating expenses:
Research and development	22.6	22.2	33.7
Sales and marketing	25.5	27.8	39.3
General and administrative	12.6	12.8	16.4
Amortization of deferred stock compensation	—	—	0.5
Total operating expenses	60.7	62.8	89.9
Loss from operations	(3.4)	(0.6)	(32.0)
Equity in net loss from investee	(0.1)	—	—
Interest and other income, net	1.5	0.7	2.0
Net (loss) income	(2.0)%	0.1%	(30.0)%

Fiscal Year Ended September 30, 2005 Compared to Fiscal Year Ended September 30, 2004

Revenues, net.   Revenues consist of sales to end users (including resellers) and distributors.

Net Revenues by Products:

	Fiscal Year Ended September 30,
	2005	2004
Hardware	86%	84%
Software	14%	16%

Net Revenues by Geographic Area:

	Fiscal Year Ended September 30,
	2005	2004
Americas	90%	90%
International	10%	10%

Net Revenues by Customers:

	Fiscal Year Ended September 30,
	2005	2004
AltiSys	16%	14%
Ingram Micro*	2%	14%
Synnex	53%	46%
Graybar	11%	8%

*                    On July 20, 2005, we terminated our distribution agreement with Ingram Micro.

Revenues generated in the Americas accounted for $13.9 million or 90% of revenues in fiscal year 2005 and $13.3 million or 90% of revenues in fiscal year 2004. The number of system shipped in fiscal year 2005 grew 20% over fiscal year 2004 as a result of increased customer acceptance of our new pricing and packaging strategy for our product bundling by including AltiView software, which offers more features than other products on the market, the penetration of our AltiContact Manager (ACM) in the call center market and the introduction of our internet protocol phone IP710 to the market. However, net revenues only increased 4% from $14.8 million in fiscal year 2004 to $15.4 million in fiscal year 2005 primarily due to price reduction on our low-end product bundles in the second quarter of fiscal year 2005.

Cost of revenues.   Cost of revenues in fiscal year 2005 increased $985,000 or 18% to $6.6 million from approximately $5.6 million in fiscal year 2004 primarily due to an increase in overall sales of products and the requisite increase in product costs. Cost of revenues as a percentage of net revenues increased from 38% in fiscal year 2004 to 43% in fiscal year 2005. This increase primarily was caused by a lower profit margin as a result of a price deduction on our low-end product bundles in the second quarter of fiscal year 2005. No additional provision for excess or obsolete inventory was necessary in either fiscal year 2005 and 2004.

Research and development expenses.   Research and development expenses consist principally of salaries and related personnel expenses, consultant fees and prototype expenses related to the design, development and testing of our products and enhancement of our converged telephone system software. Research and development expenses increased by approximately $208,000 or 6% from $3.3 million in fiscal year 2004 to $3.5 million in fiscal year 2005. Research and development expenses as a percentage of revenue increased from 22% in fiscal year 2004 to 23% in fiscal year 2005. The increase in research and development expenses in absolute dollars was primarily a result of increases in headcount-related costs of $108,000 resulting from an increase in salary and compensation of our engineers; an increase in equipment expenses of $30,000; and an increase in research and development expenses related to the design of our internet protocol phone (IP710) of $67,000. We expect research and development expenses to remain relatively flat due to the uncertainty about customers’ spending patterns in the current economic environment. Management continues to monitor research and development expenses to keep them in line with revenue opportunities.

Sales and marketing expenses.   Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in marketing, sales and customer support functions, as well as trade shows, advertising, and promotional expenses. Sales and marketing expenses decreased by approximately $187,000 or 5% from $4.1 million in fiscal year 2004 to $3.9 million in fiscal year 2005. Sales and marketing expenses as a percentage of revenue decreased from 28% in fiscal year 2004 to 26% in fiscal year 2005. The decrease in absolute dollars was primarily a result of a decrease in service fee and consulting expenses of $39,000, a decrease in trade show expense of $45,000, a decrease in relocation expense of $40,000 and a decrease in depreciation and amortization costs of $55,000. We expect sales and marketing expenses to remain relatively flat due to the uncertainty about customers’ spending patterns in the current economic environment, however, some expenses vary with revenues, such as commissions, which grow with increasing sales.

General and administrative expenses.   General and administrative expenses consist of salaries and related expenses for executive, finance and administrative personnel, facilities, bad debt, legal, and other general corporate expenses. General and administrative expenses remained unchanged at $1.9 million for fiscal years 2004 and 2005. General and administrative expenses as a percentage of revenue remained unchanged at 13% for fiscal years 2004 and 2005. We expect general and administrative expenses to increase due to the cost associated with compliance with Section 404 of the Sarbanes Oxley Act during fiscal year 2006.

Amortization of deferred stock compensation.   We had no amortization of deferred stock compensation in fiscal year 2005 or 2004.

Equity in net loss of investee.   In July 2004, we purchased common stock of a private Korean telecommunications company for $79,000. As a result of this investment, we acquired approximately 23% of the voting power of the company and have the right to nominate and have elected one of the three members of the company’s current board of directors. We are accounting for this investment using the equity method. We had revenue from product sales to this company of $37,000 in fiscal 2005. Our accounts receivable from this company was $40,000 at September 30, 2005. The company has a 23% vested interest in AliGen Korea. The total equity in net losses of Korea investee was approximately $52,000 of which 23%, or $12,000, is reflected in the fourth quarter of fiscal year 2005

Interest and other income, net.   Net interest and other income increased to $237,000 in fiscal year 2005 from $105,000 in fiscal year 2004. The increase was primarily due to an increase in interest rates. We expect net interest and other income to remain relatively flat as we have limited cash reserves to invest.

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

Cost of revenues.   Cost of revenues in fiscal year 2004 increased $0.6 million or 12% to $5.6 million from approximately $5.0 million in fiscal year 2003 due to an increase in overall sales of products and the requisite increase in product costs. Cost of revenues as a percentage of net revenues decreased from 42% in fiscal year 2003 to 38% in fiscal year 2004. The decrease was primarily caused by the decrease in warranty reserve of $354,000 due to the decline in the product return rate and the $240,000 adjustment of the inventory allowance associated with the sale of products which were previously reserved. No additional provision for excess or obsolete inventory was necessary in either fiscal year 2004 or fiscal year 2003.

Research and development expenses.   Research and development expenses consist principally of salaries and related personnel expenses, consultant fees and prototype expenses related to the design, development and testing of our products and enhancement of our converged telephone system software. Research and development expenses decreased by approximately $0.7 million or 18% from $4.0 million in fiscal year 2003 to $3.3 million in fiscal year 2004. Research and development expenses as a percentage of revenue decreased from 34% in fiscal year 2003 to 22% in fiscal year 2004 due in part to the increase in sales volume and the decrease in absolute dollars. The decrease in research and development expenses in absolute dollars was primarily a result of decreases in headcount-related costs of $536,000 resulting from a reduction in our workforce; a decrease in depreciation cost of $110,000; and a decrease in office rent expense of $181,000 associated with the facilities change in Fremont, California.

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

General and administrative expenses.   General and administrative expenses consist of salaries and related expenses for executive, finance and administrative personnel, facilities, bad debt, legal, and other general corporate expenses. General and administrative expenses remained unchanged at $1.9 million for fiscal years 2003 and 2004. General and administrative expenses as a percentage of revenue decreased from 16% in fiscal year 2003 to 13% in fiscal year 2004 due to the increase in sales volume. We expect to maintain general and administrative expenses at the same level.

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

Interest and other income, net.   Net interest and other income decreased to $105,000 in fiscal year 2004 from $241,000 in fiscal year 2003. The decrease was primarily due to the recognition of interest received from full repayment of an outstanding promissory note held by our Chief Executive Officer, Gilbert Hu, in fiscal year 2003 and a decrease in invested principal due to cash being used in operations.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through the sale of equity securities. As of September 30, 2005, we had cash and short-term investments totaling $9.4 million consisting of cash and cash equivalents of $4.0 million with a maturity of less than 90 days and $5.4 million of short-term investment with a maturity of greater than 90 days.

	2005	2004	2003
	(dollars in thousands)
Cash and cash equivalents	$3,963	$2,898	$8,548
Short-term investments	5,459	7,136	1,598
Total cash, cash equivalents and short-term investments	$9,422	$10,034	$10,146
Percentage of total assets	70.7%	74.2%	76.8%
Cash used in operating activities	$(509)	$(185)	$(2,681)
Cash provided by (used in) investing activities	$1,215	$(5,818)	$3,263
Cash provided by financing activities	$359	$353	$756
Net increase (decrease) in cash and cash equivalents	$1,065	$(5,650)	$1,338

Changes in Cash Flows

During fiscal year 2005, net cash used in operating activities was $509,000, which is $324,000 higher than the cash used in operating activities during fiscal year 2004 due to a net loss of $311,000 in fiscal year 2005. In fiscal year 2005, our use of cash for non-operating activities was primarily attributable to the $207,000 of capital spending for internet protocol phone (IP710) tooling development and $271,000 of capital spending on equipment additions to support our operations. As a result, during the twelve months ended September 30, 2005, our cash, cash equivalents and marketable securities decreased $612,000 as compared to September 30, 2004.

Net accounts receivable remained flat at $1.9 million for the fiscal year ended September 30, 2005 and 2004 due to a slight increase in sales of our products.

We ended the fourth quarter of fiscal year 2005 with a cash conversion cycle of 58 days as compared to 59 days for the fourth quarter of fiscal 2004. The cash conversion cycle is the duration between purchase of inventories and services and the collection of the cash from the sale of our products and services and is a metric on which we have focused as we continue to try to efficiently manage our assets. The cash conversion cycle results from the calculation of days of sales outstanding (DSO) added to days of supply in inventories (DOS), reduced by days of payable outstanding (DPO).

Inventories decreased to $965,000 at September 30, 2005 from $1.1 million at September 30, 2004 and our annualized inventory turn rate increased to 6.8 as of September 30, 2005 as compared to 5.7 times as of September 30, 2004. Our annualized inventory turn rate represents the number of times inventory is replenished during the year. Inventory management will continue to be an area of focus as we balance the need to maintain strategic inventory levels to help ensure competitive lead times with the risk of inventory obsolescence due to rapidly changing technology and customer requirements.

Accounts payable decreased to $653,000 at September 30, 2005 from $798,000 at September 30, 2004. This decrease primarily was due to a decrease in the number of components purchased at the end of fiscal year 2005 as compared to fiscal year 2004. Our accrued payroll-related liabilities decreased to $317,000 at

September 30, 2005 from $330,000 at September 30, 2004, primarily as a result of a decrease in vacation accrual and employee stock purchase plan contribution.

In fiscal year 2005, our net cash provided by financing activities was primarily attributable to the $361,000 of proceeds from the exercise of employee stock options and employee stock purchase plan.

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

Additional financing, if required, may not be available on acceptable terms, or at all. We also may require additional capital to acquire or invest in complementary businesses or products, or obtain the right to use complementary technologies. If we cannot raise needed funds in the future if needed, on acceptable terms, we may not be able to further develop or enhance our products, take advantage of opportunities, or respond to competitive pressures or unanticipated requirements, which could seriously harm our business. Even if additional financing is available, we may be required to obtain the consent of our stockholders, which we may or may not be able to obtain. In addition, the issuance of equity or equity-related securities will dilute the ownership interest of our stockholders and the issuance of debt securities could increase the risk or perceived risk of investing in our securities.

We do not have any material commitments for capital expenditures as of September 30, 2005. We have a commitment under our noncancellable capital and operating lease in the amount of $1.4 million as of September 30, 2005. We believe, we have sufficient cash reserves to allow us to continue operations for more than a year assuming our quarterly cash usage rate does not deteriorate over that period. Our cash and short-term investments totaled $9.4 million as of September 30, 2005, and our quarter ended September 30, 2005 generated $514,000 from operating activities.

	Payment Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating leases obligation	$1,127	$403	$632	$92	$—
Capital leases obligation	229	53	99	77	—
Total	$1,356	$456	$731	$169	$—

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. In March 2005, the SEC issued Staff Accounting Bulletin No. 107—Share-Based Payment, which provides interpretive guidance related to SFAS No. 123(R). SFAS No. 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No. 25. SFAS No. 123(R) will be effective beginning with the first interim or annual reporting period of our fiscal year beginning December 31, 2005. We are currently evaluating the provisions of SFAS No. 123(R) and have not yet determined whether to use the modified prospective or the modified retrospective methods allowed by SFAS No. 123(R). We expect that the new standards will have a material effect on or results of operations.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, which eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 will be effective for nonmonetary asset exchanges occurring in fiscal periods beginning December 31, 2005. We are currently evaluating the provisions of SFAS No. 153 and do not believe that its adoption will have a material impact on our financial condition, results of operations or liquidity.

In March 2005, the FASB issued FIN 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143” (“FIN 47”), which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005. We are currently evaluating the effect that the adoption of FIN 47 will have on our consolidated results of operations and financial condition but do not expect it to have a material impact.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”) which replaces Accounting Principles Board Opinions No. 20 “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements—An Amendment of APB Opinion No. 28.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 is required to be adopted by us in the first quarter of fiscal year 2007. We are currently evaluating the effect that the adoption of SFAS 154 will have on our consolidated results of operations and financial condition but do not expect it to have a material impact.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk.   Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in cash equivalents and short-term instruments. Due to the short-term nature of our cash equivalents and investments, we have concluded that a change in interest rates does not pose a material market risk to us. We face foreign exchange currency fluctuations with our subsidiary in China, however, due to the strength in China’s economy, we do not foresee foreign exchange currency fluctuations to pose a material market risk to us.

Item 8. Financial Statements and Supplementary Data.

The financial statements required by this item are incorporated by reference from Part IV Item 15(a) 1 and 2 hereof. The selected quarterly supplementary data is included as part of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.   Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure and that such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) Changes in internal control over financial reporting.   There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required by this section with respect to our directors is incorporated by reference from the information in the section entitled: “Election of Directors” in the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on February 9, 2006 (the “Proxy Statement”). The information required by this section with respect to our executive officers is included in Part I of this Form 10-K under the section titled “Executive Officers of the Registrant.”

The information required by this section with respect to any known late filing or failure by an insider to file a report required by Section 16 of the Exchange Act is incorporated by reference from the information in the section titled “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement.

Our board of directors adopted a Code of Conduct for all of directors, officers and employees on July 26, 2004. Our Code of Conduct is posted on our website at
http://www.altigen.com/company_investors-conduct.html. We intend to disclose any amendment to, or waivers of, the provisions of our Code of Conduct that apply specifically to our Chief Executive Officer, Chief Financial Officer, Controller or persons performing similar functions by posting such information on our website.

A copy of our Code of Conduct is also available upon written request and without charge to any stockholder by writing to: Secretary, AltiGen Communications, Inc., 4555 Cushing Parkway, Fremont, CA 94538.

The following table sets forth certain information with regard to our executive officers and their ages as of September 30, 2005:

Name	Age	Position
Gilbert Hu	48	President, Chief Executive Officer, Director
Philip M. McDermott	59	Chief Financial Officer
Michael Plumer	41	Vice President of Sales
Simon Chouldjian	52	Vice President of Hardware Engineering
Tsyr-Yi (Shirley) Sun	45	Vice President of Research and Development

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

Simon Chouldjian has served as our Vice President of Hardware Engineering since November 2001. He served as our Vice President of Manufacturing from June 1997 to November 2001. From July 1984 to June 1997, Mr. Chouldjian was the founder and Vice President of Engineering of Luxcom, Inc., a manufacturer of communication hub equipment. Mr. Chouldjian has held supervisory and project manager positions in engineering at the Hewlett Packard Company and TRW, Inc. He received a Bachelor of Science degree in Electrical Engineering from the University of California, Berkeley and a Master of Science degree in Electrical Engineering from Stanford University.

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

Item 11. Executive Compensation

The information required by this section is incorporated by reference from the information in the section titled “Executive Compensation and Other Matters” in our Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this section is incorporated by reference from the information in the section titled: “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement..

Item 13. Certain Relationships and Related Transactions

The information required by this item regarding certain relationships and related transactions is incorporated by reference to the information set forth in the section titled “Certain Relationships and Related Transactions” in our Proxy Statement.

Item 14. Principal Accountant Fees and Services

Audit Fees

Deloitte & Touche LLP’s fees for professional services rendered in connection with the audit of our annual financial statements and the review of our financial statements included in our quarterly reports on Form 10-Q were approximately $255,000 and $205,000 for the fiscal years ended September 30, 2005 and 2004, respectively. We did not engage Deloitte & Touche LLP to provide advice regarding financial information systems design and implementation during the fiscal years ended September 30, 2005 and 2004.

Audit-Related Fees

We did not incur any additional fees from our independent registered public accounting firm, Deloitte & Touche LLP during fiscal year 2005.

Tax Fees

Deloitte & Touche LLP’s fees for all other services rendered to us, including tax related services, totaled approximately $30,000 and $28,000 for the fiscal years ended September 30, 2005 and 2004, respectively.

All Other Fees

During fiscal year 2005, Deloitte & Touche LLP did not bill the company for any other services.

The Audit Committee pre-approves all audit and permissible non-audit services provided by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. The Audit Committee has adopted a policy for the pre-approval of services provided by the independent auditors. Under the policy, pre-approval generally is provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is subject to a specific budget. In addition, the Audit Committee may also pre-approve particular services on a case-by-case basis. For each proposed service, the independent registered public accounting firm is required to provide detailed back-up documentation at the time of approval. The Audit Committee may delegate pre-approval authority to one or more of its members. Such member must report any decisions to the Audit Committee at the next scheduled meeting.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)   The following documents are filed as a part of this Annual Report on Form 10-K.

1.                 FINANCIAL STATEMENTS

2.                 FINANCIAL STATEMENT SCHEDULES

The following financial statement schedule is submitted herewith:

Page
Schedule II Valuation and Qualifying Accounts	59

(All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.)

3.                 EXHIBITS

The following exhibits are included in this Annual Report on Form 10-K (numbered in accordance with Item 601 of Regulation S-K):

Exhibit Number	Description
3.1*	Amended and Restated Certificate of Incorporation.
3.2*****	Second Amended and Restated Bylaws.
4.2*	Specimen common stock certificates.
4.3*	Third Amended and Restated Rights Agreement dated May 7, 1999 by and among AltiGen Communications, Inc. and the Investors and Founder named therein.
10.1*	Form of Indemnification Agreement.
10.2*	1994 Stock Option Plan, as amended, and form of stock option agreement.
10.3*	1998 Stock Purchase Plan.
10.4****	1999 Stock Plan, as amended, and form of stock option agreement.
10.5***	1999 Employee Stock Purchase Plan, as amended, and forms of subscription agreement and notice of withdrawal.
10.8****	Lease agreement: 4555 Cushing Parkway, Fremont, California between VEF III Funding, LLC and AltiGen Communications, Inc., dated October 1, 2003.
10.19*	Employment Agreement by and between the Registrant and Philip McDermott, dated June 8, 1999.
10.26**++	OEM Agreement between AltiSys Communications and AltiGen Communications, Inc., dated January 18, 1999.

10.27****++	Distribution Agreement between Synnex Information Technologies, Inc. and AltiGen Communications, Inc. dated December 22, 1999.
10.28****++	Distribution Agreement between Graybar Electric Company, Inc. and AltiGen Communications, Inc. dated June 12, 2003.
21.1*	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney (included on signature page).
31.1	Certification of Principal Executive Officer.
31.2	Certification of Principal Financial Officer.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to exhibit filed with the Registrant’s Registration Statement on Form S-1 (No. 333-80037) declared effective on October 4, 1999.
**	Incorporated by reference to exhibit filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001.
***	Incorporated by reference to exhibit filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2002.
****	Incorporated by reference to exhibit filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003.
*****	Incorporated by reference to exhibit filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.
++	Confidential treatment was granted for certain portions of this exhibit.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
AltiGen Communications, Inc.
Fremont, CA

We have audited the accompanying consolidated balance sheets of AltiGen Communications, Inc. and subsidiaries (the “Company”) as of September 30, 2005 and 2004, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2005.  Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2).  These financial statements and financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of AltiGen Communications, Inc. and subsidiaries as of September 30, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2005, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

San Jose, California
December 27, 2005

ALTIGEN COMMUNICATIONS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$ 3,963	$ 2,898
Short-term investments	5,459	7,136
Accounts receivable, net of allowances of $40 and $35 in 2005 and 2004, respectively	1,957	1,857
Inventories	965	1,058
Prepaid expenses and other current assets	148	67
Total current assets	12,492	13,016
Property and equipment:
Furniture and equipment	1,405	987
Computer software	920	915
	2,325	1,902
Less: Accumulated depreciation	(1,803)	(1,750)
Net property and equipment	522	152
Other non-current assets:
Long-term investments	247	274
Long-term deposit	74	74
Total other non-current assets	321	348
Total assets	$ 13,335	$ 13,516
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$ 653	$ 798
Accrued liabilities:
Payroll and related benefits	317	330
Warranty (Note 3)	264	424
Marketing	58	139
Accrued expense	272	261
Other	288	232
Deferred revenue	507	518
Total current liabilities	2,359	2,702
Deferred Rent	258	145
Commitments and contingencies (Note 4)
Stockholders’ equity:
Convertible preferred stock, $0.001 par value; Authorized—5,000,000 shares; Outstanding—none at September 30, 2005 and 2004	—	—
Common stock, $0.001 par value; Authorized—50,000,000 shares; Outstanding—15,782,071 and 15,462,506 shares at September 30, 2005 and 2004, respectively	16	15
Treasury stock at cost—1,063,895 shares at September 30, 2005 and 2004	(1,014)	(1,014)
Additional paid-in capital	62,863	62,505
Accumulated other comprehensive loss	(1)	(2)
Accumulated deficit	(51,146)	(50,835)
Total stockholders’ equity	10,718	10,669
Total liabilities and stockholders’ equity	$ 13,335	$ 13,516

The accompanying notes are an integral part of these consolidated financial statements.

ALTIGEN COMMUNICATIONS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Fiscal Year Ended September 30,
	2005	2004	2003
Net revenue:
Hardware	$ 13,363	$ 12,470	$ 10,277
Software	2,078	2,372	1,547
Total net revenue	15,441	14,842	11,824
Cost of revenues:
Hardware	6,442	5,417	4,854
Software	150	190	124
Total cost of revenues	6,592	5,607	4,978
Gross profit	8,849	9,235	6,846
Operating expenses:
Research and development	3,496	3,288	3,990
Sales and marketing	3,943	4,130	4,648
General and administrative	1,946	1,894	1,943
Amortization of deferred stock compensation (Note 6)	—	—	55
Total operating expenses	9,385	9,312	10,636
Loss from operations	(536)	(77)	(3,790)
Equity in net loss of investee	(12)	—	—
Interest and other income, net	237	105	241
Net (loss) income	$ (311)	$ 28	$ (3,549)
Basic and diluted net (loss) income per share	$ (0.02)	$ 0.00	$ (0.26)
Weighted average shares used in computing basic net (loss) income per share	14,605	14,242	13,643
Weighted average shares used in computing diluted net (loss) income per share	14,605	15,725	13,643

The accompanying notes are an integral part of these consolidated financial statements.

ALTIGEN COMMUNICATIONS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(in thousands, except share amounts)

	Common Stock		Treasury	Additional Paid-In	Deferred Stock	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Stock	Capital	Compensation	Loss	Deficit	Equity
BALANCE, OCTOBER 1, 2002	14,543,606	$ 14	$ (1,014)	$ 61,740	$ (55)	$ —	$ (47,314)	$ 13,371
Exercise of stock options	365,431	1	—	347	—	—	—	348
Issuance of common stock in connection with Employee Stock Purchase Plan	145,405	—	—	65	—	—	—	65
Amortization of deferred stock compensation	—	—	—	—	55	—	—	55
Net loss	—	—	—	—	—	—	(3,549)	(3,549)
Comprehensive income	—	—	—	—	—	—	—	—
BALANCE, SEPTEMBER 30, 2003	15,054,442	15	(1,014)	62,152	—	—	(50,863)	10,290
Exercise of stock options	229,075	—	—	241	—	—	—	241
Issuance of common stock in connection with Employee Stock Purchase Plan	178,989	—	—	112	—	—	—	112
Unrealized loss from investments	—	—	—	—	—	(2)	—	(2)
Net income	—	—	—	—	—	—	28	28
Comprehensive income	—	—	—	—	—	—	—	26
BALANCE, SEPTEMBER 30, 2004	15,462,506	15	(1,014)	62,505	—	(2)	(50,835)	10,669
Exercise of stock options	210,107	1	—	199	—	—	—	200
Issuance of common stock in connection with Employee Stock Purchase Plan	109,458	—	—	159	—	—	—	159
Unrealized gain from investments	—	—	—	—	—	1	—	1
Net loss	—	—	—	—	—	—	(311)	(311)
Comprehensive income	—	—	—	—	—	—	—	—
BALANCE, SEPTEMBER 30, 2005	15,782,071	$ 16	$ (1,014)	$ 62,863	$ —	$ (1)	$ (51,146)	$ 10,718

The accompanying notes are an integral part of these consolidated financial statements.

ALTIGEN COMMUNICATIONS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended September 30,
	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$ (311)	$ 28	$ (3,549)
Adjustments to reconcile net (loss) income to net cash used in operating activities
Depreciation	109	218	427
Amortization of deferred stock compensation	—	—	55
Equity in net loss of investee	12	—	—
Write-off of property and equipment	—	—	40
Changes in operating assets and liabilities:
Accounts receivable	(100)	(336)	135
Inventories	93	(148)	353
Prepaid expenses and other assets	(81)	126	73
Accounts payable	(145)	(75)	335
Accrued liabilities	(188)	(272)	(557)
Deferred revenue	(11)	106	7
Deferred rent	113	168	—
Net cash used in operating activities	(509)	(185)	(2,681)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(8,761)	(11,599)	(11,261)
Proceeds from sale of short-term investments	10,440	6,061	14,601
Changes in long-term investments	15	(79)	—
Changes in long-term deposits	—	(74)	—
Purchases of property and equipment	(479)	(127)	(77)
Net cash provided by (used in) investing activities	1,215	(5,818)	3,263
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuances of common stock, net of issuance costs	359	353	413
Collection of promissory note from officer/stockholder	—	—	343
Net cash provided by financing activities	359	353	756
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,065	(5,650)	1,338
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	2,898	8,548	7,210
CASH AND CASH EQUIVALENTS, END OF YEAR	$ 3,963	$ 2,898	$ 8,548

The accompanying notes are an integral part of these consolidated financial statements.

ALTIGEN COMMUNICATIONS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION OF THE COMPANY:

We are a pioneer and market leader in Internet protocol telephony systems for small-to-medium sized businesses. We design, manufacture and market next generation, Internet protocol phone systems and contact centers that use both the Internet and the public telephone network to take advantage of the convergence of voice and data communications. Unlike traditional proprietary phone systems, our systems are designed with open architecture and are built on an industry standard platform. This adherence to industry standards allows our products to play an important role in the small-to-medium sized business market by delivering phone systems that can integrate with other technologies and provide integrated voice and data solutions. We believe this enables our customers to implement communication systems that have an increased return versus past technology investments. We generated net revenues of $15.4 million, for a net loss of $311,000, during fiscal year 2005. As of September 30, 2005, we had an accumulated deficit of $51.1 million. Net cash used in operating activities was $509,000 for fiscal year 2005. We were incorporated in California in May 1994 and we reincorporated into Delaware in June 1999.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Presentation

Our consolidated financial statements reflect the operations of AltiGen Communications, Inc. and our wholly-owned subsidiary. The subsidiary is located in Shanghai, China and was incorporated in November 1998. As of September 30, 2005, we had approximately $35,000 in long lived assets in China. All significant intercompany transactions and balances have been eliminated. Our fiscal year end is September 30. Unless otherwise stated, all references to fiscal years 2005, 2004, and 2003 refer to the twelve months ended September 30 of that year. Certain reclassifications have been made to conform prior period amounts to the current presentation. The reclassifications did not impact previously reported revenues, total operating expense, operating income (loss), net income (loss), total assets, total liabilities or stockholders’ equity.

In March 2005, the Company determined that investments in Auction Rate Securities (“ARS”) should not be considered cash equivalents in prior periods. ARS generally have long-term stated maturities; however, these investments have characteristics similar to short-term investments because at pre-determined intervals, generally between 7 to 49 days after the purchase, there is a new auction process. As of March 31, 2005, the Company held $2.5 million of investments in ARS that were classified as short-term investments, available for sale. The Company reclassified $2.5 million of investments in ARS that were previously included in cash and cash equivalents as of September 30, 2004 to short-term investments, available for sale. The Company has included purchases and sales of ARS in its consolidated statements of cash flows as a component of its investing activities.

Additionally, in March 2005, the Company revised the presentation of its consolidated statements of operations to separate net revenues and cost of revenues by source (hardware and software).

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

Concentration of Risk

Financial instruments that potentially subject us to a concentration of credit risk consist principally of trade receivables. We perform ongoing credit evaluations of our customers’ financial condition and require letters of credit whenever deemed necessary to help reduce our credit risk. Additionally, we establish an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends related to past losses and other information. As of September 30, 2005 approximately 84% of our account receivable was concentrated with three distributors, compared to approximately 88% concentrated with three distributors as of September 30, 2004.

Our purchases are concentrated with four suppliers and certain key chip components of our products are sole sourced. For fiscal years 2005 and 2004 these four suppliers provided 93% and 81%, respectively, of all raw materials purchased. Loss of one of these suppliers could adversely impact our operations.

Cash and Cash Equivalents and Short-Term Investments

We consider all highly liquid investments with an original maturity of three months or less from the date of purchase to be cash equivalents. Short-term investments are in highly liquid financial instruments with original maturities greater than three months but less than one year and are classified as “available-for-sale” investments. Investments are reported at their fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity. As of September 30, 2005, our cash and cash equivalents consisted of commercial paper and cash deposited in checking and money market accounts. For fiscal years 2005, 2004, and 2003, we did not make any cash payments for interest or income taxes.

As of September 30, 2004, short-term investments consisted of the following (in thousands):

Available for Sale Securities:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Losses	Market Value	Accrued Interest Income	Total Value
U.S. government agency obligation	$ 3,586	$ —	$ (2)	$ 3,584	$ 8	$ 3,592
Auction-rate preferred stock	2,282	—	—	2,282	—	2,282
Corporate bonds and notes	952	—	(1)	951	12	963
Commercial paper	299	—	—	299	—	299
	$ 7,119	$ —	$ (3)	$ 7,116	$ 20	$ 7,136

As of September 30, 2005, short-term investments consisted of the following (in thousands):

Available for Sale Securities:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Losses	Market Value	Accrued Interest Income	Total Value
U.S. government agency obligation	$ 3,018	$ —	$ —	$ 3,018	$ 10	$ 3,028
Auction-rate preferred stock	850	—	—	850	—	850
Corporate bonds and notes	1,271	—	(1)	1,270	11	1,281
Commercial paper	300	—	—	300	—	300
	$ 5,439	$ —	$ (1)	$ 5,438	$ 21	$ 5,459

The U.S. government agency obligation includes bonds and discount notes with a maturity date of one to 30 years at issuance for bonds and discount notes have maturities from one day to one year at issuance.

The securities are issued by such agencies as Fannie Mae (FNMA), Freddie Mac (FHLMC) and Government Sponsored Enterprises (GSEs).

Accrued interest is calculated on a 30-day month/360-day year for corporate bonds and municipal bonds, and on actual-calendar-days for Government bonds. Income bonds and bonds in default trade without accrued interest. When calculating accrued interest on a bond that is being sold, it is conventional to consider the time period from the most recent payment up to, but not including, the date on which the bond sale is settled.

Unrealized loss from short-term investments were $1,000 and $2,000 at September 30, 2005 and 2004, respectively.

Inventories

Inventories (which include costs associated with components assembled by third-party assembly manufacturers, as well as internal labor and allocable overhead) are stated at the lower of standard cost (which approximates actual cost on a first-in, first-out method) or market value. Provisions, when required, are made to reduce excess and obsolete inventories to their estimated net realizable values. We regularly monitor inventory quantities on hand and record a provision for excess and obsolete inventories based primarily on our estimated forecast of product demand and production requirements for the next six months. We did not record any provision for excess and obsolete inventories for fiscal years 2005, 2004, or 2003. The components of inventories include (in thousands):

	September 30,
	2005	2004
Raw materials	$ 144	$ 68
Work-in-progress	84	95
Finished goods	737	895
	$ 965	$ 1,058

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which is three years except for tooling which we depreciate using the greater value between the five year straight-line method or the number of phones shipped in the period. Depreciation expense for fiscal years 2005, 2004, and 2003, was approximately $109,000, $218,000, and $427,000, respectively. All repairs and maintenance costs are expensed as incurred.

At September 30, 2005, equipment with a net book value of $184,000 (net of accumulated depreciation of $15,000), has been leased under capital leases compared to net book value of $9,000 as of September 30, 2004 and (net of accumulated depreciation of $15,000).

Long-Term Investments

As of September 30, 2005, we held an investment of common stock of private Taiwanese telecommunication company valued at approximately $195,000 accounted for using the cost method. Our interest in the company is approximately 2%, which interest does not allow us to exercise significant influence.

In July 2004, we purchased common stock of a private Korean telecommunications company for $79,000. As a result of this investment, we acquired approximately 23% of the voting power of the company and have the right to nominate and have elected one of the three members of the company’s current board of directors. We are accounting for this investment using the equity method and record our minority interest of their results in our results of operations. A As of September 30, 2005, our investment in the Korean company had a remaining book value of approximately $63,000.

We perform periodic reviews of our investments for impairment. Our investments are considered impaired when a review of the issuer’s operations and other indicators of impairment indicate that the carrying value of the investment is not likely to be recoverable. Such indicators include, but are not limited to, limited capital resources, limited prospects of receiving additional financing, and limited prospects for liquidity of the related securities. No write-downs were recorded during fiscal years 2005, 2004 or 2003.

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

Stock-Based Compensation

We account for stock-based compensation in accordance with the provisions of APB No. 25, “Accounting for Stock Issued to Employees,” and comply with the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosures.” Deferred compensation recognized under APB No. 25 is amortized to expense using the graded vesting method. We account for stock options issued to non-employees in accordance with the provision of SFAS No. 123 and EITF No. 96-18 under the fair value based method.

We adopted the disclosure-only provisions of SFAS No. 123, and accordingly, no expense has been recognized for options granted to employees. We amortize deferred stock-based compensation over the vesting periods of the applicable stock purchase rights and stock options, generally four years. Had compensation expense been determined based on the fair value at the grant date for awards, consistent with the provisions of SFAS No. 123, the Company’s pro forma net loss and net loss per share would be as follows (in thousands, except per share data):

	Fiscal Year Ended September 30,
	2005	2004	2003
Reported net income (loss)	$ (311)	$ 28	$ (3,549)
Add: stock-based employee compensation expense included in reported net (loss) income under APB No. 25	—	—	55
Deduct: Total stock-based compensation determined under fair value based method for all awards	(1,680)	(1,161)	(2,047)
Pro forma net loss under SFAS No. 123	(1,991)	(1,133)	(5,541)
Basic and diluted net (loss) income per share:
As reported	$ (0.02)	$ 0.00	$ (0.26)
Pro forma	(0.14)	(0.08)	(0.41)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, and is not subject to revaluation as a result of subsequent stock price fluctuations. The following weighted-average assumptions are used:

	Employee Stock Option Plans Fiscal Year Ended September 30,			Employee Stock Purchase Plan Fiscal Year Ended September 30,
	2005	2004	2003	2005	2004	2003
Expected Life (in years)	5	5	5	0.5	0.5	0.5
Risk-free interest rate	3.5-4.0%	3.3-3.7%	2.9-3.4%	4.3%	1.3%	1.0-2.1%
Volatility	100%	105%	111%	99%	103%	111%
Expected dividend	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%

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

Revenue Recognition

We account for the recognition of revenues in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition.” Revenues consist of sales to end-users, including resellers, and to distributors. Revenues from sales to end-users including resellers are recognized upon shipment, when risk of loss has passed to the customer, collection of the receivable is reasonably assured, persuasive evidence of an arrangement exits, and the price is fixed and determinable. Sales to distributors are made under terms allowing certain rights of return and protection against subsequent price declines on the Company’s products held by its distributors. Upon termination, any unsold products may be returned by the distributor for a full refund. These agreements may be canceled by either party based on a specified notice. As a result of the above provisions, we defer recognition of distributor revenues until such distributors resell our products to their customers. The amounts deferred as a result of this policy are reflected as “deferred revenue” in the accompanying consolidated balance sheets. The related cost of revenue is also deferred and reported in the consolidated balance sheets as inventory.

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

For fiscal years 2005, 2004, and 2003, the following customers accounted for approximately 82%, 82%, and 87% of net revenues, respectively:

	Fiscal Year Ended September 30,
	2005	2004	2003
AltiSys	16%	14%	18%
Ingram Micro*	2%	14%	21%
Synnex	53%	46%	48%
Graybar	11%	8%	—

*                    On July 20, 2005, we terminated our distribution agreement with Ingram Micro.

Revenues derived from sales to customers outside of the Americas, primarily in China, Norway and the United Kingdom accounted for approximately 10%, 10%, and 6% of our net revenues for fiscal years 2005, 2004 and 2003, respectively.

Computation of Basic and Diluted Net (Loss) Income Per Share

Historical net (loss) income per share has been calculated under SFAS No. 128, “Earnings per Share.” SFAS No. 128 requires companies to compute earnings per share under two methods (basic and diluted). Basic net (loss) income per share is calculated by dividing net (loss) income by the weighted average shares of common stock outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Fiscal years 2005 and 2003 basic and diluted net loss per share numbers are identical as potential common stock resulting from the exercise of stock options are antidilutive.

Basic and diluted (loss) income per share for each of the three years in the period ended September 30, 2005 are as follows (in thousands):

	Fiscal Year Ended September 30,
	2005	2004	2003
Reported net (loss) income	$ (311)	$ 28	$ (3,549)
Computation of common shares outstanding—basic (loss) income per share:
Weighted average common stock	14,605	14,242	13,643
Weighted average dilutive potential shares	—	1,483	—
Weighted average shares used in computation of dilutive EPS	14,605	15,725	13,643
Basic net income (loss) per share	$ (0.02)	$ 0.00	$ (0.26)
Diluted net income (loss) per share	$ (0.02)	$ 0.00	$ (0.26)

The following common stock options and employee stock options were excluded from the computation of diluted net income (loss) per share for fiscal years 2005, 2004 and 2003:

	Fiscal Year Ended September 30,
	2005	2004	2003
Common Stock Options	—	1,412	—
Employee stock options	—	72	—

Comprehensive Loss

Comprehensive loss for the Company consists of net loss plus the effect of other unrealized gains and losses from investments.

Segment Reporting

We are organized and operate as one operating segment. We operate primarily in one geographic area, the Americas.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. In March 2005, the SEC issued Staff Accounting Bulletin No. 107—Share-Based Payment, which provides interpretive guidance related to SFAS No. 123(R). SFAS No. 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No. 25. SFAS No. 123(R) will be effective beginning with the first interim or annual reporting period of our fiscal year update beginning on or after December 31, 2005. We are currently evaluating the provisions of SFAS No. 123(R) and have not yet determined whether to use the modified prospective or the modified retrospective methods allowed by SFAS No. 123(R). We expect that the new standards will have a material effect on our results of operations.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs”. The Statement requires that abnormal amounts of idle facility expense, freight handling costs and wasted material be recognized as current-period expenses. In addition the statement requires that the allocation of production overhead be based on normal capacity. The adoption of this standard in October 2004 is not expected to have a material impact on our consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, which eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 will be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We are currently evaluating the provisions of SFAS No. 153 and do not believe that its adoption will have a material impact on our financial condition, results of operations or liquidity.

In March 2005, the FASB issued FIN 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143” (“FIN 47”), which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005. We are currently evaluating the effect that the adoption of FIN 47 will have on our consolidated results of operations and financial condition but do not expect it to have a material impact.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”) which replaces Accounting Principles Board Opinions No. 20 “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements—An Amendment of APB Opinion No. 28.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and are required to be adopted by us in the first quarter of fiscal year 2007. We are currently evaluating the effect that the adoption of SFAS 154 will have on our consolidated results of operations and financial condition but do not expect it to have a material impact.

3. WARRANTY

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

Changes in our warranty liability for the fiscal years ended September 30, 2005 and 2004, respectively, are as follows (in thousands):

	September 30,
	2005	2004
Beginning balance	$424	$644
Provisions for warranty liability	103	147
Other adjustments	(102)	(193)
Warranty cost including labor, components and scrap	(161)	(174)
Ending balance	$264	$424

Other adjustments were the result of a significant decline in the product return rate caused by changes in the Company’s management of the return programs.

4. COMMITMENTS AND CONTINGENCIES:

Commitments

We lease our facilities under various operating lease agreements expiring on various dates through February 2009. In December 2003, we leased approximately 32,000 square feet to serve as our headquarters for corporate administration, research and development, manufacturing, and sales and marketing facility in Fremont, California. The lease for our headquarters expires on February 21, 2009. Rent expense for all operating leases totaled approximately $486,000, $510,000, and $818,000, for fiscal years 2005, 2004, and 2003, respectively. In addition, we lease certain equipment under capital lease arrangements. Minimum future lease payments under all noncancellable capital and operating leases as of September 30, 2005 are as follows (in thousands):

	Capital	Operating
Fiscal Year Ending September 30,	Leases	Leases
2006	$53	$403
2007	52	361
2008	47	271
2009	44	92
2010	33	—
Total minimum lease payment	229	$1,127
Amount representing interest	37
Present value of minimum lease payment	$192
Current portion	$52
Long-term portion	177
Total capital lease commitments	$229

Contingencies

We may become party to litigation in the normal course of our business. Litigation in general, and intellectual property and securities litigation in particular, can be expensive and disruptive to normal business operations. Moreover, the results of complex litigation are difficult to predict.

On September 6, 2002, Vertical Networks, Inc. filed suit against us in the United States District Court for the Northern District of California, alleging infringement of Vertical Networks’ U.S. Patents Nos. 6,266,341; 6,289,025; 6,292,482; 6,389,009; and 6,396,849. On October 28, 2002, Vertical Networks amended its complaint to add allegations of infringement of U.S. Patents Nos. 5,617,418 and 5,687,174. Vertical Networks filed a second amended complaint on November 20, 2002 to identify our products and/or activities that allegedly infringe the seven patents-in-suit. Vertical Networks seeks a judgment of patent infringement and an award of damages, including treble damages for alleged willful infringement, and attorneys’ fees and costs. We filed an answer and counterclaims for declaratory relief on December 9, 2002. On December 26, 2002, Vertical Networks filed its answer to our counterclaims. Vertical Networks served its preliminary infringement contentions on us on April 9, 2003 and we served Vertical Networks our preliminary invalidity contentions on June 3, 2003 and July 14, 2003. To date, the parties have exchanged some discovery, but no depositions have been taken, and no motions are currently pending. On October 7, 2003, the parties filed a stipulation to stay this action, pending the outcome of the reissue of some of the subject patents before the U.S. Patent and Trademark Office. We believe we have strong defenses and arguments in this dispute and intend to vigorously defend our position. Management’s view is that any loss from this litigation is currently not probable or estimable. Therefore, we have not established a reserve on our balance sheets as to any liability related to the outcome of this action.

5. CAPITAL STOCK:

Common Stock

We are authorized to issue 50,000,000 shares of common stock. At September 30, 2005, we had reserved the following shares of common stock for future issuance:

1994 Stock Option Plan	1,026,132
1999 Employee Stock Purchase Plan	875,038
1999 Stock Option Plan	4,855,088
6,756,258

Stock Option Plans

In October 1994, we adopted the 1994 Stock Option Plan (the “1994 Plan”) and authorized the issuance of 2,096,246 shares to employees, directors, and consultants. As of September 30, 2005, there were 237,000 vested shares outstanding from the 1994 Stock Option Plan (the “1994 Plan”). In 1996, all shares under this plan vested and continue to remain outstanding. During fiscal year 1999, we adopted the 1999 Stock Option Plan (the “1999 Plan”) and authorized the issuance of 2,096,247 shares to employees, directors and consultants. The number of shares will be increased on the first day of our Company’s fiscal year equal to the lesser of (i) 1,796,783 shares, (ii) 5% of the outstanding shares on that date or (iii) a lesser amount as determined by the Board of Directors. Under the Plans, the Board of Directors may grant incentive and nonqualified stock options to employees, directors and consultants of the Company. The exercise price per share for an incentive stock option cannot be less than 100% of the fair market value, as determined by the Board of Directors, on the date of grant. The exercise price per share for a nonqualified stock option cannot be less than 85% of the fair market value, as determined by the Board of Directors, on the date of grant. Also, the exercise price of options granted to a greater than 10% stockholder may not be less than 110% of the fair market value on the date of grant. The value of common stock subject to incentive stock options that become exercisable by any one employee in any calendar year may not exceed $100,000. Options under these Plans generally vest over a four-year period and generally expire ten years after the date of grant.

Option activity under the 1994 and 1999 Plans (“the Plans”) was as follows:

	Options available for grant	Options outstanding	Weighted Average Exercise Price
Balance as of October 1, 2002	2,364,921	3,545,771	$4.10
Authorized for grant	673,985	—
Granted (weighted average of fair value of $0.51)	(873,000)	873,000	0.64
Exercised	—	(365,431)	0.95
Canceled	451,055	(451,055)	1.73
Balance as of September 30, 2003	2,616,961	3,602,285	3.88
Authorized for grant	699,527	—
Granted (weighted average of fair value of $3.75)	(808,000)	808,000	3.75
Exercised	—	(229,075)	1.05
Canceled	429,411	(429,396)	5.90
Balance as of September 30, 2004	2,937,899	3,751,814	$3.79
Authorized for grant	719,931	—
Granted (weighted average of fair value of $2.99)	(831,000)	831,000	2.99
Exercised	—	(210,107)	0.95
Canceled	288,217	(288,217)	4.11
Balance as of September 30, 2005	3,115,047	4,084,490	$3.75
Exercisable at September 30, 2003		2,508,791	$5.02
Exercisable at September 30, 2004		2,494,920	$4.42

The following table summarizes information concerning outstanding and exercisable options at September 30, 2005:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.17-$0.78	998,188	6.26	$0.66	835,441	$0.67
0.79-2.13	795,033	5.44	1.55	767,533	1.53
2.14-2.89	71,446	6.60	2.67	42,175	2.79
2.90-2.98	687,000	9.12	2.98	0	0.00
2.99-4.34	734,987	7.77	3.87	386,052	3.92
4.35-12.69	797,836	4.20	10.47	797,836	10.47
	4,084,490	6.46	$3.75	2,829,037	$4.12

Deferred Stock Compensation

In connection with the issuance of certain stock options to employees in fiscal years 1999 and 1998, we recorded deferred stock compensation in the aggregate amount of approximately $3,892,000, representing the difference between the deemed fair value of our common stock and the exercise price of stock options at the date of grant prior to our initial public offering. For fiscal year 2003, amortization of deferred stock compensation expense was approximately $55,000. We fully amortized the deferred stock compensation in fiscal year 2003.

1999 Employee Stock Purchase Plan

Under the 1999 Employee Stock Purchase Plan (the “1999 Purchase Plan”), 875,038 shares of common stock are reserved for issuance at September 30, 2005 to eligible employees at a price of 85% of the lower of the fair market value of the common stock on the first day of the offering period or a specified exercise date (last trading day in April or October). The number of reserved shares will be increased on the first day of each fiscal year by the lesser of (i) 598,928 shares, (ii) 2% of the outstanding shares on that date or (iii) a lesser amount determined by the Board of Directors. Participants under the 1999 Purchase Plan generally may not purchase shares on any exercise date to the extent that, immediately after the grant, the participant would own stock totaling 5% or more of the total combined voting power of all stock of the Company, or greater than $25,000 worth of stock in any calendar year. In addition, no more than 5,989 shares may be purchased by any participant during any offering period. In the event of a sale or merger of us, the Board may accelerate the exercise date of the current purchase period to a date prior to the change of control, or the acquiring company may assume or replace the outstanding purchase rights under the 1999 Purchase Plan. In fiscal year 2005, 109,458 shares were purchased by and distributed to employees at a price ranging from of $0.50 to $2.10 per share.

Stock Repurchase Program

On April 24, 2001, our Board of Directors authorized a stock repurchase program to buy back our outstanding common stock in the open market. Under this repurchase program, we repurchased $909,490 and $105,009 during fiscal years 2002 and 2001, respectively, of common stock. The stock repurchased program ended on January 2002.

6. DEFERRED STOCK COMPENSATION

Amortization of deferred stock compensation relates to the following items in the accompanying consolidated statements of operations (in thousands):

	Fiscal Year Ended September 30,
	2005	2004	2003
Research and development	$—	$—	$23
Sales and marketing	—	—	27
General and administrative	—	—	5
	$—	$—	$55

7. INCOME TAXES:

We account for income taxes pursuant to SFAS No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. The following is a summary of the significant components of the deferred tax asset (in thousands):

	September 30,
	2005	2004
Net operating loss carryforwards	$16,422	$15,752
Reserve and other cumulative temporary differences	1,790	2,100
Research and development credit carryforward	1,090	1,087
Net capitalized research and development expenses	402	698
	19,704	19,637
Valuation allowance	(19,704)	(19,637)
Net deferred tax asset	$—	$—

A reconciliation between the Company’s effective tax rate and the U.S. statutory rate is as follows:

	2005	2004	2003
Tax at federal statutory rate	35.0%	35.0%	(35.0)%
Tax exempt investment income
Change in valuation allowance	(31.0)	(94.0)	34.7
Other	(4.0)	59.0	1.3
Tax credits	—	—	(1.0)
Provision for income taxes	0.0%	0.0%	0.0%

As of September 30, 2005, we had cumulative net operating loss carryforwards for federal and state income tax reporting purposes of approximately $43.9 million and $18.3 million, respectively, which expire on various dates from 2010 to 2025. Under current tax law, net operating loss carryforwards available in any given year may be limited upon the occurrence of certain events, including significant changes in ownership interest. The annual use of our net operating loss and credit carryforwards would be limited according to these provisions. Management has not yet determined the extent of such limitations. Such limitations may result in the loss of carryforwards benefits due to their expiration.

A valuation allowance has been recorded for the entire deferred tax asset as a result of uncertainties regarding realization of the asset, including limited operating history of the Company, lack of profitability to date and uncertainty over future operating profitability and taxable income. As of September 30, 2005 and 2004 we had no significant deferred tax liabilities.

We did not incur any income tax expenses from our foreign subsidiaries, AltiGen Korea and AltiGen China as of September 30, 2005.

8. EQUITY IN LOSS OF INVESTEE

We have a 23% vested interest in AliGen Korea. The total equity in net losses of Korea investee was approximately $52,000 of which 23%, or $12,000, is reflected in the fourth quarter of fiscal year 2005.

9. RELATED PARTY TRANSACTION

In July 2004, we purchased common stock of a private Korean telecommunications company for $79,000. As a result of this investment, we acquired approximately 23% of the voting power of the company and have the right to nominate and have elected one of the three members of the company’s current board of directors. We are accounting for this investment using the equity method. We had revenue from product sales to this company of $37,000 in fiscal 2005. Our accounts receivable from this company was $40,000 at September 30, 2005.

10. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of our unaudited quarterly financial results:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Fiscal Year Ended September 30,
2005:
Revenues, net	$4,275	$2,801	$4,117	$4,248
Gross profit	2,608	1,541	2,221	2,479
Net income (loss)	342	(858)	(96)	302
Basic and diluted net income (loss) per share	0.02	(0.06)	(0.01)	0.02
2004:
Revenues, net	$3,630	$3,293	$3,883	$4,036
Gross profit	2,192	2,043	2,403	2,597
Net income (loss)	(46)	(246)	185	135
Basic and diluted net income (loss) per share	(0.00)	(0.02)	0.01	0.01

ALTIGEN COMMUNICATIONS, INC. AND SUBSIDIARY

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Classification	Balance at Beginning of Fiscal Year	Charged to Costs and Expenses	Deductions	Balance at End of Fiscal Year
	(in thousands)
Allowance for doubtful accounts:
2005	$35	$34	$(29)	$40
2004	$60	$35	$(60)	$35
2003	$227	$(3)	$(164)	$60
Inventory reserve:
2005	$2,625	$—	$(167)	$2,458
2004	$2,918	$—	$(293)	$2,625
2003	$3,319	$—	$(401)	$2,918

The deductions are a result of sales of product that were recovered and we are currently using up this reserve as we sell our product.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 27, 2005	ALTIGEN COMMUNICATIONS, INC.
	By:	/s/ GILBERT HU
Gilbert Hu
President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Gilbert Hu and Philip M. McDermott, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ GILBERT HU	Chief Executive Officer (principal	December 27, 2005
Gilbert Hu	executive officer) and Director
/s/ PHILIP M. MCDERMOTT	Chief Financial Officer (principal	December 27, 2005
Philip McDermott	financial and accounting officer)
/s/ KENNETH TAI	Director	December 27, 2005
Kenneth Tai
/s/ RICHARD BLACK	Director	December 27, 2005
Richard Black
/s/ TACHENG CHESTER WANG	Director	December 27, 2005
Tacheng Chester Wang
/s/ MIKE MON YEN TSAI	Director	December 27, 2005
Mike Mon Yen Tsai

AltiGen Communications, Inc.
Exhibit Index

Exhibit Number	Description
3.1*	Amended and Restated Certificate of Incorporation.
3.2*****	Second Amended and Restated Bylaws.
4.2*	Specimen common stock certificates.
4.3*	Third Amended and Restated Rights Agreement dated May 7, 1999 by and among AltiGen Communications, Inc. and the Investors and Founder named therein.
10.1*	Form of Indemnification Agreement.
10.2*	1994 Stock Option Plan, as amended, and form of stock option agreement.
10.3*	1998 Stock Purchase Plan.
10.4****	1999 Stock Plan, as amended, and form of stock option agreement.
10.5***	1999 Employee Stock Purchase Plan, as amended, and forms of subscription agreement and notice of withdrawal.
10.8****	Lease agreement: 4555 Cushing Parkway, Fremont, California between VEF III Funding, LLC. And AltiGen Communications, Inc. dated October 1, 2003.
10.19*	Employment Agreement by and between the Registrant and Philip McDermott, dated June 8, 1999.
10.26**++	OEM Agreement between AltiSys Communications and AltiGen Communications, Inc., dated January 18, 1999.
10.27****++	Distribution Agreement between Synnex Information Technologies, Inc. and AltiGen Communications, Inc. dated December 22, 1999.
10.28****++	Distribution Agreement between Graybar Electric Company, Inc. and AltiGen Communications, Inc. dated June 12, 2003.
21.1*	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney (included on signature page).
31.1	Certification of Principal Executive Officer.
31.2	Certification of Principal Financial Officer.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to exhibit filed with the Registrant’s Registration Statement on Form S-1 (No. 333-80037) declared effective on October 4, 1999.
**	Incorporated by reference to exhibit filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001.
***	Incorporated by reference to exhibit filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2002.
****	Incorporated by reference to exhibit filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003.
*****	Incorporated by reference to exhibit filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.
++	Confidential treatment was granted for certain portions of this exhibit.