Form 10-Q
period 2005-12-31
ALTIGEN COMMUNICATIONS INC
filed 2006-02-17
CIK 1003607

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2005

OR

 ☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM  ______________ TO _________________

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

Former name, former address and former fiscal year, if changed since last report: N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES ☒ NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of our common stock outstanding as of February 14, 2006 was: 14,935,587 shares

Table of Contents

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Balance Sheets as of December 31, 2005 and September 30, 2005	3

	Statements of Operations for the Three Months Ended December 31, 2005 and 2004	4

	Statements of Cash Flows for the Three Months Ended December 31, 2005 and 2004	5

	Notes to Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	25

Item 4.	Controls and Procedures	25

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	26

Item 1A.	Risk Factors	19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 3.	Defaults Upon Senior Securities	26

Item 4.	Submission of Matters to a Vote of Security Holders	26

Item 5	Other Information	26

Item 6.	Exhibits	26

SIGNATURE		27

EXHIBIT INDEX		28

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ALTIGEN COMMUNICATIONS, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31, 2005	September 30, 2005

ASSETS
Current assets:
Cash and cash equivalents	$4,896	$3,963
Short-term investments	4,364	5,459
Accounts receivable, net of allowances of $74 and $40 at December 31, 2005 and September 30, 2005, respectively	2,196	1,957
Inventories	1,303	965
Prepaid expenses and other current assets	178	148
Total current assets	12,937	12,492
Property and equipment:
Furniture and equipment	1,533	1,405
Computer software	920	920
	2,453	2,325
Less: Accumulated depreciation and amortization	(1,853)	(1,803)
Net property and equipment	600	522
Other non-current assets:
Long-term investments	238	247
Long-term deposit	74	74
Total other non-current assets	312	321
Total assets	$13,849	$13,335

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,067	$653
Accrued liabilities:
Payroll and related benefits	360	317
Warranty (Note 2)	252	264
Marketing	64	58
Accrued expense	261	272
Other	328	288
Deferred revenue	403	507
Total current liabilities	2,735	2,359

Deferred Rent	239	258

Stockholders’ equity:
Convertible preferred stock, $0.001 par value; Authorized - 5,000,000 shares; Outstanding - none at December 31, 2005 and September 30, 2005	—	—
Common stock, $0.001 par value; Authorized - 50,000,000 shares; Outstanding - 15,968,146 shares at December 31, 2005 and 15,782,071 shares at September 30, 2005	16	16
Treasury stock at cost - 1,063,895 shares at December 31, 2005 and September 30, 2005	(1,014)	(1,014)
Additional paid-in capital	63,240	62,863
Accumulated other comprehensive loss	(3)	(1)
Accumulated deficit	(51,364)	(51,146)
Total stockholders’ equity	10,875	10,718
Total liabilities and stockholders’ equity	$13,849	$13,335

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALTIGEN COMMUNICATIONS, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (in thousands, except per share amounts)

	Three Months Ended December 31,
	2005	2004

Net revenue:
Hardware	$4,109	$3,564
Software	294	711
Total net revenue	4,403	4,275
Cost of revenue:
Hardware	1,997	1,615
Software	21	52
Total cost of revenue	2,018	1,667

Gross profit	2,385	2,608

Operating expenses:
Research and development*	1,027	822
Sales and marketing*	1,091	1,001
General and administrative*	558	475

Total operating expenses	2,676	2,298

Income (loss) from operations	(291)	310
Equity in net loss of investee	(10)	—
Interest and other income, net	83	42

Net income (loss) before tax	(218)	352
Income taxes	—	10
Net income (loss)	$(218)	$342

Basic and diluted net (loss) income per share	$(0.01)	$0.02

Weighted average shares used in computing basic net income (loss) per share	14,842	14,459

Weighted average shares used in computing diluted net income (loss) per share	14,842	15,797
________

* Commencing October 1, 2005 we adopted the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 123(R), “Share Based Payment” (“SFAS No. 123(R)”), which requires all share-based payments, including grants of stock options, to be recognized in the income statement as an operating expense, based on their fair values. For the three months ended December 31, 2005, stock compensation was accounted under SFAS No. 123(R) while for the three months ended December 31, 2004, stock compensation was accounted under Accounting Principles Board (APB), opinion No. 25 APB (25).

The following table summarizes the total stock-based compensation expense for the three months ended December 31, 2005 and is included in the Unaudited Condensed Consolidated Statements of Operations:

Three Months Ended December 31,
2005
Cost of goods sold	$12
Research and development	100
Selling, general and administrative	148
Pre-tax stock-based compensation expense	260
Income tax	—
Net stock-based compensation expense	$260

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALTIGEN COMMUNICATIONS, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended December 31,
	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(218)	$342
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	49	22
Stock based compensation	260	—
Equity in net loss of investee	9	—
Changes in operating assets and liabilities:
Accounts receivable	(239)	(158)
Inventories	(338)	168
Prepaid expenses and other current assets	(30)	(101)
Accounts payable	414	(74)
Accrued liabilities	66	(156)
Deferred revenue	(104)	(223)
Deferred rent	(19)	(11)
Net cash used in operating activities	(150)	(191)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(5,369)	(1,594)
Proceeds from sale of short-term investments	6,462	3,000
Changes in long-term investments	—	19
Purchases of property and equipment	(127)	(22)
Net cash provided by investing activities	966	1,403
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuances of common stock, net of issuance costs	117	174
Net cash provided by financing activities	117	174
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	933	1,386
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,963	5,367
CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,896	$6,753

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$—	$10

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALTIGEN COMMUNICATIONS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

AltiGen Communications, Inc. (“we or the Company”) is a pioneer and market leader in Internet protocol telephony systems for small-to-medium sized businesses. We design, manufacture and market next generation, Internet protocol phone systems and contact centers that use both the Internet and the public telephone network to take advantage of the convergence of voice and data communications. Unlike traditional proprietary phone systems, our systems are designed with open architecture and are built on an industry standard platform.  This adherence to industry standards allows our products to play an important role in the small-to-medium sized business market by delivering phone systems that can integrate with other technologies and provide integrated voice and data solutions.  We believe this enables our customers to implement communication systems that have an increased return versus past technology investments.

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

These financial statements should be read in conjunction with our audited consolidated financial statements for the fiscal year ended September 30, 2005, included in the Company’s 2005 Annual Report on Form 10-K filed with the SEC on December 28, 2005. AltiGen’s results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

We consider all highly liquid investments with an original maturity of three months or less from the date of purchase to be cash equivalents. Short-term investments are in highly liquid financial instruments with original maturities greater than three-months but less than one year and are classified as “available-for-sale” investments. Investments are reported at their fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity.  As of December 31, 2005, our cash and cash equivalents consisted of commercial paper and cash deposited in checking and money market accounts. For the three months ended December 31, 2005 and 2004, we did not make any cash payments for interest or income taxes.

Unrealized loss from short-term investments was $3,000 at December 31, 2005 and $1,000 at September 30, 2005, respectively.

INVENTORIES

Inventories (which include costs associated with components assembled by third-party assembly manufacturers, as well as internal labor and allocable overhead) are stated at the lower of cost (which approximates actual cost on first-in, first-out method) or market. Provisions, when required, are made to reduce excess and obsolete inventories to their estimated net realizable values. We regularly monitor inventory quantities on hand and record a provision for excess and obsolete inventories based primarily on our estimated forecast of product demand and production requirements for the next six months. We did not record any provision for excess and obsolete inventories for the three months ended December 31, 2005 and 2004. The components of inventories include (in thousands):

	December 31, 2005	September 30, 2005

Raw materials	$261	$144
Work-in-progress	122	84
Finished goods	920	737
	$1,303	$965

LONG-TERM INVESTMENTS

As of December 31, 2005, we held an investment of common stock in a private Taiwanese telecommunication company valued at approximately $195,000 accounted for using the cost method.  Our interest in the company is approximately 2%, which interest does not allow us to exercise significant influence.

In July 2004, we purchased common stock of a private Korean telecommunications company for $79,000. As a result of this investment, we acquired approximately 23% of the voting power of the company and have the right to nominate and have elected one of the three members of the company's current board of directors.  We are accounting for this investment using the equity method and record our minority interest of their results in our results of operations. As of December 31, 2005, our investment in the Korean company had a remaining book value of approximately $43,000.

We perform a periodic review of our investments for impairment. Our investments are considered impaired when a review of the corporate operations and other indicators of impairment indicate that the carrying value of the investment is not likely to be recoverable. Such indicators include, but are not limited to, limited capital resources, limited prospects of receiving additional financing, and limited prospects for liquidity of the related securities. No write-downs were recorded as of December 31, 2005.

SOFTWARE DEVELOPMENT COST

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

REVENUE RECOGNITION

We account for the recognition of software license revenue in accordance with Statement of Position ("SOP") 97-2, "Software Revenue Recognition.” Revenue consist of sales to end-users, including resellers, and to distributors. Revenue from sales to end-users are recognized upon shipment, when risk of loss has passed to the customer, collection of the receivable is reasonably assured, persuasive evidence of an arrangement exits, and the price is fixed and determinable. Sales to distributors are made under terms allowing certain rights of return and protection against subsequent price declines on the Company's products held by its distributors. Upon termination, any unsold products may be returned by the distributor for a full refund. These agreements may be canceled by either party based on a specified notice. As a result of the above provisions, we defer recognition of distributor revenue until such distributors resell our products to their customers. The amounts deferred as a result of this policy are reflected as "deferred revenue" in the accompanying consolidated balance sheets. The related cost of revenue is also deferred and reported in the consolidated balance sheets as inventory.

Software components are generally not sold separately from our hardware components. Software revenue consist of license revenue that are recognized upon the delivery of application products. We provide limited post-contract customer support ("PCS"), consisting primarily of technical support and "bug" fixes. In accordance with SOP 97-2, revenue earned on software arrangements involving multiple elements is allocated to each element based upon the relative fair values of the elements. Although we provide PCS, the revenue allocated to this element is recognized together with the initial licensing fee on delivery of the software because: (1) the PCS fee is included with the initial licensing fee; (2) the PCS included with the initial license fee is for one year or less; (3) the estimated cost of providing PCS during the arrangement is insignificant; and (4) unspecified upgrades/enhancements offered for minimal or no cost during PCS arrangements historically have been and are expected to continue to be minimal and infrequent. All estimated costs of providing the services, including upgrades and enhancements, are accrued for at the time of delivery.

STOCK-BASED COMPENSATION

Commencing October 1, 2005, we adopted the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 123(R), “Share Based Payment” (“SFAS No. 123(R)”), which requires all share-based payments, including grants of stock options, to be recognized in the income statement as an operating expense, based on their fair values.

Prior to adopting SFAS No. 123(R), we accounted for stock-based employee compensation under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and comply with the disclosure provisions of SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosures.” The Company has applied the modified prospective method in adopting SFAS No. 123(R). Accordingly, periods prior to adoption have not been restated.

For the three months ended October 1, 2005, the adoption of SFAS No. 123(R) 1.31 million of unvested stock options were outstanding.

The following table summarizes the total stock-based compensation expense for the three months ended December 31, 2005 and is included in the Unaudited Condensed Consolidated Statements of Operations:

Three Months Ended December 31,
2005
Cost of goods sold	$12
Research and development	100
Selling, general and administrative	148
Pre-tax stock-based compensation expense	260
Income tax	—
Net stock-based compensation expense	$260

The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to the prior period.

Three Months Ended December 31,
2004
Reported net income	$342
Add: stock-based employee compensation expense included in reported net income (loss) under APB No. 25	—
Deduct: Total stock-based compensation determined under fair value based method prior to adoption of SFAS No. 123R , net of related tax effects	(396)

Pro forma net income (loss)	(54)
Basic and diluted net (loss) per share:
As reported	$0.02
Pro forma	$(0.00)

The fair value of each option grant during the three months ended December 31, 2005 and December 31, 2004 was estimated at the date of grant using the Black-Scholes option pricing model, and is not subject to revaluation as a result of subsequent stock price fluctuations. The following weighted-average assumptions are used:

	Employee Stock Option Plan for Three Months Ended December 31,
	2005	2004
Expected Life (in years)	5	5
Risk-free interest rate	4.4%	3.5%
Volatility	97%	103%
Expected dividend	0.0%	0.0%

The fair value of each purchase rights granted under the Company’s Employee Stock Purchase Plan during the three months ended December 31, 2005 and December 31, 2004 was estimated at the date of grant using the Black-Scholes option pricing model, and is not subject to revaluation as a result of subsequent stock price fluctuations. The following weighted-average assumptions are used:

	Employee Stock Purchase Plan for Three Months Ended December 31,
	2005	2004
Expected Life (in years)	0.5	0.5
Risk-free interest rate	4.3%	2.5%
Volatility	98%	102%
Expected dividend	0.0%	0.0%

The following table summarizes the Company’s stock option plan as of December 31, 2005, and changes during the three months ended December 31, 2005:

	Number of Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term
Outstanding at October 1, 2005	4,084,490	$3.75
Granted	8,000	1.93
Exercised	(141,809)	0.81
Forfeitures and cancellations	(169,365)	5.36

Outstanding at December 31, 2005	381,316	$3.77	6.23

Vested and expected to vest at December 31, 2005	2,910,105	$4.06

Exercisable at December 31, 2005	2,910,105	$4.06

During the three months ended December 31, 2005, 2.9 million shares of options are exercisable with a weighted-average exercise price of $4.06. The weighted-average remaining contractual term for outstanding options at December 31, 2005 was 6.2 years.

As of December 31, 2005, approximately $831,000 represents the estimated forfeitures cost. This cost is to be recognized over a weighted average period of approximately 4 years.

Under the 1999 Employee Stock Purchase Plan (the “1999 Purchase Plan”), 875,038 shares of common stock are reserved for issuance at September 30, 2005 to eligible employees at a price of 85% of the lower of the fair market value of the common stock on the first day of the offering period or a specified exercise date (last trading day in April or October). During the three months ended December 31, 2005, 48,913 shares were purchased by and distributed to employees at a price of $1.31 per share.

The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option pricing models require the input of highly subjective assumptions, including the expected stock price volatility. We use projected volatility rates, which are based upon historical volatility rates since our initial public offering, trended into future years. We also use historical data to estimate option forfeitures. Because our employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our options.

COMPUTATION OF BASIC AND DILUTED NET INCOME (LOSS) PER SHARE

Historical net income (loss) per share has been calculated under SFAS No. 128, “Earnings per Share.” SFAS No. 128 requires companies to compute earnings per share under two methods (basic and diluted). Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average shares of common stock outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the three months ended December 31, 2005, basic and diluted net loss per share numbers were identical as potential common shares resulting from the exercise of stock options were antidilutive.

Basic and diluted income (loss) per share for each of the two quarters in the period ended December 31, 2005 are as follows (in thousands):

	Three Months Ended December 31,
	2005	2004
Reported net income (loss)	$(218)	$342
Computation of common shares outstanding - basic (loss) income per share: Weighted average common stock	14,842	14,459
Weighted average dilutive potential shares	—	1,338
Weighted average shares used in computation of dilutive EPS	14,842	15,797
Basic net income (loss) per share	$(0.01)	$0.02

Diluted net income (loss) per share	$(0.01)	$0.02

COMPREHENSIVE INCOME

Comprehensive loss for the three months ended December 31, 2005 and 2004 was as follows, in thousands:

	Three Months Ended December 31,
	2005	2004
Net income (loss)	$(218)	$342
Unrealized (loss ) gain	(3)	—
	$(221)	$342

SEGMENT REPORTING

We are organized and operate as one operating segment. We operate primarily in one geographic area, the Americas.

Net revenue by geographic region based on customer location for the three months ended December 31, 2005 and 2004, respectively, were as follows:

International is comprised of revenue primarily from China, the United Kingdom and Norway. All significant long-lived assets are located in the United States for all periods presented.

Net Revenue by Geographic Area:

	Three Months Ended December 31,
	2005	2004
Americas	91%	85%
International	9%	15%

Net revenue by customers that individually accounted for more than 10% of our revenue for the three months ended December 31, 2005 and 2004, respectively, were as follows:

Net Revenue by Customers:

	Three Months Ended December 31,
	2005	2004
AltiSys	17%	10%
Ingram Micro*	—	7%
Synnex	56%	49%
Graybar	13%	10%

* On July 20, 2005, we terminated our distribution agreement with Ingram Micro.

2. WARRANTY

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

Changes in our warranty liability for the three months ended December 31, 2005 and 2004, respectively, are as follows (in thousands):

	Three Months Ended December 31,
	2005	2004
Beginning balance	$264	$424
Provisions for warranty liability	23	23
Warranty cost including labor, components and scrap	(35)	(40)

Ending balance	$252	$407

3.  COMMITMENTS AND CONTINGENCIES

Commitments

We lease our facilities under various operating lease agreements expiring on various dates through February 2009. In December 2003, we leased approximately 32,000 square feet to serve as our headquarters for corporate administration, research and development, manufacturing, and sales and marketing facility in Fremont, California. The lease for our headquarters expires on February 21, 2009. Rent expense for all operating leases totaled approximately $126,000 for the three months ended December 31, 2005 and 2004. In addition, we lease certain equipment under capital lease arrangements. Minimum future lease payments under all noncancellable capital and operating leases as of December 31, 2005 are as follows (in thousands):

	Capital	Operating
Fiscal Year Ending September 30,	Leases	Leases
Remainder of 2006	$40	$298
2007	52	361
2008	47	271
2009	44	92
2010	33	—

Total minimum lease payment	$216	$1,022

Amount representing interest	$38
Present value of minimum lease payment	178
Total minimum lease payment	$216

Current portion plus current portion of interest	$52
Long-term portion plus long-term portion of interest	164
Total capital lease commitments	$216

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

OVERVIEW

We are a pioneer and market leader in Internet protocol telephony systems for small-to-medium sized businesses. We design, manufacture and market next generation, Internet protocol phone systems and contact centers that use both the Internet and the public telephone network to take advantage of the convergence of voice and data communications. Unlike traditional proprietary phone systems, our systems are designed with open architecture and are built on an industry standard platform.  This adherence to industry standards allows our products to play an important role in the small-to-medium sized business market by delivering phone systems that can integrate with other technologies and provide integrated voice and data solutions.  We believe this enables our customers to implement communication systems that have an increased return versus past technology investments.  We generated net revenue of $4.4 million and $4.3 million for the three months ended December 31, 2005 and 2004. As of December 31, 2005 we had an accumulated deficit of $51.4 million. Net cash used in operating activities was $150,000 for the three month ended December 31, 2005.

We derive our revenue from sales of our AltiServ telephone systems. Product revenue consists of sales to end-users (including dealers) and to distributors. Revenue from product sales to end users and resellers are recognized upon shipment. We defer recognition of revenue for sales to distributors until they resell our products to their customers. Upon shipment, we also provide a reserve for the estimated cost that may be incurred for product warranty. Under our distribution contracts, a distributor has the right, in certain circumstances, to return products it determines are overstocked, so long as it provides an offsetting purchase order for products in an amount equal to or greater than the dollar value of the returned products. In addition, we provide distributors protection from subsequent price reductions.

Our cost of revenue consists of component and material costs, direct labor costs, provisions for excess and obsolete inventory, warranty costs and overhead related to the manufacturing of our products. Several factors that have affected and will continue to affect our revenue growth are the state of economy, the market acceptance of our products, our ability to add new resellers and our ability to design, develop, and release new products. We engage third-party assemblers, which in fiscal year 2005 were All Quality Services and Bestronics in San Jose, to insert the hardware components into the printed circuit board. We selected our manufacturing partners with the goals of ensuring a reliable supply of high-quality finished products and lowering per unit product costs as a result of manufacturing economies of scale. We cannot assure you that we will maintain the volumes required realizing these economies of scale or when or if such cost reductions will occur. The failure to obtain such cost reductions could materially adversely affect our gross margins and operating results.

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

CRITICAL ACCOUNTING POLICIES

Revenue recognition.  Revenue consist of sales to end-users, including resellers, and to distributors. Revenue from sales to end-users are recognized upon shipment, when risk of loss has passed to the customer, collection of the receivable is reasonably assured, persuasive evidence of an arrangement exists, and the price is fixed and determinable. We provide for estimated sales returns and allowances and warranty costs related to such sales at the time of shipment. Net revenue consist of product revenue reduced by estimated sales returns and allowances. Sales to distributors are made under terms allowing certain rights of return and protection against subsequent price declines on our products held by its distributors. Upon termination, any unsold products may be returned by the distributor for a full refund. These agreements may be canceled without cause by either party following a specified notice period. As a result of the above provisions, we defer recognition of distributor revenue until such distributors resell our products to their customers. The amounts deferred as a result of this policy are reflected as “deferred revenue” in the accompanying consolidated balance sheets. The related cost of revenue is also deferred and reported in the consolidated balance sheets as inventory. Our total deferred revenue was $403,000 and $295,000 as of December 31, 2005 and December 31, 2004, respectively.

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

Allowance for Doubtful Accounts.  The allowance for doubtful accounts is based on our assessment of the collectibility of specific customer accounts and the aging of the accounts receivable. If there were a deterioration of a major customer’s creditworthiness, or actual defaults were higher than our historical experience, we could be required to increase our allowance and our earnings could be adversely affected. Our allowance for doubtful accounts was $74,000 and $30,000 as of December 31, 2005 and 2004, respectively.

Inventory.  Inventory is stated at the lower of cost (first-in, first-out method) or market. Our inventory balance was $1.3 million and $890,000 as of December 31, 2005 and December 31, 2004. We regularly review value of inventory in detail, with consideration given to future customer demand for our products, obsolescence from rapidly changing technology, and other factors. If actual market conditions are less favorable than those projected by management, and our estimates prove to be inaccurate, we could be required to increase our inventory provision and our gross margins could be adversely affected. As of December 2001, AltiGen had established a reserve to write off $3.5 million of excess inventory which management believed would not be sold.  During 2002 through 2005, AltiGen reversed a portion of the reserve related to inventory which was sold.  The amount of such reversals were $167,000, $293,000 and $401,000 in fiscal years ending 2005, 2004 and 2003, respectively. Our inventory allowance was $2.4 million as of December 31, 2005.

Warranty.  We accrue for warranty costs based on estimated product return rates and the expected material and labor costs to provide warranty services. If actual return rates and repair and replacement costs differ significantly from our estimates, our gross margin could be adversely affected. The liability for product warranties was $252,000 and 407,000 as of December 31, 2005 and December 31, 2004, respectively.

Results of Operations

The following table sets forth consolidated statements of operations data for the periods indicated as a percentage of net revenue.

	Three Months Ended December 31

	2005	2004
Consolidated Statements of Operations Data:
Net revenue:
Hardware	93.3%	83.4%
Software	6.7	16.6
Total net revenue	100.0	100.0
Cost of revenue:
Hardware	45.3	37.8
Software	0.5	1.2
Total cost of revenue	45.8	39.0

Gross profit	54.2	61.0

Operating expenses:
Research and development	23.3	19.2
Sales and marketing	24.8	23.4
General and administrative	12.7	11.1

Total operating expenses	60.8	53.7

Income (loss) from operations	(6.6)	7.3
Equity in net loss of investee	(0.2)	—
Interest and other income, net	1.9	0.9
Net income (loss) before taxes	(4.9)	8.2
Provision for income taxes	—	0.2

Net income (loss)	(4.9)%	8.0%

Revenue, net. Revenue consist of sales to end users (including resellers) and distributors.

International is comprised of revenue primarily from China, the United Kingdom and Norway. All significant long-lived assets are located in the United States for all periods presented.

Net Revenue by Geographic Area:

	Three Months Ended December 31,
	2005	2004
Americas	91%	85%
International	9%	15%

Net revenue by customers that individually accounted for more than 10% of our revenue for the three months ended December 31, 2005 and 2004, respectively, were as follows:

Net Revenue by Customers:

	Three Months Ended December 31,
	2005	2004
AltiSys	17%	10%
Ingram Micro*	—	7%
Synnex	56%	49%
Graybar	13%	10%

* On July 20, 2005, we terminated our distribution agreement with Ingram Micro.

Revenue generated in the Americas accounted for $4.0 million or 91% of revenue for the three months ended December 31, 2005 and $3.6 million or 85% of revenue for the three months ended December 31, 2004, however this increase was offset by a 35% or $221,000 drop in International revenue in that same period. Net revenue increased 3% to $4.4 million for the three months ended December 31, 2005 from $4.3 million for the three months ended December 31, 2004. This was largely attributable to increased sales in telephone systems in the Americas as a result of increasing our market presence through better performing resellers, and selling more products into the call center market space.

Although a net profit was generated in the first quarter of fiscal 2006, due to the adoption of SFAS No. 123(R) we recognized $260,000 of non-cash stock based compensation and as a result we incurred a net loss of $218,000 for the three months ended December 31, 2005.

  Cost of revenue.  Cost of revenue for the three months ended December 31, 2005 increased $351,000 or 21% to $2.0 million from approximately $1.7 million for the three months ended December 31, 2004 primarily due to an increase in overall sale of products and the requisite increase in product costs. Cost of revenues as a percentage of net revenue increased from 39% in the three months ended December 31, 2004 to 46% in the three months ended December 31, 2005. This increase was attributable to lower profit margin as a result of a price reduction on our low-end product bundles in the second quarter of fiscal year 2005. No additional provision for excess or obsolete inventory was necessary in the three months ended December 31, 2005.

Research and development expenses.  Research and development expenses consist principally of costs related to salaries and related personnel expenses, consultant fees and prototype expenses related to the design, development and testing of our products and enhancement of our converged telephone system software. Research and development expenses increased by approximately $205,000 or 25% from $0.8 million in the three month ended December 31, 2004 to $1.0 million in the three month ended December 31, 2005. Research and development expenses as a percentage of revenue increased from 19% in the three months ended December 31, 2004 to 23% in the three month ended December 31, 2005. The increase in research and development was a result of increases in equipment expenses of approximately $10,000; depreciation expense of approximately $12,000; consultant fees of approximately $8,000; project material expenses of approximately $45,000 and legal expenses of approximately $8,000. Additionally, we recognized $100,000 of non-cash stock based compensation expense required by SFAS No. 123(R). Management intends to continue to monitor and focus on cost control in order to keep expenses in line with revenue opportunities.

Sales and marketing expenses.  Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in marketing, sales and customer support functions, as well as trade shows, advertising, and promotional expenses. Sales and marketing expenses for the three months ended December 31, 2005 were $1.1 million compared to $1.0 million for the three months ended December 31, 2004. Sales and marketing expenses as a percentage of revenue were 25% and 23% for the three month ended December 31, 2005 and 2004, respectively. This increase was primarily attributable to non-cash stock based compensation recorded due to the adoption of SFAS No. 123(R) of approximately $63,000 as well as a $22,000 increase due a national partner conference. We expect sales and marketing expenses to remain relatively flat due to the uncertainty about customers' spending patterns in the current economic environment; however, some expenses vary with revenue, such as commissions, which move with sales of our products.

  General and administrative expenses.  General and administrative expenses consist of salaries and related expenses for executive, finance and administrative personnel, facilities, allowance for doubtful accounts, legal, and other general corporate expenses. General and administrative expenses were $558,000 for the three months ended December 31, 2005 and $0.4 million for the three months ended December 31, 2004. This increase was mainly the result of a $85,000 non-cash stock based compensation expense required by SFAS No. 123(R). General and administrative expenses as a percentage of revenue were 13% and 11% for the three months ended December 31, 2005 and 2004, respectively. We expect general and administrative expenses to increase due to the cost associated with compliance with Section 404 of the Sarbanes-Oxley Act during fiscal year 2007.

Equity in net loss of investee. In July 2004, we purchased common stock of a private Korean telecommunications company for $79,000. As a result of this investment, we acquired approximately 23% of the voting power of the company and have the right to nominate and have elected one of the three members of the company's current board of directors.  We are accounting for this investment using the equity method. The total equity in net losses of Korea investee was approximately $43,000 of which 23%, or $9,000, is recognized in the three months ended December 31, 2005.

 Interest and other income, net.  Net interest and other income increased to $83,000 for the three months ended December 31, 2005 from $42,000 for the three months ended December 31, 2004. The increase in net interest and other income for the three months ended December 31, 2005 was primarily a result of higher interest rates. We expect net interest and other income to remain relatively flat with little change in cash available to invest.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through the sale of equity securities. As of December 31, 2005, we had cash and short-term investments totaling $9.3 million consisting of cash and cash equivalents of $4.9 million and $4.4 million of short-term investment with a maturity of greater than 90 days.

	Three Months Ended December 31,
	2005	2004
	(dollars in thousands)
Cash and cash equivalents	$ 4,896	$ 6,753
Short-term investments	4,364	3,261

Total cash, cash equivalents and short-term investments	$9,260	$10,014

Cash used in operating activities	$(150)	$(191)
Cash provided by (used in) investing activities	$966	$1,403
Cash provided by financing activities	$117	$174
Net increase in cash and cash equivalents	$933	$1,386

Changes in Cash Flows

During the three months ended December 31, 2005, net cash used in operating activities was $150,000, which was approximately $41,000 lower than the cash used in operating activities during the same period of fiscal 2005. The decrease was primarily attributable to a net profit (prior to “SFAS No. 123(R) allocation) being generated in the first quarter of fiscal 2006. For the three months ended December 31, 2005, net cash provided by non-operating activities was $966,000, which was primarily attributable to proceeds from maturities of short-term investments.

Net accounts receivable increased to $2.2 million at December 31, 2005 from $2.0 million at September 30, 2005. The increase in net accounts receivable was primarily due to increases in revenue and an increase in days sales outstanding (DSO) at 45 days as of December 31, 2005 from 42 as of September 30, 2005.

We ended the first quarter of fiscal 2006 with a cash conversion cycle of 55 days as compared to 51 days for the first quarter of fiscal 2005. The cash conversion cycle is the duration between purchase of inventories and services and the collection of the cash from the sale of our products and services and is a metric on which we have focused as we continue to try to efficiently manage our assets. The cash conversion cycle results from the calculation of days of sales outstanding (DSO) added to days of supply in inventories (DOS), reduced by days of payable outstanding (DPO).

Inventories increased to $1.3 million at December 31, 2005 from $965,000 at September 30, 2005 and our inventory turn rate increased to 6.2 at December 31, 2005 from 7.3 at September 30, 2005. Our annualized inventory turn rate represents the number of times inventory is replenished during the year. Inventory management will continue to be an area of focus as we balance the need to maintain strategic inventory levels to help ensure competitive lead times with the risk of inventory obsolescence due to rapidly changing technology and customer requirements.

Accounts payable increased to $1.1 million at December 31, 2005 from $653,000 at September 30, 2005. This increase to accounts payable during this period was primarily attributable to an increase of products purchased in the first quarter of fiscal 2006. Accrued payroll-related liabilities increased to $360,000 at December 31, 2005 from $317,000 at September 30, 2005, primarily as a result of an increase of $17,000 in commissions and $25,000 increase in employee stock purchase plan contribution.

During the three months ended December 31, 2005, our net cash provided by financing activities was $117,000 which was related to the proceeds from the exercise of employee stock option and stock purchases through our employee stock purchase plan.

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

We do not have any material commitments for capital expenditures as of December 31, 2005. We have a commitment under our noncancellable capital and operating lease in the amount of $1.2 million as of December 31, 2005. We believe, we have sufficient cash reserves to allow us to continue operations for more than a year assuming our quarterly cash usage rate does not deteriorate over that period. Our cash and short-term investments totaled $9.3 million as of December 31, 2005. The following table represents our future commitments as of December 31, 2005 (in thousands):

		Payment Due by Period
Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Operating leases obligation	$1,022	$298	$632	$92	$--
Capital leases obligation	216	40	99	77	--

Total	$1,238	$338	$731	$169	$--

We believe we have sufficient cash reserves to allow us to continue operations for more than a year.

Item 1A. Risk Factors

CERTAIN FACTORS AFFECTING BUSINESS, OPERATING RESULTS, AND FINANCIAL CONDITION

You should carefully consider the risks described below and all of the information contained in this Form 10-Q. If any of the following risks occur, our business, financial condition and result of operations could be harmed, the trading price of our common stock could decline and you may lose all or part of your investment in our common stock.

Risks Related to Our Business

We have had a history of losses and may incur future losses, which may prevent us from maintaining profitability.

We have had a history of operating losses since our inception, and as of December 31, 2005, we had an accumulated deficit of $51.3 million. We may incur operating losses in the future, and these losses could be substantial and impact our ability to maintain profitability. We do not expect to increase expenditures for product development, general and administrative expenses, and sales and marketing expenses; however, if we cannot maintain current revenue or revenue growth, we will not achieve or sustain profitability or positive operating cash flows. Even if we achieve profitability and positive operating cash flows, we may not be able to sustain or increase profitability or positive operating cash flows on a quarterly or annual basis.

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

We sell our products through dealers and distributors, which limits our ability to control the timing of our sales, and which makes it more difficult to predict our revenue.

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

We rely on resellers who can provide high quality sales and support services. As with our distributors, we compete with other telecommunications systems providers for our resellers’ business as our resellers generally market competing products. If a reseller promotes a competitor’s products to the detriment of our products or otherwise fails to market our products and services effectively, we could lose market share. In addition, the loss of a key reseller or the failure of resellers to provide adequate customer service could cause our business to suffer. If we do not properly train our resellers to sell, install and service our products, our business will suffer. On July 20, 2005, we terminated our distribution agreement with Ingram Micro with no impact to our business. Software or hardware errors may seriously harm our business and damage our reputation, causing loss of customers and revenue.

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

Any claims brought because of problems with our products or services could seriously harm our business, financial condition and results of operations. We currently offer a one-year hardware guarantee to end-users. If our products fail within the first year, we face replacement costs. Our insurance policies may not provide sufficient or any coverage should a claim be asserted. In addition, our introduction of products and systems with reliability, quality or compatibility problems could result in reduced revenue, uncollectible accounts receivable, delays in collecting accounts receivable, warranties and additional costs. Our customers, end users or employees could find errors in our products and systems after we have begun to sell them, resulting in product redevelopment costs and loss of, or delay in, their acceptance by the markets in which we compete. Further, we may experience significant product returns in the future. Any of these events could have a material adverse effect on our business, financial condition and results of operations.

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

We depend, in large part, on our ability to attract and retain highly skilled personnel, particularly engineers and sales and marketing personnel. We need highly trained technical personnel to design and support our server-based telecommunications systems. In addition, we need highly trained sales and marketing personnel to expand our marketing and sales operations in order to increase market awareness of our products and generate increased revenue. Competition for highly trained personnel is intense, especially in the San Francisco Bay Area where most of our operations are located. We cannot be certain that we will be successful in our recruitment and retention efforts. If we fail to attract or retain qualified personnel or suffer from delays in hiring required personnel, our business, financial condition and results of operations may be seriously harmed.

FASB’s adoption of SFAS No. 123(R) will cause, and changes to existing accounting pronouncements or taxation rules or practices may cause, adverse revenue fluctuations, affect our reported results of operations or how we conduct our business.

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 - Share-Based Payment, which provides interpretive guidance related to SFAS No. 123(R). SFAS No. 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No. 25. SFAS No. 123(R). We have adopted this standard starting October 1, 2005. We expect that the new standard will have a material effect on our results of operations.

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

We are in the process of documenting, and plan to test during the current fiscal year, our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act. Commencing on September 30, 2007, the end of our 2007 fiscal year, the Sarbanes-Oxley Act will require annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent registered public accounting firm addressing these assessments. During the course of our testing we may identify deficiencies which we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented, or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Effective internal controls are important to help produce reliable financial reports and to prevent financial fraud. If we are unable to assert that our internal control over financial reporting is effective as of the end of our 2007 fiscal year, or if our auditors are unable to attest that our management’s report is fairly stated or they are unable to express an opinion on our management’s evaluation or on the effectiveness of the internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, investors could lose confidence in our reported financial information, and the trading price of our stock and our business could be adversely affected.

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

Sales through our three key distributors, Altisys, Graybar and Synnex, accounted for 86% of our net revenue in the three months ended December 31, 2005.  Our business and operating results will suffer if any one of these distributors does not continue distributing our products, fails to distribute the volume of our products that it currently distributes or fails to expand our customer base. We also need to establish and maintain relationships with additional distributors and original equipment manufacturers. We may not be able to establish, or successfully manage, relationships with additional distribution partners. In addition, our agreements with distributors typically provide for termination by either party upon written notice to the other party. For example, our agreement with Synnex provides for termination, with or without cause, by either party upon 30 days’ written notice to the other party, or upon insolvency or bankruptcy. Generally, these agreements are non-exclusive and distributors sell products that compete with ours. If we fail to establish or maintain relationships with distributors and original equipment manufacturers, our ability to increase or maintain our sales and our customer base will be substantially harmed.

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

For the three months ended December 31, 2005, approximately 9% of our net revenue came from customers outside of the Americas. We intend to expand our international sales and marketing efforts. Our efforts are subject to a variety of risks associated with conducting business internationally, any of which could seriously harm our business, financial condition and results of operations. These risks include:

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

More generally, litigation related to these types of claims may require us to acquire licenses under third party patents that may not be available on acceptable terms, if at all. We believe that an increasing portion of our revenue in the future will come from sales of software applications for our hardware products. The software market traditionally has experienced widespread unauthorized reproduction of products in violation of developers’ intellectual property rights. This activity is difficult to detect, and legal proceedings to enforce developers’ intellectual property rights are often burdensome and involve a high degree of uncertainty and substantial costs.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk.  Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in cash equivalents and short-term instruments. Due to the short-term nature of our cash equivalents and investments, we have concluded that a change in interest rates does not pose a material market risk to us.

Foreign Currency Exchange Risk. We face foreign exchange currency fluctuations with our subsidiary in China, however, due to the strength in China’s economy, we do not foresee foreign exchange currency fluctuations to pose a material market risk to us.

Item 4. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

ALTIGEN COMMUNICATIONS, INC.

Date: February 16, 2006	By:	/s/ Philip M. McDermott
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