Form 10-Q/A
period 2005-12-31
ALTIGEN COMMUNICATIONS INC
filed 2006-02-21
CIK 1003607

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_____________________

FORM 10-Q/A

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2005
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO

Commission File Number 000-27427
_____________________

ALTIGEN COMMUNICATIONS, INC.
(Exact name of Registrant as specified in its charter)

DELAWARE	94-3204299
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

4555 Cushing Parkway Fremont, CA	94538
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (510) 252-9712

_____________________

Former name, former address and former fiscal year, if changed since last report: N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES ☒ NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of our common stock outstanding as of February 14, 2006 was 14,935,587 shares.

Explanatory Note

This Amendment on Form 10-Q/A is being filed solely to correct the amount reported as number of shares outstanding as of December 31, 2005 in the Company’s notes to the unaudited condensed consolidated financial statements under Part I, Item 1. Due to a typographical error, the amount reported was 381,316 shares; the correct amount, which is set forth in the Amendment, is 3,781,316. No other information included in the original report on Form 10-Q is amended by this amendment on Form 10-Q/A.

The following table summarizes the Company’s stock option plan as of December 31, 2005, and changes during the three months ended December 31, 2005:

	Number of Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term
Outstanding at October 1, 2005	4,084,490	$3.75
Granted	8,000	1.93
Exercised	(141,809)	0.81
Forfeitures and cancellations	(169,365)	5.36
Outstanding at December 31, 2005	3,781,316	$3.77	6.23

Vested and expected to vest at December 31, 2005	2,910,105	$4.06

Exercisable at December 31, 2005	2,910,105	$4.06

During the three months ended December 31, 2005, 2.9 million shares of options are exercisable with a weighted-average exercise price of $4.06. The weighted-average remaining contractual term for outstanding options at December 31, 2005 was 6.2 years.

2

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTIGEN COMMUNICATIONS, INC.

Date: February 17, 2006	By:	/s/ Philip M. McDermott
Philip M. McDermott,
Chief Financial Officer
(Principal Financial and Accounting Officer)

3