Form 10-Q
period 2006-03-31
ALTIGEN COMMUNICATIONS INC
filed 2006-05-15
CIK 1003607

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of our common stock outstanding as of May 11, 2006 was: 14,976,633 shares.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ALTIGEN COMMUNICATIONS, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31, 2006	September 30, 2005

ASSETS
Current assets:
Cash and cash equivalents	$4,867	$3,963
Short-term investments	4,388	5,459
Accounts receivable, net of allowances of $36 and $40 at March 31, 2006 and September 30, 2005, respectively	2,158	1,957
Inventories	1,614	965
Prepaid expenses and other current assets	253	148
Total current assets	13,280	12,492
Property and equipment:
Furniture and equipment	1,634	1,405
Computer software	920	920
	2,554	2,325
Less: Accumulated depreciation and amortization	(1,904)	(1,803)
Net property and equipment	650	522
Other non-current assets:
Long-term investments	223	247
Long-term deposit	74	74
Total other non-current assets	297	321
Total assets	$14,227	$13,335

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$972	$653
Accrued liabilities:
Payroll and related benefits	331	317
Warranty (Note 2)	276	264
Marketing	57	58
Accrued expense	248	272
Other	325	288
Deferred revenue	764	507
Total current liabilities	2,973	2,359

Deferred Rent	219	258

Stockholders’ equity:
Convertible preferred stock, $0.001 par value; Authorized - 5,000,000 shares; Outstanding - none at March 31, 2006 and September 30, 2005	—	—
Common stock, $0.001 par value; Authorized - 50,000,000 shares; Outstanding - 16,018,849 shares at March 31, 2006 and 15,782,071 shares at September 30, 2005	16	16
Treasury stock at cost - 1,063,895 shares at March 31, 2006 and September 30, 2005	(1,014)	(1,014)
Additional paid-in capital	63,515	62,863
Accumulated other comprehensive income (loss)	1	(1)
Accumulated deficit	(51,483)	(51,146)
Total stockholders’ equity	11,035	10,718
Total liabilities and stockholders’ equity	$14,227	$13,335

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALTIGEN COMMUNICATIONS, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (in thousands, except per share amounts)

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005

Net revenue:
Hardware	$3,828	$2,354	$7,923	$5,918
Software	346	447	654	1,158
Total net revenue	4,174	2,801	8,577	7,076
Cost of revenue:
Hardware	1,909	1,227	3,906	2,842
Software	26	33	47	85
Total cost of revenue	1,935	1,260	3,953	2,927

Gross profit	2,239	1,541	4,624	4,149

Operating expenses:
Research and development	895	935	1,922	1,757
Sales and marketing	999	988	2,090	1,989
General and administrative	527	529	1,085	1,004

Total operating expenses	2,421	2,452	5,097	4,750

Loss from operations	(182)	(911)	(473)	(601)
Equity in net loss of investee	(14)	—	(24)	—
Interest and other income, net	85	53	168	94

Net loss before tax	(111)	(858)	(329)	(507)
Income taxes	9	—	9	10
Net loss	$(120)	$(858)	$(338)	$(517)

Basic and diluted net loss per share	$(0.01)	$(0.06)	$(0.02)	$(0.04)

Weighted average shares used in computing basic and diluted net loss per share	14,937	14,575	14,889	14,516

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ALTIGEN COMMUNICATIONS, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(338)	$(517)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	100	47
Stock based compensation	436	—
Equity in net loss of investee	24	—
Changes in operating assets and liabilities:
Accounts receivable	(201)	165
Inventories	(649)	(73)
Prepaid expenses and other current assets	(105)	(56)
Accounts payable	319	(103)
Accrued liabilities	38	(127)
Deferred revenue	257	218
Deferred rent	(38)	(17)
Net cash used in operating activities	(157)	(463)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(6,404)	(12,226)
Proceeds from sale of short-term investments	7,476	12,797
Changes in long-term investments	—	(90)
Purchases of property and equipment	(229)	(63)
Net cash provided by investing activities	843	418
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuances of common stock, net of issuance costs	218	264
Net cash provided by financing activities	218	264
NET INCREASE IN CASH AND CASH EQUIVALENTS	904	219
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,963	2,898
CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,867	$3,117

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$(1)	—
Interest	$(9)	—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALTIGEN COMMUNICATIONS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

AltiGen Communications, Inc. (“we or the Company”) is a pioneer in Internet protocol telephony systems. We design, manufacture and market next generation, Internet protocol phone systems and contact centers that use both the Internet and the public telephone network to take advantage of the convergence of voice and data communications. Unlike traditional proprietary phone systems, our systems are designed with open architecture and are built on an industry standard platform. This adherence to industry standards allows our products to play an important role in the small-to-medium sized business market by delivering phone systems that can integrate with other technologies and provide integrated voice and data solutions. We believe this enables our customers, small-to medium-sized businesses, to implement communication systems that provide competitive return on investment versus alternative technology investments.

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with (i) generally accepted accounting principles (GAAP) for interim financial information; (ii) the instructions for Form 10-Q and (iii) Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). These unaudited condensed consolidated financial statements reflect the operations of the Company and its wholly-owned subsidiary. All significant intercompany transactions and balances have been eliminated. In our opinion, these unaudited condensed consolidated financial statements include all adjustments necessary (which are of a normal and recurring nature) for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented.

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

During the quarter ended March 31, 2006, the Company determined that certain items as reported in the December 31, 2005 income statement were improperly classified. The Company reclassified $13,000 from hardware revenue to software revenue.

CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

We consider all highly liquid investments with an original maturity of three months or less from the date of purchase to be cash equivalents. Short-term investments are in highly liquid financial instruments with original maturities greater than three-months but less than one year and are classified as “available-for-sale” investments. Investments are reported at their fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity. As of March 31, 2006, our cash and cash equivalents consisted of commercial paper and cash deposited in checking and money market accounts.

Unrealized gains from short-term investments were $1,000 at March 31, 2006 and unrealized losses from short-term investments were $1,000 at September 30, 2005.

INVENTORIES

Inventories (which include costs associated with components assembled by third-party assembly manufacturers, as well as internal labor and allocable overhead) are stated at the lower of cost (which approximates actual cost on first-in, first-out method) or market. Provisions, when required, are made to reduce excess and obsolete inventories to their estimated net realizable values.

We regularly monitor inventory quantities on hand and record a provision for excess and obsolete inventories based primarily on our estimated forecast of product demand and production requirements for the next six months. We did not record any provision for excess and obsolete inventories for the six months ended March 31, 2006 and 2005. The components of inventories include (in thousands):

	March 31, 2006	September 30, 2005
Raw materials	$412	$144
Work-in-progress	192	84
Finished goods	1,010	737
	$1,614	$965

LONG-TERM INVESTMENTS

As of March 31, 2006, we held an investment of common stock in a private Taiwanese telecommunication company valued at approximately $195,000 accounted for using the cost method. Our interest in the company is approximately 2%, which interest does not allow us to exercise significant influence.

In July 2004, we purchased common stock of a private Korean telecommunications company for $79,000. As a result of this investment, we acquired approximately 23% of the voting power of the company and have the right to nominate and have elected one of the three members of the company’s current board of directors.  We are accounting for this investment using the equity method and record our minority interest in our results of operations. As of March 31, 2006, our investment in the Korean company had a remaining book value of approximately $29,000.

We perform a periodic review of our investments for impairment. Our investments are considered impaired when a review of the corporate operations and other indicators of impairment indicate that the carrying value of the investment is not likely to be recoverable. Such indicators include, but are not limited to, limited capital resources, limited prospects of receiving additional financing, and limited prospects for liquidity of the related securities. As of March 31, 2006, we did not record any investment impairments.

REVENUE RECOGNITION

We account for the recognition of software license revenue in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition.” Revenue consists of sales to end-users, including resellers, and to distributors. Revenue from sales to end-users are recognized upon shipment, when risk of loss has passed to the customer, collection of the receivable is reasonably assured, persuasive evidence of an arrangement exits, and the price is fixed and determinable. Sales to distributors are made under terms allowing certain rights of return and protection against subsequent price declines on the Company’s products held by its distributors. Upon termination, any unsold products may be returned by the distributor for a full refund. These agreements may be canceled by either party based on a specified notice. As a result of the above provisions, we defer recognition of distributor revenue until such distributors resell our products to their customers. The amounts deferred as a result of this policy are reflected as “deferred revenue” in the accompanying consolidated balance sheets. The related cost of revenue is also deferred and reported in the consolidated balance sheets as inventory.

Software components are generally not sold separately from our hardware components. Software revenue consists of license revenue that are recognized upon the delivery of application products. We provide limited post-contract customer support (“PCS”), consisting primarily of technical support and “bug” fixes. In accordance with SOP 97-2, revenue earned on software arrangements involving multiple elements is allocated to each element based upon the relative fair values of the elements. Although we provide PCS, the revenue allocated to this element is recognized together with the initial licensing fee on delivery of the software because: (1) the PCS fee is included with the initial licensing fee; (2) the PCS included with the initial license fee is for one year or less; (3) the estimated cost of providing PCS during the arrangement is insignificant; and (4) unspecified upgrades/enhancements offered for minimal or no cost during PCS arrangements historically have been and are expected to continue to be minimal and infrequent. All estimated costs of providing the services, including upgrades and enhancements, are accrued for at the time of delivery.

STOCK-BASED COMPENSATION

Commencing October 1, 2005 we adopted the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 123(R), “Share Based Payment” (“SFAS No. 123(R)”), which requires all share-based compensation, including grants of stock options, to be recognized in the income statement as an operating expense, based on their fair market values. For the six months ended March 31, 2006, stock compensation was accounted under SFAS No. 123(R) while for the six months ended March 31, 2005, stock-based compensation was accounted under Accounting Principles Board (APB), Opinion No. 25 APB (25).

Prior to adopting SFAS No. 123(R), we accounted for stock-based employee compensation under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosures.” We have applied the modified prospective method in adopting SFAS No. 123(R) and, accordingly, we recorded compensation costs as the requisite service was rendered for the unvested portion of previously issued awards that remain outstanding at the initial date of adoption. Periods prior to the adoption of SFAS No. 123(R) have not been restated.

The following table summarizes the total stock-based compensation expense for the three and six months ended March 31, 2006 and is included in the Unaudited Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended March 31,	Six Months Ended March 31,
	2006	2006
Cost of goods sold	$8	$20
Research and development	59	159
Selling, general and administrative	109	257
Pre-tax stock-based compensation expense	176	436
Income tax	—	—
Net stock-based compensation expense	$176	$436

The following table illustrates the effects on net income and earnings per share if the fair value based method had been applied to the prior periods as required under SFAS No. 123(R). The reported net income and earnings per share for the three and six months ended March 31, 2005 have been presented below to reflect the impact had the Company been required to include the amortization of the Black-Scholes option value as an expense (in thousands, except for per share data):

	Three Months Ended March 31,	Six Months Ended March 31,
	2005	2005
Net loss	$(858)	$(517)
Add: stock-based employee compensation expense included in reported net loss under APB No. 25	—	—
Deduct: Total stock-based compensation determined under fair value based method prior to adoption of SFAS No. 123R, net of related tax effects	(409)	(815)
Net loss - pro forma	$(1,267)	$(1,332)
Basic and diluted net loss per share:
As reported	$(0.06)	$(0.04)
Pro forma	$(0.09)	$(0.09)

The fair value of each option grant during the six months ended March 31, 2006 and 2005 were estimated at the date of grant using the Black-Scholes option pricing model, and is not subject to revaluation as a result of subsequent stock price fluctuations. The following weighted-average assumptions are used:

	Employee Stock Option Plan for Three Months Ended March 31,		Employee Stock Option Plan for Six Months Ended March 31,
	2006	2005	2006	2005
Expected Life (in years)	5	5	5	5
Risk-free interest rate	4.4%	3.7%	4.4%	3.7%
Volatility	96%	102%	96%	102%
Expected dividend	0.0%	0.0%	0.0%	0.0%

The fair value of each purchase rights granted under the Company’s Employee Stock Purchase Plan during the six months ended March 31, 2006 and 2005 were estimated at the date of grant using the Black-Scholes option pricing model, and is not subject to revaluation as a result of subsequent stock price fluctuations. The following weighted-average assumptions are used:

	Employee Stock Purchase Plan for Three Months Ended March 31,		Employee Stock Purchase Plan for Six Months Ended March 31,
	2006	2005	2006	2005
Expected Life (in years)	0.5	0.5	0.5	0.5
Risk-free interest rate	4.3%	3.1%	4.3%	3.1%
Volatility	98%	100%	98%	100%
Expected dividend	0.0%	0.0%	0.0%	0.0%

The following table summarizes the Company’s stock option plan as of March 31, 2006, and changes during the three months ended March 31, 2006:

	Number of Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term
Outstanding at January 1, 2005	3,781,316	$3.79
Granted	4,000	1.80
Exercised	(46,056)	0.77
Forfeitures and cancellations	(114,570)	7.20
Outstanding at March 31, 2006	3,624,690	$3.72	6.01
Vested and expected to vest at March 31, 2006	3,545,858	$3.73	0.19
Exercisable at March 31, 2006	2,866,781	$3.92	5.45

During the three months ended March 31, 2006, 2.9 million shares of options are exercisable with a weighted-average exercise price of $3.92. The weighted-average remaining contractual term for outstanding options at March 31, 2006 was 6.0 years.

As of March 31, 2006, approximately $767,000 represents the estimated unamortized expense remaining. This expense is to be recognized over a weighted average period of approximately 4 years.

Under the 1999 Employee Stock Purchase Plan, 875,038 shares of common stock are reserved for issuance at September 30, 2005 to eligible employees at a price of 85% of the lower of the fair market value of the common stock on the first day of the offering period or a specified exercise date (last trading day in April or October). During the six months ended March 31, 2006, 48,913 shares were purchased by and distributed to employees at a price of $1.31 per share.

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

COMPUTATION OF BASIC AND DILUTED NET LOSS PER SHARE

Historical net income (loss) per share has been calculated under SFAS No. 128, “Earnings per Share.” SFAS No. 128 requires companies to compute earnings per share under two methods (basic and diluted). Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average shares of common stock outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the three and six months ended March 31, 2006 and 2005, respectively, basic and diluted net loss per share numbers were identical as potential common shares resulting from the exercise of stock options were antidilutive.

COMPREHENSIVE INCOME

Comprehensive loss for the six months ended March 31, 2006 and 2005, respectively, were as follows (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
Net loss	$(120)	$(858)	$(338)	$(517)
Unrealized gain (loss )	1	1	(2)	1
	$(119)	$(857)	$(340)	$(516)

SEGMENT REPORTING

We are organized and operate as one operating segment. We operate primarily in one geographic area, the Americas, which is comprised of the United States, Canada, Mexico, Central America and the Caribbean.

Net revenue by geographic region based on customer location for the three and six months ended March 31, 2006 and 2005, respectively, were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
Americas	93%	92%	92%	88%
International	7%	8%	8%	12%
	100%	100%	100%	100%

International is comprised of revenue primarily from China, the United Kingdom and Norway. All significant long-lived assets are located in the United States for all periods presented.

Net revenue by customers that individually accounted for more than 10% of our revenue for the three and six months ended March 31, 2006 and 2005, respectively, were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
AltiSys	15%	23%	16%	15%
Synnex	52%	58%	55%	52%
Graybar	17%	8%	15%	9%

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

Changes in our warranty liability for the three and six months ended March 31, 2006 and 2005, respectively, are as follows (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
Beginning balance	$252	$407	$264	$424
Provisions for warranty liability	56	20	79	43
Warranty cost including labor, components and scrap	(33)	(41)	(68)	(81)
Ending balance	$275	$386	$275	$386

3. COMMITMENTS AND CONTINGENCIES

Commitments

We lease our facilities under several operating lease agreements expiring on various dates through February 2009. In December 2003, we leased approximately 32,000 square feet to serve as our headquarters for corporate administration, research and development, manufacturing, and sales and marketing in Fremont, California. The lease for our headquarters expires on February 21, 2009. Rent expense for all operating leases totaled approximately $132,000 and $258,000 for the three and six months ended March 31, 2006, respectively as compared to $126,000 and $252,000 for the three and six months ended March 31, 2005, respectively. The increase from $252,000 to $258,000 or the six months ended March 31, 2005 and 2006, respectively, was related to the renewal of our building lease agreement for the Beijing office starting in the second quarter of fiscal 2006. In addition, we lease certain equipment under capital lease arrangements. Minimum future lease payments under all noncancellable capital and operating leases as of March 31, 2006 are as follows (in thousands):

	Capital	Operating
Fiscal Year Ending September 30,	Leases	Leases
Remainder of 2006	$26	$258
2007	52	446
2008	48	286
2009	44	92
2010	33	—
Total minimum lease payment	$203	$1,082

Amount representing interest	$34
Present value of minimum lease payment	169
Total minimum lease payment	$203

Current portion plus current portion of interest	$52
Long-term portion plus long-term portion of interest	151
Total capital lease commitments	$203

Contingencies

We may become party to litigation in the normal course of our business. Litigation in general and intellectual property and securities litigation in particular, can be expensive and disruptive to normal business operations. Moreover, the results of complex litigation are difficult to predict.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING INFORMATION

This report contains certain forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended) and information relating to us that are based on the beliefs of our management as well as assumptions made by and information currently available to our management. Additional forward-looking statements may be identified by the words “anticipate,” “believe, ” “expect, ” “intend, ” “plan, ” or the negative of such terms, or similar expressions, as they relate to us or our management.

The forward-looking statements contained herein reflect our good faith judgment, based on the information available to us as of the date of this report. Actual results may differ materially from those anticipated in our forward looking statements due to certain risks, including risks described below, which risks may have a significant impact on our business or financial condition. You are cautioned that forward-looking statements are inherently uncertain. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. You should carefully review the cautionary statements contained in this Form 10-Q, including those found in “Certain Factors Affecting Business, Operating Results, and Financial Condition” below.

OVERVIEW

We are a pioneer in Internet protocol telephony systems. We believe that we are a market leader in providing products and services to small and medium sized businesses. We design, manufacture and market next generation, Internet protocol phone systems and contact centers that use both the Internet and the public telephone network to take advantage of the convergence of voice and data communications. Unlike traditional proprietary phone systems, our systems are designed with open architecture and are built on an industry standard platform. This adherence to industry standards allows our products to play an important role in the small-to-medium sized business market by delivering phone systems that can integrate with other technologies and provide integrated voice and data solutions. We believe this enables our customers to implement communication systems that provide competitive return on investment versus alternative technology investments. We generated net revenue of $4.2 million and $8.6 million for the three and six months ended March 31, 2006, respectively, compared to net revenue of $2.8 million and $7.0 million for the three and six months ended March 31, 2005, respectively. As of March 31, 2006, we had an accumulated deficit of $51.5 million. Net cash used in operating activities was $157,000 for the six month ended March 31, 2006.

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

Our cost of revenue consists of component and material costs, direct labor costs, provisions for excess and obsolete inventory, warranty costs and overhead related to the manufacturing of our products. Several factors that have affected and will continue to affect our revenue growth are the state of the economy, the market acceptance of our products, our ability to add new resellers and our ability to design, develop, and release new products. We engage third-party assemblers, including All Quality Services and Bestronics, to insert the hardware components into the printed circuit board of our products. We select our manufacturing partners with the goals of ensuring a reliable supply of high-quality finished products and lowering per unit product costs as a result of manufacturing economies of scale. We cannot assure you that we will maintain the volumes required to realize these economies of scale or when or if such cost reductions will occur. The failure to obtain such cost reductions could materially adversely affect our gross margins and operating results.

We continue to focus on (i) developing enhancements to our current products to provide greater functionality and increased capabilities, based on market research, customer feedback and our competitors’ product offerings and (ii) creating new product offerings. In particular, we are developing products in an effort to enhance our position in our target market segment and seeking to enter new geographical markets. Additionally, we intend to continue to focus on selling our products to small-to-medium sized businesses and branch offices of larger corporations. Also, we plan to continue to recruit additional resellers and distributors that focus on selling phone systems to our target customers. We believe that the adoption rate for Internet telephony is much faster with small-to-medium sized businesses because they have no significant investment on their books for traditional phone systems. Also we believe that small-to-medium sized businesses are looking for call center-type administration to increase the productivity and efficiency of their contacts with customers. Assuming that current market trends, including the continuing acceptance of the call center products, continuing growth in the marketplaces of Asia, Latin America, the Caribbean, and the status quo of the North American economy continues and that we are successful in enhancing our products, we expect to see continued revenue growth for fiscal year 2006.

CRITICAL ACCOUNTING POLICIES

Revenue recognition. Revenue consist of sales to end-users, including resellers, and to distributors. Revenue from sales to end-users are recognized upon shipment, when risk of loss has passed to the customer, collection of the receivable is reasonably assured, persuasive evidence of an arrangement exists, and the price is fixed and determinable. We provide for estimated sales returns and allowances and warranty costs related to such sales at the time of shipment. Net revenue consists of product revenue reduced by estimated sales returns and allowances. Sales to distributors are made under terms allowing certain rights of return and protection against subsequent price declines on our products held by our distributors. Upon termination, any unsold products may be returned by the distributor for a full refund. These agreements may be canceled without cause by either party following a specified notice period. As a result of the above provisions, we defer recognition of distributor revenue until such distributors resell our products to their customers. The amounts deferred as a result of this policy are reflected as “deferred revenue” in the accompanying consolidated balance sheets. The related cost of revenue is also deferred and reported in the consolidated balance sheets as inventory. Our total deferred revenue was $764,000 and $736,000 as of March 31, 2006 and March 31, 2005, respectively.

Software components are generally not sold separately from our hardware components. Software revenue consists of license revenue that are recognized upon the delivery of application products. We provide limited post-contract customer support (“PCS”), consisting primarily of technical support and “bug” fixes. In accordance with SOP 97-2, revenue earned on software arrangements involving multiple elements is allocated to each element based upon the relative fair values of the elements. Although we provide PCS, the revenue allocated to this element is recognized together with the initial licensing fee on delivery of the software because: (1) the PCS fee is included with the initial licensing fee; (2) the PCS included with the initial license fee is for one year or less; (3) the estimated cost of providing PCS during the arrangement is insignificant; and (4) unspecified upgrades/enhancements offered for minimal or no cost during PCS arrangements historically have been and are expected to continue to be minimal and infrequent. All estimated costs of providing the services, including upgrades and enhancements are accrued for at the time of delivery.

Allowance for Doubtful Accounts. The allowance for doubtful accounts is based on our assessment of the collectibility of specific customer accounts and the aging of the accounts receivable. If there were a deterioration of a major customer’s creditworthiness, or actual defaults were higher than our historical experience, we could be required to increase our allowance and our earnings could be adversely affected. Our allowance for doubtful accounts was $36,000 and $29,000 as of March 31, 2006 and 2005, respectively.

Inventory. Inventory is stated at the lower of cost (first-in, first-out method) or market. Our inventory balance was $1.6 million as of March 31, 2006. We regularly review value of inventory in detail, with consideration given to future customer demand for our products, obsolescence from rapidly changing technology, and other factors. If actual market conditions are less favorable than those projected by management, and our estimates prove to be inaccurate, we could be required to increase our inventory provision and our gross margins could be adversely affected. As of December 2001, we had established a reserve to write off $3.5 million of excess inventory which management believed would not be sold.  During 2002 through 2005, we reversed a portion of the reserve related to inventory which was sold.  The amounts of such reversals were $167,000, $293,000 and $401,000 in fiscal years ending 2005, 2004 and 2003, respectively. Our inventory allowance was $2.3 million as of March 31, 2006 compared to $2.5 million as of March 31, 2005.

Warranty. We accrue for warranty costs based on estimated product return rates and the expected material and labor costs to provide warranty services. If actual return rates and repair and replacement costs differ significantly from our estimates, our gross margin could be adversely affected. The liability for product warranties was $276,000 and $386,000 as of March 31, 2006 and March 31, 2005, respectively.

Results of Operations

The following table sets forth consolidated statements of operations data for the periods indicated as a percentage of net revenue.

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
Consolidated Statements of Operations Data:
Net revenue:
Hardware	91.7%	84.0%	92.4%	83.6%
Software	8.3	16.0	7.6	16.4
Total net revenue	100.0	100.0	100.0	100.0
Cost of revenue:
Hardware	45.7	43.8	45.6	40.2
Software	0.6	1.2	0.5	1.2
Total cost of revenue	46.3	45.0	46.1	41.4

Gross profit	53.7	55.0	53.9	58.6

Operating expenses:
Research and development	21.4	33.3	22.4	24.8
Sales and marketing	24.0	35.3	24.4	28.1
General and administrative	12.7	18.9	12.6	14.2

Total operating expenses	58.1	87.5	59.4	67.1

Income (loss) from operations	(4.4)	(32.5)	(5.5)	(8.5)
Equity in net loss of investee	(0.3)	—	(0.3)	—
Interest and other income, net	2.0	1.9	2.0	1.3
Net income (loss) before taxes	(2.7)	(30.6)	(3.8)	(7.2)
Provision for income taxes	0.2	—	0.1	0.1

Net income (loss)	(2.9)%	(30.6)%	(3.9)%	(7.3)%

Revenue, net. Revenue consist of sales to end users (including resellers) and distributors.

International is comprised of revenue primarily from China, the United Kingdom and Norway. All significant long-lived assets are located in the United States for all periods presented.

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
Americas	93%	92%	92%	88%
International	7%	8%	8%	12%
	100%	100%	100%	100%

Net revenue by customers that individually accounted for more than 10% of our revenue for the three and six months ended March 31, 2006 and 2005, respectively, were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
AltiSys	15%	23%	16%	15%
Synnex	52%	58%	55%	52%
Graybar	17%	8%	15%	9%

Revenue generated in the Americas accounted for $3.9 million or 93% and $7.9 million or 92%, for the three and six months ended March 31, 2006, respectively, as compared to $2.6 million, or 92%, and $6.2 million, or 88%, for the three and six months ended March 31, 2005, respectively. Net revenue increased 49% to $4.2 million for the three months ended March 31, 2006 as compared to $2.8 million for the three months ended March 31, 2005. This increase was largely attributable to increased sales of telephone systems of 44% in the Americas. Net revenue increased 21% to $8.6 million for the six months ended March 31, 2006 from $7.1 million for the six months ended March 31, 2005 primarily due to higher sales of telephone systems of 44% in the Americas which was offset in part from a price reduction on our smaller telephone system bundle in the second quarter of fiscal 2005 and lower international revenue as compared with the same period last year.

For the three and six months ended March 31, 2006, we incurred a net loss of $120,000 and $338,000, respectively. However, for such periods, we recognized $176,000 and $436,000, respectively, of non-cash stock based-compensation expense and as a result of the adoption of SFAS No. 123(R). We generated a modest net profit in each period when the SFAS No. 123(R) expense is excluded.

Cost of revenue. Cost of revenue for the three months ended March 31, 2006 increased $675,000 or 54% to $1.9 million from approximately $1.3 million for the three months ended March 31, 2005 primarily due to an increase in volume of sales of our products over the prior year quarter and an increase in operating cost for the period. Cost of revenue as a percentage of net revenue increased from 45% and 41% for the three and six months ended March 31, 2005, respectively, as compared to 46% for both the three and six months ended March 31, 2006. This increase in the six month comparison was caused primarily by a lower profit margin as a result of a price reduction on our smaller telephone system bundles. No provision for excess or obsolete inventory was necessary in the three and six months ended March 31, 2006.

  Research and development expenses. Research and development expenses consist principally of salaries and related personnel expenses, consultant fees and prototype expenses related to the design, development and testing of our products and enhancement of our converged telephone system software. Research and development expenses decreased to $895,000 for the three months ended March 31, 2006 from $935,000 for the same period in fiscal 2005. This decrease was primarily the result of lower legal expenses of $34,000, headcount-related costs of $55,000 resulting from decrease in salary and other related payroll expenses, offset in part by an increase of $59,000 due to non-cash stock-based compensation required by SFAS No.123(R) in the current period. Research and development expenses as a percentage of revenue decreased to 21% for the three months ended March 31, 2006 from 33% for the same period in fiscal 2005. Research and development expenses increased to $1.9 million for the six months ended March 31, 2006 from $1.8 million for the same period in fiscal 2005. This increase was primarily the result of an increase of $159,000 of non-cash stock-based compensation expense required by SFAS No. 123(R). Research and development expenses as a percentage of revenue decreased slightly from 24% for the six months ended March 31, 2005 to 22% for the six months ended March 31, 2006. We believe that research and development expenses will increase in the future periods over the long term due to development of new products and continued efforts in the improvement of the current products. In the short term, we expect research and development expenses to remain consistent as management continues to monitor expenses and plans to keep them in line with expected revenue opportunities.

Sales and marketing expenses. Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in marketing, sales and customer support functions, as well as trade shows, advertising, and promotional expenses. Sales and marketing expenses increased to $999,000 for the three months ended March 31, 2006 from approximately $988,000 for the same period in fiscal 2005. This increase was due to a $49,000 increase of non-cash stock-based compensation expense required by SFAS No. 123(R), offset in part by lower head count related expenses in the marketing organization. Sales and marketing expenses as a percentage of revenue decreased to 24% for the three months ended March 31, 2006 from 35% for the same period in fiscal 2005. For the six months ended March 31, 2006, sales and marketing expenses increased to $2.1 million from approximately $2.0 million for the same period in fiscal 2005. This was primarily attributable to $111,000 increase of non-cash stock-based compensation expense required by SFAS No. 123(R). Sales and marketing expenses as a percentage of revenue decreased to 24% for the six months ended March 31, 2006 from 28% for the same period in fiscal 2005. We anticipate sales and marketing expenses to remain consistent; however, some expenses vary with revenue, such as commissions. If we are successful in enhancing our products, we expect to see continued revenue growth for fiscal year 2006 and, consequently, expect an increase in sales and marketing expenses.

General and administrative expenses. General and administrative expenses consist of salaries and related expenses for (i) executive, finance, human resources and administrative personnel, (ii) facilities, (iii) allowance for doubtful accounts, (iv) legal, and (v) other general corporate expenses. General and administrative expenses decreased to $527,000 for the three months ended March 31, 2006 from $529,000 in the same period in the prior year. The decrease is primarily the result of a lower insurance expense of $52,000, and a decrease in other general expenses, offset by an increase of $60,000 for non-cash stock-based compensation expense required by SFAS No. 123(R). General and administrative expenses for the six months ended March 31, 2006 increased to $1.1 million from $1.0 million as compared with the same period in the prior year fiscal. This was mainly the result of a $146,000 non-cash stock-based compensation expense required by SFAS No. 123(R). General and administrative expenses as a percentage of revenue decreased to 13% for the three months ended March 31, 2006 from 19% for the same period in fiscal 2005. For the six months ended March 31, 2006, general and administrative expenses as a percentage of revenue decreased to 13% as compared to 19% during the same period in the prior year. We expect general and administrative expenses to remain consistent as we continue to focus on controlling costs.

Equity in net loss of investee. In July 2004, we purchased common stock of a private Korean telecommunications company for $79,000. As a result of this investment, we acquired approximately 23% of the voting power of the company and have the right to nominate and have elected one of the three members of the company's current board of directors.  We are accounting for this investment using the equity method. The total equity in net losses of the Korea investee was approximately $105,000 of which 23%, or $24,000, is recognized in the six months ended March 31, 2006.

Interest and other income, net. Net interest and other income increased to $85,000 and $168,000 for the three and six months ended March 31, 2006, respectively, from $53,000 and $94,000 for the same periods in fiscal 2005. The increase in net interest and other income for the three and six months ended March 31, 2006 was primarily a result of higher interest rates on investments. We expect net interest and other income to remain relatively flat as we have limited cash reserves to invest.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through the sale of equity securities. As of March 31, 2006, we had cash and short-term investments totaling $9.3 million consisting of cash and cash equivalents of $4.9 million and $4.4 million of short-term investment with a maturity of greater than 90 days.

	Six Months Ended March 31, (in thousands)

	2006	2005
Cash and cash equivalents	$4,867	$3,117
Short-term investments	4,388	6,565
Total cash, cash equivalents and short-term investments	$9,255	$9,682

Cash used in operating activities	$(157)	$(463)
Cash provided by investing activities	$843	$418
Cash provided by financing activities	$218	$264
Net increase in cash and cash equivalents	$904	$219

Changes in Cash Flows

During the six months ended March 31, 2006, net cash used in operating activities of was $157,000, which was approximately $306,000 lower than the cash used in operating activities during the same period in fiscal 2005. This was primarily due to a lower net loss of $338,000, an increase in accounts payable and non-cash stock-based compensation expense of $436,000. The stock-based compensation expense is the result of our adoption of SFAS No. 123(R) starting on October 1, 2005. The lower loss was partially offset by an increase in inventory of $649,000 as well as an increase in accounts receivable of $201,000. Factors that helped to reduce the net cash used in operations were an increase of $257,000 in deferred revenue and depreciation and amortization of approximately $100,000.

For the six months ended March 31, 2006, net cash provided by investing activities was $843,000, which was primarily attributable to proceeds from maturities of short-term investments.

Net accounts receivable increased to $2.2 million at March 31, 2006 from $2.0 million at September 30, 2005. The increase in net accounts receivable was primarily due to higher deferred revenue and increases in days sales outstanding (DSO) at 47 days as of March 31, 2006 from 41 days as of September 30, 2005.

We ended the second quarter of fiscal 2006 with a cash conversion cycle of 76 days as compared to 87 days for the second quarter of fiscal 2005. The cash conversion cycle is the duration between purchase of inventories and services and the collection of the cash from the sale of our products and services and is a metric on which we have focused as we continue to try to efficiently manage our assets. The cash conversion cycle results from the calculation of DSO added to days of supply in inventories (DOS), reduced by days of payable outstanding (DPO).

Inventories increased to $1.6 million at March 31, 2006 from $965,000 at September 30, 2005 and our inventory turn rate decreased to 4.8 times at March 31, 2006 from 6.8 times at September 30, 2005. Our annualized inventory turn rate represents the number of times inventory is replenished during the year. The increase in inventory is the result of higher finished goods and work in process. Inventory management will continue to be an area of focus as we balance the need to maintain strategic inventory levels to help ensure competitive lead times with the risk of inventory obsolescence due to rapidly changing technology and customer requirements.

Accounts payable increased to $972,000 at March 31, 2006 from $653,000 at September 30, 2005. This increase was primarily attributable to an increase in product purchased in fiscal 2006. Accrued payroll-related liabilities increased to $331,000 at March 31, 2006 from $317,000 at September 30, 2005, primarily as a result of an increase of $8,000 in accrued commission and an increase of $6,000 in accrued vacation.

During the six months ended March 31, 2006, our net cash provided by financing activities was primarily attributable to the $218,000 of proceeds from the exercise of employee stock options and stock purchases through our employee stock purchase plan.

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

We do not have any material commitments for capital expenditures as of March 31, 2006. We have commitments under our noncancellable operating lease in the amount of $1.3 million as of March 31, 2006. The following table represents our future commitments as of March 31, 2006 (in thousands):

	Payment Due by Period
Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Operating leases obligation	$1,082	$258	$732	$92	$—
Capital leases obligation	203	26	100	77	—
Total	$1,285	$284	$832	$169	$—

We believe we have sufficient cash reserves to allow us to continue operations for at least the next twelve months.

Recent Accounting Pronouncements

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

We have had a history of operating losses since our inception, and as of March 31, 2006, we had an accumulated deficit of $51.5 million. We may incur operating losses in the future, and these losses could be substantial and impact our ability to maintain profitability. We do not expect to increase expenditures for product development, general and administrative expenses, and sales and marketing expenses; however, if we cannot maintain current revenue or revenue growth, we will not achieve or sustain profitability or positive operating cash flows. Even if we achieve profitability and positive operating cash flows, we may not be able to sustain or increase profitability or positive operating cash flows on a quarterly or annual basis.

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

In December 2004, the FASB issued SFAS No. 123(R), Stock-Based Compensation, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 - Stock-Based Compensation, which provides interpretive guidance related to SFAS No. 123(R). SFAS No. 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No. 25. SFAS No. 123(R). We have adopted this standard starting October 1, 2005. This standard will have material impact on our results of operations.

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

Sales through our three key distributors, Altisys, Graybar and Synnex, accounted for 84% and 86% for the three and six months end months ended March 31, 2006, respectively. Our business and operating results will suffer if any one of these distributors does not continue distributing our products, fails to distribute the volume of our products that it currently distributes or fails to expand our customer base. We also need to establish and maintain relationships with additional distributors and original equipment manufacturers. We may not be able to establish, or successfully manage, relationships with additional distribution partners. In addition, our agreements with distributors typically provide for termination by either party upon written notice to the other party. For example, our agreement with Synnex provides for termination, with or without cause, by either party upon 30 days’ written notice to the other party, or upon insolvency or bankruptcy. Generally, these agreements are non-exclusive and distributors sell products that compete with ours. If we fail to establish or maintain relationships with distributors and original equipment manufacturers, our ability to increase or maintain our sales and our customer base will be substantially harmed.

We rely on sole-sourced components and third party technology and products; if these components are not available, our business may suffer.

We purchase technology from third parties that are incorporated into many of our products, including virtually all of our hardware products. We order sole-sourced components using purchase orders and do not have supply contracts for them. One sole-sourced component, a Texas Instruments Digital Processing (TI DSP) chip, is particularly important to our business because it is included in virtually all of our hardware products. If we were unable to purchase an adequate supply of these sole-sourced components on a timely basis, we would be required to develop alternative products, which could entail qualifying an alternative source or redesigning our products based on different components. Our inability to obtain these sole-sourced components, especially the Texas Instruments Digital Processing (TI DSP) chip, could significantly delay shipment of our products, which could have a negative effect on our business, financial condition and results of operations

Compliance with changing regulations of corporate governance and public disclosure may result in additional expenses.

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

We perform final assembly, software installation and testing of our products at our facility in Fremont, California. Our facility is located on or near known earthquake fault zones and may be subject to rolling electrical blackouts and is vulnerable to damage or interruption from fire, floods, earthquakes, power loss, telecommunications failures and similar events. If such a disaster or interruption occurs, our ability to perform final assembly, software installation and testing of our products at our facility would be seriously, if not completely, impaired. If we were unable to obtain an alternative place or way to perform these functions, our business, financial condition and results of operations would suffer. The insurance we maintain may not be adequate to cover our losses against fires, floods, earthquakes and general business interruptions. We engage third-party assemblers to insert the hardware components into the printed circuit board. We selected our manufacturing partners with the goals of ensuring a reliable supply of high-quality finished products and lowering per unit product costs as a result of manufacturing economies of scale.

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

For the three and six months ended March 31, 2006, approximately 7% and 8%, respectively and of our net revenue came from customers outside of the Americas. We intend to expand our international sales and marketing efforts. Our efforts are subject to a variety of risks associated with conducting business internationally, any of which could seriously harm our business, financial condition and results of operations. These risks include:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

On February 9, 2006, we held our annual meeting of stockholders to seek their approval as to the following matters:

•	The re-election of Kenneth Tai and Tacheng Chester Wang as Class I directors.

As to the re-election:

•	Mr. Tai received 12,427,425 votes for re-election and 91,860 shares withheld.

•	Mr. Wang received 12,421,575 votes for re-election and 97,710 shares withheld.

The ratification of the appointment of Deloitte & Touche LLP as our independent registered public accounting firm for the fiscal year ending September 30, 2006.

As to the ratification of the appointment of Deloitte & Touche LLP:

12,470,552 shares voted for the appointment, 23,614 shares voted against the appointment and 25,119 shares abstained from voting.

In addition, the terms of the following directors continued after the date of the meeting: Richard B. Black, Gilbert Hu and Mike Mon Yen Tsai.

There were 14,902,501 shares issued, outstanding and eligible to vote at the meeting.

Item 5. Other Information.

None

Item 6. Exhibits.

Please refer to the Exhibit Index of this report on Form 10-Q.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTIGEN COMMUNICATIONS, INC.

Date: May 15, 2006	By:	/s/ Philip M. McDermott
Philip M. McDermott,
Chief Financial Officer (Principal Financial and Accounting Officer)

 EXHIBIT INDEX

Exhibit Number	Description

3.1 (1)	Amended and Restated Certificate of Incorporation.

3.2 (2)	Second Amended and Restated Bylaws.

31.1	Certification of Principal Executive Officer, filed herewith.

31.2	Certification of Principal Financial Officer, filed herewith.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

(1)	Incorporated by reference to exhibit filed with the Registrant’s Registration Statement on Form S-1 (No. 333-80037) declared effective on October 4, 1999.
(2)	Incorporated by reference to exhibit filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.