Form 10-Q
period 2006-06-30
ALTIGEN COMMUNICATIONS INC
filed 2006-08-14
CIK 1003607

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of our common stock outstanding as of August 11, 2006 was: 15,071,311 shares.

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements

ALTIGEN COMMUNICATIONS, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30, 2006	September 30, 2005

ASSETS
Current assets:
Cash and cash equivalents	$7,553	$3,963
Short-term investments	1,924	5,459
Accounts receivable, net of allowances of $47 and $40 at June 30, 2006 and September 30, 2005, respectively	2,299	1,957
Inventories	1,604	965
Prepaid expenses and other current assets	184	148
Total current assets	13,564	12,492
Property and equipment:
Furniture and equipment	1,759	1,405
Computer software	920	920
	2,679	2,325
Less: Accumulated depreciation and amortization	(1,959)	(1,803)
Net property and equipment	720	522
Other non-current assets:
Long-term investments	214	247
Long-term deposit	74	74
Total other non-current assets	288	321
Total assets	$14,572	$13,335

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,049	$653
Accrued liabilities:
Payroll and related benefits	315	317
Warranty (Note 2)	296	264
Marketing	65	58
Accrued expense	180	272
Other	407	288
Deferred revenue	561	507
Total current liabilities	2,873	2,359

Long-term deferred rent and other	199	258

Stockholders’ equity:
Convertible preferred stock, $0.001 par value; Authorized - 5,000,000 shares; Outstanding - none at June 30, 2006 and September 30, 2005	—	—
Common stock, $0.001 par value; Authorized - 50,000,000 shares; Outstanding - 16,087,000 shares at June 30, 2006 and 15,782,071 shares at September 30, 2005	16	16
Treasury stock at cost - 1,063,895 shares at June 30, 2006 and September 30, 2005	(1,014)	(1,014)
Additional paid-in capital	63,790	62,863
Accumulated other comprehensive income (loss)	1	(1)
Accumulated deficit	(51,293)	(51,146)
Total stockholders’ equity	11,500	10,718
Total liabilities and stockholders’ equity	$14,572	$13,335

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALTIGEN COMMUNICATIONS, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (in thousands, except per share amounts)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005

Net revenue:
Hardware	$4,426	$3,655	$12,349	$9,573
Software	380	462	1,034	1,620
Total net revenue	4,806	4,117	13,383	11,193
Cost of revenue:
Hardware	2,066	1,862	5,972	4,704
Software	29	34	76	119
Total cost of revenue	2,095	1,896	6,048	4,823

Gross profit	2,711	2,221	7,335	6,370

Operating expenses:
Research and development	932	862	2,853	2,619
Sales and marketing	1,160	1,034	3,250	3,023
General and administrative	516	490	1,601	1,495

Total operating expenses	2,608	2,386	7,704	7,137

Income (loss) from operations	103	(165)	(369)	(767)
Equity in net loss of investee	(8)	—	(32)	—
Interest and other income, net	100	69	268	165

Net income (loss) before tax	195	(96)	(133)	(602)
Income taxes	5	—	14	11
Net income (loss)	$190	$(96)	$(147)	$(613)

Basic and diluted net income (loss) per share	$0.01	$(0.01)	$(0.01)	$(0.04)

Weighted average shares used in computing basic net income (loss) per share	15,000	14,677	14,926	14,570
Weighted average shares used in computing diluted net income (loss) per share	15,605	14,677	14,926	14,570

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ALTIGEN COMMUNICATIONS, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(147)	$(613)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	156	72
Stock based compensation	627	—
Equity in net loss of investee	33	—
Changes in operating assets and liabilities:
Accounts receivable	(342)	(665)
Inventories	(639)	7
Prepaid expenses and other current assets	(36)	(33)
Accounts payable	396	168
Accrued liabilities	64	(57)
Deferred revenue	54	114
Long-term deferred rent and other	(59)	(16)
Net cash provided by (used in) operating activities	107	(1,023)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(6,900)	(13,894)
Proceeds from sale of short-term investments	10,435	14,356
Changes in long-term investments	—	(192)
Purchases of property and equipment	(354)	(85)
Net cash provided by investing activities	3,181	185
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuances of common stock, net of issuance costs	302	350
Net cash provided by financing activities	302	350
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,590	(488)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,963	2,898
CASH AND CASH EQUIVALENTS, END OF PERIOD	$7,553	$2,410

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$(1)	—
Interest	$(13)	—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALTIGEN COMMUNICATIONS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

AltiGen Communications, Inc. (“we” or the “Company”) is a pioneer in Internet protocol telephony systems. We design, manufacture and market next generation, Internet protocol phone systems and contact centers that use both the Internet and the public telephone network to take advantage of the convergence of voice and data communications. Unlike traditional proprietary phone systems, our systems are designed with open architecture and are built on an industry standard platform. This adherence to industry standards allows our products to play an important role in the small-to-medium sized business market by delivering phone systems that can integrate with other technologies and provide integrated voice and data solutions. We believe this enables our customers, small-to medium-sized businesses, to implement communication systems that provide competitive return on investment versus alternative technology investments.

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

CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

We consider all highly liquid investments with an original maturity of three months or less from the date of purchase to be cash equivalents. Short-term investments are in highly liquid financial instruments with original maturities greater than three-months but less than one year and are classified as “available-for-sale” investments. Investments are reported at their fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity. As of June 30, 2006, our cash and cash equivalents consisted of commercial paper and cash deposited in checking and money market accounts.

Unrealized gains from short-term investments were $1,000 at June 30, 2006 and unrealized losses from short-term investments were $1,000 at September 30, 2005.

INVENTORIES

Inventories (which include costs associated with components assembled by third-party assembly manufacturers, as well as internal labor and allocable overhead) are stated at the lower of cost (which approximates actual cost on first-in, first-out method) or market. Provisions, when required, are made to reduce excess and obsolete inventories to their estimated net realizable values.

We regularly monitor inventory quantities on hand and record a provision for excess and obsolete inventories based primarily on our estimated forecast of product demand and production requirements for the next six months. We did not record any provision for excess and obsolete inventories for the nine months ended June 30, 2006 and 2005. The components of inventories include (in thousands):

	June 30, 2006	September 30, 2005

Raw materials	$396	$144
Work-in-progress	263	84
Finished goods	945	737
	$1,604	$965

LONG-TERM INVESTMENTS

As of June 30, 2006, we held an investment of common stock in a private Taiwanese telecommunication company valued at approximately $195,000 accounted for using the cost method. Our interest in the company is approximately 2%, which interest does not allow us to exercise significant influence.

In July 2004, we purchased common stock of a private Korean telecommunications company for $79,000. As a result of this investment, we acquired approximately 23% of the voting power of the company and have the right to nominate and have elected one of the three members of the company’s current board of directors.  We are accounting for this investment using the equity method and record our minority interest in our results of operations. As of June 30, 2006, our investment in the Korean company had a remaining book value of approximately $20,000.

We perform a periodic review of our investments for impairment. Our investments are considered impaired when a review of the corporate operations and other indicators of impairment indicate that the carrying value of the investment is not likely to be recoverable. Such indicators include, but are not limited to, limited capital resources, limited prospects of receiving additional financing, and limited prospects for liquidity of the related securities. As of June 30, 2006, we did not record any investment impairments.

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

STOCK-BASED COMPENSATION

Commencing October 1, 2005 we adopted the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 123(R), “Share Based Compensation” (“SFAS No. 123(R)”), which requires all share-based compensation, including grants of stock options, to be recognized in the income statement as an operating expense, based on their fair market values. For the nine months ended June 30, 2006, stock compensation was accounted under SFAS No. 123(R) while for the nine months ended June 30, 2005, stock-based compensation was accounted under Accounting Principles Board (APB), Opinion No. 25 APB (25).

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

The following table summarizes the total stock-based compensation expense for the three and nine months ended June 30, 2006 and is included in the Unaudited Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended June 30,	Nine Months Ended June 30,
	2006	2006
Cost of goods sold	$9	$29
Research and development	62	221
Selling, general and administrative	120	377
Pre-tax stock-based compensation expense	191	627
Income tax	—	—
Net stock-based compensation expense	$191	$627

The following table illustrates the effects on net income and earnings per share if the fair value based method had been applied to the prior periods as required under SFAS No. 123(R). The reported net income and earnings per share for the three and nine months ended June 30, 2005 have been presented below to reflect the impact had the Company been required to include the amortization of the Black-Scholes option value as an expense (in thousands, except for per share data):

	Three Months Ended June 30,	Nine Months Ended June 30,
	2005	2005
Net loss	$(96)	$(613)
Add: stock-based employee compensation expense included in reported net loss under APB No. 25	—	—
Deduct: Total stock-based compensation determined under fair value based method prior to adoption of SFAS No. 123R, net of related tax effects	(438)	(1,253)

Net loss - pro forma	$(534)	$(1,866)
Basic and diluted net loss per share:
As reported	$(0.01)	$(0.04)
Pro forma	$(0.04)	$(0.13)

The fair value of each option grant during the nine months ended June 30, 2006 and 2005 were estimated at the date of grant using the Black-Scholes option pricing model, and is not subject to revaluation as a result of subsequent stock price fluctuations. The following weighted-average assumptions are used:

	Employee Stock Option Plan for Three Months Ended June 30,		Employee Stock Option Plan for Nine Months Ended June 30,
	2006	2005	2006	2005
Expected Life (in years)	5	5	5	5
Risk-free interest rate	4.9%	3.7%	4.9%	3.7%
Volatility	95%	101%	95%	101%
Expected dividend	0.0%	0.0%	0.0%	0.0%

The fair value of each purchase rights granted under the Company’s Employee Stock Purchase Plan during the nine months ended June 30, 2006 and 2005 were estimated at the date of grant using the Black-Scholes option pricing model, and is not subject to revaluation as a result of subsequent stock price fluctuations. The following weighted-average assumptions are used:

	Employee Stock Purchase Plan for Three Months Ended June 30,		Employee Stock Purchase Plan for Nine Months Ended June 30,
	2006	2005	2006	2005
Expected Life (in years)	0.5	0.5	0.5	0.5
Risk-free interest rate	5.0%	3.2%	5.0%	3.2%
Volatility	96%	100%	96%	100%
Expected dividend	0.0%	0.0%	0.0%	0.0%

The following table summarizes the Company’s stock option plan as of June 30, 2006, and changes during the three months ended June 30, 2006:

	Number of Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term
Outstanding at April 1, 2006	3,624,690	$3.72
Granted	30,000	1.83
Exercised	(7,666)	0.71
Forfeitures and cancellations	(15,708)	4.63

Outstanding at June 30, 2006	3,631,316	$3.70	5.80

Vested and expected to vest at June 30, 2006	3,564,232	$3.72	0.16

Exercisable at June 30, 2006	2,958,265	$3.87	5.28

During the three months ended June 30, 2006, 2.9 million shares of options are exercisable with a weighted-average exercise price of $3.87. The weighted-average remaining contractual term for outstanding options at June 30, 2006 was 5.8 years.

As of June 30, 2006, approximately $640,000 represents the estimated unamortized expense remaining. This expense is to be recognized over a weighted average period of approximately 4 years.

Under the 1999 Employee Stock Purchase Plan, 875,038 shares of common stock are reserved for issuance at September 30, 2005 to eligible employees at a price of 85% of the lower of the fair market value of the common stock on the first day of the offering period or a specified exercise date (last trading day in April or October). During the nine months ended June 30, 2006, 60,485 shares were purchased by and distributed to employees at a price of $1.31 per share.

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

Basic and diluted income (loss) per share for the three and nine month periods ended June 30, 2006 and June 30, 2005 are computed as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	(in thousands, except per share data)
	2006	2005	2006	2005

Net income (loss)	$190	$(96)	$(147)	$(613)
Weighted average shares outstanding - basic income (loss) per share	15,000	14,677	14,926	14,570
Weighted average shares outstanding - diluted income (loss) per share	15,605	14,677	14,926	14,570
Basic and diluted income (loss) per share	$0.01	$(0.01)	$(0.01)	$(0.04)

COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) consists of net income (loss) and net unrealized gains (losses) on available-for-sale investment. Comprehensive loss for the three and nine months ended June 30, 2006 and 2005, respectively, were as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
Net income (loss)	$190	$(96)	$(147)	$(613)
Unrealized gain (loss )	1	—	(1)	—
	$189	$(96)	$(148)	$(613)

SEGMENT REPORTING

We are organized and operate as one operating segment. We operate primarily in one geographic area, the Americas, which is comprised of the United States, Canada, Mexico, Central America and the Caribbean.

Net revenue by geographic region based on customer location for the three and nine months ended June 30, 2006 and 2005, respectively, were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
Americas	88%	92%	90%	89%
International	12%	8%	10%	11%
	100%	100%	100%	100%

International is comprised of revenue primarily from China, the United Kingdom and Norway. All significant long-lived assets are located in the United States for all periods presented.

Net revenue by customers that individually accounted for more than 10% of our revenue for the three and nine months ended June 30, 2006 and 2005, respectively, were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
Synnex	58%	55%	56%	53%
Graybar	13%	15%	14%	11%
AltiSys	12%	17%	15%	16%

2. WARRANTY

The Company provides a one-year warranty for hardware products starting upon shipment to end users. We historically have experienced minimal warranty costs. Factors that affect our warranty liability include the number of installed units, historical experience and management’s judgment regarding anticipated rates of warranty claims and cost per claim. We assess the adequacy of our recorded warranty liability every quarter and make adjustments to the liability if necessary.

Changes in our warranty liability for the three and nine months ended June 30, 2006 and 2005, respectively, are as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
Beginning balance	$276	$386	$264	$424
Provisions for warranty liability	50	27	129	70
Warranty cost including labor, components and scrap	(30)	(40)	(97)	(121)

Ending balance	$296	$373	$296	$373

3. COMMITMENTS AND CONTINGENCIES

Commitments

We lease our facilities under several operating lease agreements expiring on various dates through February 2009. In December 2003, we leased approximately 32,000 square feet to serve as our headquarters for corporate administration, research and development, manufacturing, and sales and marketing in Fremont, California. The lease for our headquarters expires on February 21, 2009. Rent expense for all operating leases totaled approximately $140,000 and $399,000 for the three and nine months ended June 30, 2006, respectively as compared to $128,000 and $380,000 for the three and nine months ended June 30, 2005, respectively. The increase from $380,000 to $399,000 for the nine months ended June 30, 2005 and 2006, respectively, was related to the renewal of our building lease agreement for the Beijing office starting in the second quarter of fiscal 2006. In addition, we lease certain equipment under capital lease arrangements. Minimum future lease payments under all noncancellable capital and operating leases as of June 30, 2006 are as follows (in thousands):

	Capital	Operating
Fiscal Year Ending September 30,	Leases	Leases
Remainder of 2006	$13	$123
2007	52	446
2008	48	286
2009	44	92
2010	33	—

Total minimum lease payment	$190	$947

Amount representing interest	$30
Present value of minimum lease payment	160
Total minimum lease payment	$190

Current portion plus current portion of interest	$52
Long-term portion plus long-term portion of interest	138
Total capital lease commitments	$190

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

The forward-looking statements contained herein reflect our good faith judgment, based on the information available to us as of the date of this report. Actual results may differ materially from those anticipated in our forward looking statements due to certain risks, including risks described below, which risks may have a significant impact on our business or financial condition. You are cautioned that forward-looking statements are inherently uncertain. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. You should carefully review the cautionary statements contained in this Form 10-Q, including those found in “Certain Factors Affecting Business, Operating Results, and Financial Condition” in part II, Item 1A below.

OVERVIEW

We are a pioneer in Internet protocol telephony systems. We believe that we are a market leader in providing products and services to small and medium sized businesses. We design, manufacture and market next generation, Internet protocol phone systems and contact centers that use both the Internet and the public telephone network to take advantage of the convergence of voice and data communications. Unlike traditional proprietary phone systems, our systems are designed with open architecture and are built on an industry standard platform. This adherence to industry standards allows our products to play an important role in the small-to-medium sized business market by delivering phone systems that can easily function cooperatively with other technologies and provide integrated voice and data solutions. We believe this enables our customers to implement communication systems that provide competitive return on investment versus alternative technology investments. We generated net revenue of $4.8 million and $13.4 million for the three and nine months ended June 30, 2006, respectively, compared to net revenue of $4.1 million and $11.2 million for the three and nine months ended June 30, 2005, respectively. As of June 30, 2006, we had an accumulated deficit of $51.3 million. Net cash provided by operating activities was $107,000 for the nine month ended June 30, 2006.

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

CRITICAL ACCOUNTING POLICIES

Revenue recognition. Revenue consist of sales to end-users, including resellers, and to distributors. Revenue from sales to end-users is recognized upon shipment, when risk of loss has passed to the customer, collection of the receivable is reasonably assured, persuasive evidence of an arrangement exists, and the price is fixed and determinable. We provide for estimated sales returns and allowances and warranty costs related to such sales at the time of shipment. Net revenue consists of product revenue reduced by estimated sales returns and allowances. Sales to distributors are made under terms allowing certain rights of return and protection against subsequent price declines on our products held by our distributors. Upon termination, any unsold products may be returned by the distributor for a full refund. These agreements may be canceled without cause by either party following a specified notice period. As a result of the above provisions, we defer recognition of distributor revenue until such distributors resell our products to their customers. The amounts deferred as a result of this policy are reflected as “deferred revenue” in the accompanying consolidated balance sheets. The related cost of revenue is also deferred and reported in the consolidated balance sheets as inventory. Our total deferred revenue was $561,000 as of June 30, 2006.

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

Allowance for Doubtful Accounts. The allowance for doubtful accounts is based on our assessment of the collectibility of specific customer accounts and the aging of the accounts receivable. If there were a deterioration of a major customer’s creditworthiness, or actual defaults were higher than our historical experience, we could be required to increase our allowance and our earnings could be adversely affected. Our allowance for doubtful accounts was $47,000 and $26,000 as of June 30, 2006 and 2005, respectively.

Inventory. Inventory is stated at the lower of cost (first-in, first-out method) or market. Our inventory balance was $1.6 million as of June 30, 2006. We regularly review value of inventory in detail, with consideration given to future customer demand for our products, obsolescence from rapidly changing technology, and other factors. If actual market conditions are less favorable than those projected by management, and our estimates prove to be inaccurate, we could be required to increase our inventory provision and our gross margins could be adversely affected. As of December 2001, we had established a reserve to write-off $3.5 million of excess inventory which management believed would not be sold.  During 2002 through 2005, we reversed a portion of the reserve related to inventory which was sold.  The amounts of such reversals were $167,000, $293,000 and $401,000 in fiscal years ending 2005, 2004 and 2003, respectively. Our inventory allowance was $2.3 million as of June 30, 2006 compared to $2.5 million as of June 30, 2005.

Warranty. We accrue for warranty costs based on estimated product return rates and the expected material and labor costs to provide warranty services. If actual return rates and repair and replacement costs differ significantly from our estimates, our gross margin could be adversely affected. The liability for product warranties was $300,000 and $373,000 as of June 30, 2006 and June 30, 2005, respectively.

Results of Operations

The following table sets forth consolidated statements of operations data for the periods indicated as a percentage of net revenue.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
Consolidated Statements of Operations Data:
Net revenue:
Hardware	92.1%	88.8%	92.3%	85.5%
Software	7.9	11.2	7.7	14.5
Total net revenue	100.0	100.0	100.0	100.0
Cost of revenue:
Hardware	43.0	45.2	44.6	42.0
Software	0.6	0.9	0.6	1.1
Total cost of revenue	43.6	46.1	45.2	43.1

Gross profit	56.4	53.9	54.8	56.9

Operating expenses:
Research and development	19.4	20.9	21.3	23.4
Sales and marketing	24.1	25.1	24.3	27.0
General and administrative	10.7	11.9	12.0	13.4

Total operating expenses	54.2	57.9	57.6	63.8

Income (loss) from operations	2.2	(4.0)	(2.8)	(6.9)
Equity in net loss of investee	(0.2)	—	(0.2)	—
Interest and other income, net	2.1	1.7	2.0	1.5
Net income (loss) before taxes	4.1	(2.3)	(1.0)	(5.4)
Provision for income taxes	0.1	—	0.1	0.1

Net income (loss)	4.0%	(2.3)%	(1.1)%	(5.5)%

Revenue, net. Revenue consist of sales to end users (including resellers) and distributors.

International is comprised of revenue primarily from China, the United Kingdom and Norway. All significant long-lived assets are located in the United States for all periods presented.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
Americas	88%	92%	90%	89%
International	12%	8%	10%	11%
	100%	100%	100%	100%

Net revenue by customers that individually accounted for more than 10% of our revenue for the three and nine months ended June 30, 2006 and 2005, respectively, were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
Synnex	58%	55%	56%	53%
Graybar	13%	15%	14%	11%
AltiSys	12%	17%	15%	16%

For the three and nine months ended June 30, 2006, we incurred a net profit of $190,000 and a net loss of $147,000, respectively. For such periods, we recognized $191,000 and $627,000, respectively, of non-cash stock based-compensation due to the adoption of SFAS No. 123 (R).
Revenue generated in the Americas accounted for $4.2 million, or 88%, and $12.1 million, or 90%, for the three and nine months ended June 30, 2006, respectively, as compared to $3.8 million, or 92%, and $10.0 million, or 89%, for the three and nine months ended June 30, 2005, respectively. Net revenue increased 17% to $4.8 million for the three months ended June 30, 2006 as compared to $4.1 million for the three months ended June 30, 2005. This increase was largely attributable to increased sales of telephone systems in the Americas. Net revenue increased 20% to $13.4 million for the nine months ended June 30, 2006 from $11.2 million for the nine months ended June 30, 2005 primarily due to higher sales of telephone systems in the Americas.

Cost of revenue.  Cost of revenue for the three months ended June 30, 2006 increased $200,000, or 11%, to $2.1 million from approximately $1.9 million for the three months ended June 30, 2005. This decrease was primarily due to an increase in volume of sales of our products over the prior year quarter and a favorable product mix in the period. Cost of revenue for the nine months ended June 30, 2006 increased $1.2 million, or 25%, to $6.0 million from approximately $4.8 million for the nine months ended June 30, 2005. Cost of revenue as a percentage of net revenue decreased from 46% and increased from 43% for the three and nine months ended June 30, 2005, respectively, as compared to 44% and 45% for both the three and nine months ended June 30, 2006. The increase in the nine month comparison was caused primarily by a lower profit margin as a result of a price reduction on our smaller telephone system bundles in the second quarter of fiscal 2005. No additional provision for excess or obsolete inventory was necessary in the three and nine months ended June 30, 2006.

Research and development expenses. Research and development expenses consist principally of salaries and related personnel expenses, consultant fees and prototype expenses related to the design, development and testing of our products and enhancement of our converged telephone system software. Research and development expenses increased to $932,000 for the three months ended June 30, 2006 from $862,000 for the same period in fiscal 2005. This increase was primarily attributable to a $62,000 increase of non-cash stock-based compensation recorded due to the adoption of SFAS No.123(R). Research and development expenses as a percentage of revenue decreased to 19% for the three months ended June 30, 2006 from 21% for the same period in fiscal 2005. Research and development expenses increased to $2.9 million for the nine months ended June 30, 2006 from $2.6 million for the same period in fiscal 2005. This increase was primarily the result of an increase of $221,000 of non-cash stock-based compensation expense required by SFAS No. 123(R). Research and development expenses as a percentage of revenue decreased slightly from 23% for the nine months ended June 30, 2005 to 21% for the nine months ended June 30, 2006. We believe that research and development expenses will increase in the future periods over the long term due to development of new products and continued efforts in the improvement of the current products. In the short term, we expect research and development expenses to remain consistent as management continues to monitor expenses and plans to keep them in line with expected revenue opportunities.

Sales and marketing expenses. Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in marketing, sales and customer support functions, as well as trade shows, advertising, and promotional expenses. Sales and marketing expenses increased to $1.2 million for the three months ended June 30, 2006 from approximately $1.0 million for the same period in fiscal 2005. This increase was due to a $56,000 increase of non-cash stock-based compensation recorded due to the adoption of SFAS No. 123(R), as well as an increase in advertising of approximately $67,000. Sales and marketing expenses as a percentage of revenue decreased to 24% for the three months ended June 30, 2006 from 25% for the same period in fiscal 2005. For the nine months ended June 30, 2006, sales and marketing expenses increased to $3.3 million from approximately $3.0 million for the same period in fiscal 2005. This was primarily attributable to a $166,000 increase of non-cash stock-based compensation expense required by SFAS No. 123(R), as well as an increase in advertising of approximately $66,000. Sales and marketing expenses as a percentage of revenue decreased to 24% for the nine months ended June 30, 2006 from 27% for the same period in fiscal 2005. We anticipate sales and marketing expenses to remain consistent; however, some expenses vary with revenue, such as commissions. If we are successful in enhancing our products, we expect to see continued revenue growth for fiscal year 2006 and, consequently, expect an increase in sales and marketing expenses.

General and administrative expenses. General and administrative expenses consist of salaries and related expenses for (i) executive, finance, human resources and administrative personnel, (ii) facilities, (iii) allowance for doubtful accounts, (iv) legal, and (v) other general corporate expenses. General and administrative expenses increased to $516,000 for the three months ended June 30, 2006 from $490,000 in the same period in fiscal 2005. This increase was primarily the result of a $17,000 increase in other general expenses, $64,000 for non-cash stock-based compensation recorded due to the adoption of SFAS No. 123(R), offset by a reduction of $55,000 in lower insurance expense. General and administrative expenses for the nine months ended June 30, 2006 increased to $1.6 million from $1.5 million as compared with the same period in the prior fiscal year. This was mainly the result of a $211,000 non-cash stock-based compensation expense required by SFAS No. 123(R), approximately $21,000 of additional bad debt expense due to increased collection activities, and an increase in personnel costs of approximately $30,000. These increases are partially off set by a decrease in lower insurance expense of approximately $152,000. General and administrative expenses as a percentage of revenue decreased to 11% for the three months ended June 30, 2006 from 12% for the same period in fiscal 2005. For the nine months ended June 30, 2006, general and administrative expenses as a percentage of revenue decreased to 12% as compared to 13% during the same period in fiscal 2005. We expect general and administrative expenses to remain consistent as a percentage of revenue as we continue to focus on controlling costs.

Equity in net loss of investee. In July 2004, we purchased common stock of a private Korean telecommunications company for $79,000. As a result of this investment, we acquired approximately 23% of the voting power of the company and have the right to nominate and have elected one of the three members of the company's current board of directors.  We are accounting for this investment using the equity method. The total equity in net losses of the Korea investee was approximately $142,000 of which 23%, or $33,000, is recognized in the nine months ended June 30, 2006.

Interest and other income, net. Net interest and other income increased to $100,000 and $268,000 for the three and nine months ended June 30, 2006, respectively, from $69,000 and $165,000 for the same periods in fiscal 2005. The increase in net interest and other income for the three and nine months ended June 30, 2006 was primarily a result of higher interest rates on investments. We expect net interest and other income to remain relatively flat as we have limited cash reserves to invest.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through the sale of equity securities. As of June 30, 2006, we had cash and short-term investments totaling $9.5 million consisting of cash and cash equivalents of $7.6 million and $1.9 million of short-term investment with a maturity of greater than 90 days.

	Nine Months Ended June 30, (in thousands)

	2006	2005
Cash and cash equivalents	$7,553	$2,410
Short-term investments	1,924	6,674

Total cash, cash equivalents and short-term investments	$9,477	$9,084

Cash provided by (used in) operating activities	$107	$(1,023)
Cash provided by investing activities	$3,181	$185
Cash provided by financing activities	$302	$350
Net increase (decrease) in cash and cash equivalents	$3,590	$(488)

Changes in Cash Flows

During the nine months ended June 30, 2006, net cash provided by operating activities was $107,000 and net cash used in operating activities was $1.0 million during the same period in fiscal 2005. This was primarily due to a lower net loss of $147,000, an increase in accounts payables of $396,000, non-cash stock based compensation expense of $627,000 as well as depreciation and amortization of approximately $156,000. These factors were partially offset by an increase in accounts receivable of approximately $342,000 and an increase in net inventories of $639,000. The increase in non-cash based compensation expense is the result of our adoption of SFAS No. 123(R) starting on October 1, 2005. The net cash used in operating activities of $1.0 million for the nine months ended June 30, 2005 was primarily due to a net loss of $613,000, a $168,000 decrease in accounts payable, an increase of $665,000 in accounts receivable, and change in deferred revenue of $114,000, which were partially offset by change in inventory of $7,000.

For the nine months ended June 30, 2006, net cash provided by investing activities was $3.2 million, which was primarily attributable to proceeds from maturities of short-term investments exceeding purchases of short-term investments by $4.0 million. Net cash provided by investing activities for the nine months ended June 30, 2005 was approximately $185,000, which was primarily due to purchases of short-term investments exceeding maturities by $462,000.

Net accounts receivable increased to $2.3 million at June 30, 2006 from $2.0 million at September 30, 2005. The increase in net accounts receivable was primarily due to higher revenue and increases in days sales outstanding (DSO) at 43 days as of June 30, 2006 from 41 days as of September 30, 2005.

We ended the second quarter of fiscal 2006 with a cash conversion cycle of 67 days as compared to 60 days for the third quarter of fiscal 2005. The cash conversion cycle is the duration between purchase of inventories and services and the collection of the cash from the sale of our products and services and is a metric on which we have focused as we continue to try to efficiently manage our assets. The cash conversion cycle results from the calculation of DSO added to days of supply in inventories (DOS), reduced by days of payable outstanding (DPO).

Inventories increased to $1.6 million at June 30, 2006 from $965,000 at September 30, 2005 and our inventory turn rate decreased to 5.2 times at June 30, 2006 from 6.8 times at September 30, 2005. Our annualized inventory turn rate represents the number of times inventory is replenished during the year. The increase in inventory is the result of higher finished goods and work in process. Inventory management will continue to be an area of focus as we balance the need to maintain strategic inventory levels to help ensure competitive lead times with the risk of inventory obsolescence due to rapidly changing technology and customer requirements.

Accounts payable increased to $1.0 million at June 30, 2006 from $653,000 at September 30, 2005. This increase was primarily attributable to an increase in products purchased in fiscal 2006. Other accrued liabilities increased to $394,000 at June 30, 2006 from $288,000 at September 30, 2005, primarily as a result of an increase of $15,000 in accrued royalties and an increase of $82,000 in other payables.

During the nine months ended June 30, 2006, our net cash provided by financing activities was primarily attributable to the $302,000 of proceeds from the exercise of employee stock options and stock purchases through our employee stock purchase plan.

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

We do not have any material commitments for capital expenditures as of June 30, 2006. We have commitments under our noncancellable operating lease in the amount of $1.1 million as of June 30, 2006. The following table represents our future commitments as of June 30, 2006 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years

Operating leases obligation	$947	$123	$732	$92	$--
Capital leases obligation	190	13	100	77	--

Total	$1,137	$136	$832	$169	$--

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

We have had a history of operating losses since our inception, and as of June 30, 2006, we had an accumulated deficit of $51.3 million. We may incur operating losses in the future, and these losses could be substantial and impact our ability to maintain profitability. We do not expect to increase expenditures for product development, general and administrative expenses, and sales and marketing expenses; however, if we cannot maintain current revenue or revenue growth, we will not achieve or sustain profitability or positive operating cash flows. Even if we achieve profitability and positive operating cash flows, we may not be able to sustain or increase profitability or positive operating cash flows on a quarterly or annual basis.

Our operating results vary, making future operating results difficult to predict.

Our quarterly and annual operating results have varied significantly in the past and likely will vary significantly in the future. A number of factors, many of which are beyond our control, have caused and may cause our operating results to vary, including:

•	our ability to respond effectively to competitive pricing pressures;

•	our ability to establish or increase market acceptance of our technology, products and systems;

•	our success in expanding our network of distributors, dealers and companies that buy our products, configure them for particular applications or customers, and resell them as their own solution;

•	market acceptance of products and systems incorporating our technology and enhancements to our product applications on a timely basis;

•	our ability to respond effectively to competitive pressures;

•	our success in supporting our products and systems;

•	our sales cycle, which may vary substantially from customer to customer;

•	unfavorable changes in the prices and delivery of the components we purchase;

•	the size and timing of orders for our products, which may vary depending on the season, and the contractual terms of the orders;

•	the size and timing of our expenses, including operating expenses and expenses of developing new products and product enhancements;

•	deferrals of customer orders in anticipation of new products, services or product enhancements introduced by us or by our competitors; and

•	our ability to attain and maintain production volumes and quality levels for our products.

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

FASB’s adoption of SFAS No. 123(R) has caused, and changes to existing accounting pronouncements or taxation rules or practices may cause, adverse revenue fluctuations, affect our reported results of operations or how we conduct our business.

In December 2004, the FASB issued SFAS No. 123(R), Stock-Based Compensation, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 - Stock-Based Compensation, which provides interpretive guidance related to SFAS No. 123(R). SFAS No. 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No. 25. SFAS No. 123(R). This standard was adopted on October 1, 2005. This standard had had material impact on our reported results of operations.

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

Sales through our three key distributors, Altisys, Graybar and Synnex, accounted for 83% and 85% for the three and nine months end months ended June 30, 2006, respectively. Our business and operating results will suffer if any one of these distributors does not continue distributing our products, fails to distribute the volume of our products that it currently distributes or fails to expand our customer base. We also need to establish and maintain relationships with additional distributors and original equipment manufacturers. We may not be able to establish, or successfully manage, relationships with additional distribution partners. In addition, our agreements with distributors typically provide for termination by either party upon written notice to the other party. For example, our agreement with Synnex provides for termination, with or without cause, by either party upon 30 days’ written notice to the other party, or upon insolvency or bankruptcy. Generally, these agreements are non-exclusive and distributors sell products that compete with ours. If we fail to establish or maintain relationships with distributors and original equipment manufacturers, our ability to increase or maintain our sales and our customer base will be substantially harmed.

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

For the three and nine months ended June 30, 2006, approximately 12% and 10%, respectively, of our net revenue came from customers outside of the Americas. We intend to expand our international sales and marketing efforts. Our efforts are subject to a variety of risks associated with conducting business internationally, any of which could seriously harm our business, financial condition and results of operations. These risks include:

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

ALTIGEN COMMUNICATIONS, INC.

Date: August 14, 2006	By:	/s/ Philip M. McDermott
Philip M. McDermott,
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1 (1)	Amended and Restated Certificate of Incorporation.

3.2 (2)	Second Amended and Restated Bylaws.

31.1	Certification of Chief Executive Officer, filed herewith.

31.2	Certification of Chief Financial Officer, filed herewith.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
___________________________________________

(1)	Incorporated by reference to exhibit filed with the Registrant’s Registration Statement on Form S-1 (No. 333-80037) declared effective on October 4, 1999.
(2)	Incorporated by reference to exhibit filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.