Form 10-K
period 2006-09-30
ALTIGEN COMMUNICATIONS INC
filed 2006-12-29
CIK 1003607

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒                                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2006

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

The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $25,115,815 as of March 31, 2006, based on the closing price of our common stock as reported on The Nasdaq Global Market on such date. Shares of common stock held by each officer and director and by each person known to own 5% or more of our outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of March 31, 2006, there were 14,954,954 shares of our common stock issued and outstanding.

As of December 21, 2006, there were 15,149,669 shares of our common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of AltiGen Communications, Inc.’s definitive Proxy Statement for the 2006 Annual Meeting of Stockholders to be held on March 5, 2007 are incorporated by reference in Part III of this Form 10-K to the extent stated herein.

PART I

Item 1. Business

INTRODUCTION

AltiGen Communications, Inc. (NASDAQ: ATGN) is a pioneer and market leader in Voice over Internet Protocol (VoIP) telephone systems. We design and manufacture advanced phone systems and call center products that use both the Internet and the public telephone network.

AltiGen Communications, or AltiGen, was founded by current CEO and President Gilbert Hu in 1994, and the first products began shipping in 1996. Our telephony products are primarily sold to small-to-medium sized businesses, multi-site businesses, corporate branch offices, call centers, credit unions and community banks.

AltiGen’s products enable an array of applications like VoIP phones and servers, voicemail, call recording, call activity reporting, and mobility solutions that take advantage of the convergence of voice and data communications to achieve cost reduction. Our systems are designed with an open architecture and are built on an industry standard platform. This adherence to widely-used standards allows our products to integrate with and leverage a company’s existing technology investment.

AltiGen Communications products are available from independent authorized resellers and strategic partners. AltiGen’s family of telephony solutions has been recognized for excellence with more than 40 industry awards since 1996. Most recently, AltiGen’s IP710 VoIP phone was awarded a 2005 Product of the Year award from TMC’s Internet Telephony magazine.

We generated net revenue of $17.9 million with a net loss of $12,000 during fiscal year 2006. As of September 30, 2006, we had an accumulated deficit of $51.2 million. Net cash provided in operating activities was $570,000 for fiscal year 2006.

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

THE ALTIGEN PRODUCT OFFERING

AltiServ™ Office systems are complete business telephone systems that are installed on custom designed and manufactured industrial server platforms. The systems include a comprehensive bundle of AltiGen software applications to provide a high value, all-in-one solution. The systems include software and licensing necessary to support analog and Voice over Internet Protocol (VoIP) telephones, operator software, and desktop call control software for each extension on the system. By providing a bundled approach, we are able to maintain quality and reliability while providing for easy deployment of our products.

The AltiGen phone systems work with digital, analog and internet protocol trunks, and internet protocol and analog telephone extensions. The systems can be configured with digital, analog or voice over internet protocol, or a combination of the three. By allowing the customer to choose what best fits their current and future requirement, we provide a practical and cost effective solution to future growth.

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

For customers with more advanced requirements, we provide AltiContact Manager. The product is available as a software upgrade to an existing AltiServ™ Office system. This product is capable of skills-based routing, priority queuing, centralized call recording and advanced monitoring and reporting. This capability may be added on a per agent/supervisor basis as the customer grows. This allows a smaller business or branch office to enjoy the same capability as a large professional call center organization. If a customer has more than one location, call center calls can automatically be routed to other locations based on conditions the customer chooses.

As a follow up to the release of the IP710 IP Phone in 2005, we released the IP705 IP Phone in June of 2006. The IP705 is AltiGen’s entry level IP Phone with a subset of the IP710 features at a lower price point. It is also a standard based VoIP telephone that is feature rich while maintaining our tradition of intuitive, easy to use technology. The phone was designed and developed based on several years of input from our customers and partners.

We have continued to refine our innovative and cost effective product family. We provide a comprehensive, manageable and cost effective option for each of our customers.

Key features of our phone systems include:

•       Measurable Information to Ensure Best Business Practices.   We provide a complete view into individual and group performance. The amount, type and duration of calls can be tracked an analyzed. An individual can record a call for later review, or a company can centrally record all or a percentage of calls for quality control.

•       Reduced Administration Costs.   Our easy to use self administration software allows customers to manage their own telephone system. This reduces or eliminates ongoing operating cost of any business telephone system typically referred to as adds, moves and changes. Our AltiServ™ systems allow system administrators to perform many of these tasks on site or remotely without assistance from third parties.

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

•       Survivability Options.   Our systems allow practical and cost efficient options for disaster recovery planning.  Redundant system hard drives allow all voicemail and configuration information to be copied to a spare hard drive. The system allows nightly backup to another network drive. If weather or other problems prevent employees from reaching the office, ExtensionAnywhere™, One Number Access and VoIP telephones can be utilized to keep operations running. We provide multiple options based upon what best fits the customer environment.

•       Innovative Desktop Productivity Software.   Our systems provide desktop software applications to increase user productivity. Call control, changes in extension configuration and the ability to view and manage voicemail messages improve an employee’s ability to process calls. In addition, we provide software for group supervisors, agents, system administrators and operators. Applications are centrally upgraded from the phone system to allow for quick and efficient deployment.

•       Integration with Customer Relationship Management Software.   The AltiView and AltiAgent desktop interface provides automatic contact record retrieval and “screen pops” of contact records to a user’s desktop. Microsoft Outlook users can type in a name to automatically retrieve telephone numbers and click and dial from an integrated contact record directory. Certified integration to Microsoft customer relationship management software is provided as standard with the system. We provide built-in integration with other Microsoft software applications like Microsoft customer relationship management, Microsoft Outlook and Microsoft Exchange.

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
AltiServ™ Office

AltiServ™ Office systems are complete business telephone systems that are installed on custom designed and manufactured industrial server platforms. The systems include a comprehensive bundle of AltiGen software applications to provide a high value, all-in-one solution. The systems include software and licensing necessary to support analog and VoIP telephones, operator software, and desktop call control software for each extension on the system. By providing a bundled approach, we maintain quality and reliability while providing for easy deployment. The platforms are scaleable, and are packaged according to the size of the customer.

AltiContact Manager

AltiContact Manager is available as a software upgrade to an existing AltiServ™ Office system. This product is capable of skills-based routing, priority queuing, centralized call recording and advanced monitoring and reporting. This capability may be added on a per agent/supervisor basis as a company’s needs grow. This allows a smaller business or branch office to enjoy the same capability as a large professional call center organization. If a company has more than one location, call center calls can automatically be routed to other locations based on conditions the customer chooses.

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

IP710 Voice over IP Telephone

The IP710 is a fully featured IP telephone designed to empower the user. Bringing stylish form and functionality to the desktop, the IP710 makes sophisticated features simple and intuitive to use. Users have single button access to voicemail, activity/presence selection, voicemail greeting selections, call recording, call conferencing, call transferring, and even placing calls to employees in other countries. Our IP710 Telephone was recognized in Internet Telephony Magazine as Product of Year for 2005.

IP705 Voice over IP Telephone	The IP705 provides a subset of the flagship IP710 VoIP telephone’s features while offering the same level of voice quality at a reduced price.
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

AltiSupervisor

AltiSupervisor is a Windows-based desktop application for call center supervisors. The application allows a call center or workgroup supervisor to effectively manage a workgroup. AltiSupervisor provides four major real time module views for workgroup management: agent status, agent statistics, group statistics, and queue status with a quality of services capability. AltiSupervisor allows silent monitoring of agents with barge-in call participation and call recording functionality.

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

Triton Trunk Board

The Triton Trunk Board is an 8 or 12 port, microprocessor-controlled board that allows AltiServ™ systems to connect to analog central office telephone lines. This allows outbound and inbound calls to be carried over traditional analog central office telephone lines.

Triton Extension Board	The Triton Extension Board is a 12 port, microprocessor-controlled board that allows AltiServ™ systems to support 12 analog telephone extensions with each Triton Extension Board.

AltiGen Hardware and Firmware

We have developed a single base circuit board with high performance digital signal processing technology, which means that the circuit board has an integrated computer built on it that can run special, high-speed software programs, called firmware. Firmware can receive, send and modify digital information for communications with network services. Our Triton families of digital signal processing boards are designed to allow us to create different circuit boards to meet many communication requirements by simply adding a few hardware and/or software components to the basic board. For example, the Triton digital signal processing board can become a T1, E1 or Integrated Services Digital Network communication circuit board or a circuit board supporting VoIP with simple changes in on-board software and, in some cases, new circuits.

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

We believe that the layered architectural structure of our AltiServ™ products provides important benefits:

•       New features can be developed without changing hardware.

•       Development time is generally shorter.

•       New hardware and software features can be added to installed systems.

•       Changing one component in the system does not require other components to be changed.

Net Revenue by Products:

	Fiscal Year Ended September 30,
	2006	2005	2004
Hardware	92%	86%	84%
Software	8%	14%	16%
	100%	100%	100%

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

Sales

Our banking vertical market strategy, initiated in January 2005, continues to grow. In fiscal 2006, AltiGen systems were installed in 76 new bank and credit union locations throughout the United States. As of September 30, 2006, AltiGen systems have been installed in 231 bank and credit union offices. We believe our focus and expertise in this vertical market will allow us to show continued growth in 2007. In China, we continue to see increased government spending and expect revenue from the region to increase again in fiscal 2007.

Our business is organized into two operating segments, Americas and Asia. Our revenue is primarily generated from one geographic area, the Americas.

Net Revenue by Geographic Area:

	Fiscal Year Ended September 30,
	2006	2005	2004
Americas	90%	90%	90%
International	10%	10%	10%
	100%	100%	100%

We currently have sales and support staff in New York, Illinois, Nevada, Florida, Virginia, China and in our headquarters in Fremont, California. Our inside sales force answers incoming calls from end users and refers new leads to a qualified dealer near each end user’s location. The inside sales force also is responsible for account management of our smaller resellers. Our outside sales force, which is primarily based in the Americas, includes regional sales managers and technology solutions managers who work with our larger resellers and recruit new reseller partners. In fiscal 2006, we continued our expansion to a more scalable reseller community by signing on an increasing number of resellers that currently sell traditional and Internet protocol telephone systems manufactured by companies such as Avaya Communications (Avaya), 3Com Corporation (3Com), Nortel Networks Inc., (Nortel) and NEC Corporation (NEC).

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

Net Revenue by Customers:

	Fiscal Year Ended September 30,
	2006	2005	2004
AltiSys	15%	16%	14%
Ingram Micro*	—	2%	14%
Synnex	55%	53%	46%
Graybar	14%	11%	8%

*                    On July 20, 2005, we terminated our distribution agreement with Ingram Micro. The termination of our relationship with Ingram Micro did not have a material impact on our business.

We also have over 200 authorized resellers who sell our products directly to end-users. We review our resellers’ performance quarterly and discontinue distribution for those who do not meet our revenue or technical standards.

Customer Support

We believe that consistent, high-quality service and support are key factors in attracting and retaining customers. Our customer support groups, located in California, Texas, Colorado, and Shanghai, China coordinate service and technical support of our products and provide service twenty-four hours a day, seven days a week. Our support personnel assist our distributors and resellers in resolving installation and support issues that arise from their sales to end users and also provide limited support to end-users to supplement dealer support. Resellers and end-user customers also can access technical information and receive technical support through our web site.

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

We are currently developing enhancements to our products to provide greater functionality and increased capabilities that we expect will enable us to enhance our position in the Internet protocol phone system market space, enter new geographical markets, and allow us to continue to penetrate the call center market for small-to-medium sized businesses.

We currently conduct the majority of our product development in-house. We also use a small number of independent contractors to assist with certain product development and testing activities. We intend to continue working with our strategic partners to enhance our products. As of September 30, 2006, we employed 46 individuals in engineering, research and development and support.

During fiscal years 2006, 2005, and 2004, our research and development expense was approximately $3.7 million, $3.5 million, and $3.3 million, respectively.

COMPETITION

The markets for our products are intensely competitive, continually evolving and subject to changing technologies. We currently compete with companies providing traditional telephone systems and attempting to launch competitive Internet protocol enabled solutions, principally Avaya, NEC and Nortel. We also compete against companies providing only Internet protocol and Internet protocol-enabled telecommunications systems, such as 3Com, Shoretel, and Cisco Systems, Inc. Many of our competitors are substantially larger than us and have significantly greater name recognition, financial, sales and marketing, technical, customer support, manufacturing and other resources. These competitors also may have more established distribution channels and stronger relationships with local, long distance and Internet service providers. These competitors may be able to respond more rapidly to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion and sale of their products.

These competitors may enter our existing or future markets with products that may be less expensive, that may provide higher performance or additional features or that may be introduced more quickly than our products. In fiscal 2006, we believe that we continued to be both feature and price competitive. Additionally, we believe we provide a low ongoing cost of ownership. We believe that our principal competitive advantages include:

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

INTELLECTUAL PROPERTY

We generally rely upon patent, copyright, trademark and trade secret laws to protect and maintain our proprietary rights for our technology and products. As of September 30, 2006, we have been issued three registered trademarks, “AltiGen™,” “AltiServ™” and “Zoomerang™.” In addition, the AltiGen logo is a trademark of ours in the United States and other jurisdictions. All other trademarks and trade names used in this Form 10-K are the property of their respective owners.

We have filed several U.S. patent applications relating to various aspects of our client and server software, mixed-media communications and computer telephony. As of September 30, 2006, we have been issued fourteen U.S. patents and have one U.S. patent application pending. We expect to continue to file patent applications to protect our technology and products. We cannot be sure that our patent applications will result in the issuance of patents, or that any issued patents will provide commercially significant protection for our technology.

MANUFACTURING AND ASSEMBLY

Our manufacturing operations consist of two phases. In the first phase, we send out components of our products to a third party assembler. The third party assembler auto-inserts the components into the printed circuit boards instead of manually inserting the components and returns the assembled circuit board back to us. In the second phase, we insert the assembled circuit boards into the burn-in process for a minimum of two weeks and after that we perform the final test of the circuit boards. In fiscal year 2006, we engaged All Quality Services and Bestronics in San Jose as our third party assemblers. During fiscal 2006, four suppliers, Advantech Corporation, BCM Communications, Inc., Fanstel Corporation, and Avnet Electronics, provided us with approximately 91% of our hardware product components. We purchase fully-assembled chassis from Advantech Corporation, Analog phones from Fanstel Corporation and Internet protocol phones from BCM Communications, Inc. As of September 30, 2006, our in-house manufacturing operations occupied approximately 7,000 square feet of our corporate headquarters in Fremont, California.

We test our products after the assembly process using internally developed product assurance testing procedures, which include visual inspection, functional testing and final systems testing. Although we generally use standard components for our products and try to maintain alternative sources of supply, we purchase some key components from sole source suppliers for which alternative sources are not currently available. We incorporate the following sole-sourced components in our products:

•       Zarlink Corporation chips are included in all of our boards and are the means by which our boards communicate with each other to enable our products to function correctly.

•       Texas Instruments’ digital signal processor (“DSP”) chips are included in our Triton family of boards. The DSP chip is designed to perform the mathematics, data compression and other tasks required to manipulate voice communications that are routed through our products.

•       Xilinx, Inc provides chips for our Triton family of boards which allow our boards to work with digital communications lines.

•       Infineon Technologies provides chips for our Triton Analog product line which allow our board to work with analog communications lines.

•       PMC Sierra, Inc. provides chips for our Triton Digital product line which allow our board to work with digital communications lines.

•       Advantech Corporation provides the chassis for our AltiServ™ Office products based on our specifications.

•       BCM Communications, Inc. manufactures our Internet protocol phone loaded with customized firmware to work with our system.

•       Fanstel Corporation manufactures our analog phone loaded with customized firmware to work with our system.

Loss of any key component supplier would adversely impact our business.

EMPLOYEES

As of September 30, 2006, we had 88 full-time employees, including 46 in research and development and support, 24 in marketing and sales, 7 in operations, and 11 in finance and administration. Of these full-time employees, 49 were located in the United States and 39 in China. Our future success will depend, in part, on our ability to continue to attract, retain and motivate highly qualified technical, marketing, engineering and management personnel.

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

We have had a history of operating losses since our inception and, as of September 30, 2006, we had an accumulated deficit of $51.2 million. We may incur operating losses in the future, and these losses could be substantial and impact our ability to maintain profitability. We do not expect to increase expenditures for product development, general and administrative expenses, and sales and marketing expenses; however, if we cannot maintain current revenue or revenue growth, we will not achieve or sustain profitability or positive operating cash flows. Even if we achieve profitability and positive operating cash flows, we may not be able to sustain or increase profitability or positive operating cash flows on a quarterly or annual basis.

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

We expect our competitors to continue to improve the performance of their current products and introduce new products or new technologies. If our competitors successfully introduce new products or enhance their existing products, our sales or market acceptance of our products and services could be reduced, price competition could be increased or our products could become obsolete. To remain competitive, therefore, we must continue to invest significant resources in research and development, sales and marketing and customer support. We may not have sufficient resources to make these investments or to make the technological advances necessary to be competitive, which in turn will cause our business to suffer.

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

We rely on resellers to promote, sell, install and support our products, and their failure to do so or our inability to recruit or retain resellers may substantially reduce our sales and thus seriously harm our business.

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

FASB’s adoption of SFAS No. 123(R) has caused, and changes to existing accounting pronouncements or taxation rules or practices may cause, adverse fluctuation on operating income, affect our reported results of operations or how we conduct our business.

In December 2004, the FASB issued SFAS No. 123(R), Stock-Based Compensation, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. In March 2005, the SEC issued Staff Accounting Bulletin No. 107—Stock-Based Compensation, which provides interpretive guidance related to SFAS No. 123(R). SFAS No. 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No. 25. SFAS No. 123(R). This standard was adopted on October 1, 2005. This standard had material impact on our reported results of operations.

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

If, as of the end of our 2008 fiscal year, we are unable to assert that our internal control over financial reporting is effective, investors could lose confidence in our reported financial information, and the trading price of our stock price and our business could be adversely affected.

We are in the process of documenting, and plan to test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act. Commencing on September 30, 2008, the end of our 2008 fiscal year, the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal controls over financial reporting. During the course of our testing we may identify deficiencies which we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented, or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Effective internal controls are important to help produce reliable financial reports and to prevent financial fraud. If we are unable to assert that our internal control over financial reporting is effective as of the end of our 2008 fiscal year, we could lose investor confidence in the accuracy and completeness of our financial reports, investors could lose confidence in our reported financial information, and the trading price of our stock and our business could be adversely affected.

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

Sales through our three key distributors, Altisys, Graybar and Synnex, accounted for 84% of our net revenue in the fiscal year ended September 30, 2006. Our business and operating results will suffer if any one of these distributors does not continue distributing our products, fails to distribute the volume of our products that it currently distributes or fails to expand our customer base. We also need to establish and maintain relationships with additional distributors and original equipment manufacturers. We may not be able to establish, or successfully manage, relationships with additional distribution partners. In addition, our agreements with distributors typically provide for termination by either party upon written notice to the other party. For example, our agreement with Synnex provides for termination, with or without cause, by either party upon 30 days’ written notice to the other party, or upon insolvency or bankruptcy. Generally, these agreements are non-exclusive and distributors sell products that compete with ours. If we fail to establish or maintain relationships with distributors and original equipment manufacturers, our ability to increase or maintain our sales and our customer base will be substantially harmed.

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

We may begin outsource a substantial amount of our product assembly and test functions. This outsourcing strategy involves certain risks, including the potential lack of adequate capacity and reduced control over delivery schedules, manufacturing yield, quality and costs. In the event that any significant subcontractors were to become unable or unwilling to continue to manufacture or test our products in the required volumes, we would have to identify and qualify acceptable replacements. Finding replacements could take time and we cannot be sure that additional sources would be available to us on a timely basis. Any delay or increase in costs in the assembly and testing of products by third-party subcontractors could seriously harm our business, financial condition and results of operations.

Our expansion in international markets has been slow and steady. However, our plan is to accelerate this growth rate and will involve new risks that our previous domestic operations have not prepared us to address; our failure to address these risks could harm our business, financial condition and results of operations.

For fiscal year 2006, approximately 10% of our net revenue came from customers outside of the Americas. We intend to expand our international sales and marketing efforts. Our efforts are subject to a variety of risks associated with conducting business internationally, any of which could seriously harm our business, financial condition and results of operations. These risks include:

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

As of September 30, 2006, our headquarters for corporate administration, research and development, manufacturing and sales and marketing occupied 32,000 square feet of space in Fremont, California. The lease expires on February 21, 2009. Outside the United States, we lease approximately 9,400 square feet of a facility in Shanghai, China, where we conduct administration, research and development, sales and marketing, and another 1,600 square feet of a facility in Beijing, China to serve sales and marketing functions. We believe that our existing facilities are adequate for our needs through at least the end of year 2007.

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

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

From October 4, 1999, the date of our initial public offering, to June 11, 2002, our common stock was traded on the Nasdaq National Market under the symbol “ATGN”. Since June 12, 2002, our common stock has traded on the Nasdaq Capital Market under the symbol “ATGN.” The following table sets forth the range of high and low sales prices for our common stock for the periods indicated:

	Fiscal 2006		Fiscal 2005
	High	Low	High	Low
1st Quarter	$2.05	$1.45	$4.00	$2.40
2nd Quarter	$1.90	$1.53	$4.05	$2.51
3rd Quarter	$1.98	$1.35	$2.75	$1.59
4th Quarter	$1.57	$1.37	$2.10	$1.54

As of September 30, 2006, we had approximately 93 stockholders of record of our Common Stock. We have never declared or paid any cash dividends on our capital stock. We currently expect to retain future earnings, if any, to support operations and to finance the growth and development of our business. We do not expect to pay cash dividends in the foreseeable future.

We received aggregate net proceeds of approximately $33.3 million from the initial public offering of shares of our common stock in October 1999. As of September 30, 2006, proceeds from our initial public offering have been used for working capital and general corporate purposes, including research and development of new products, sales and marketing efforts, general and administrative expenses and international expansion. The remaining net proceeds have been invested in cash, cash equivalents and short-term investments.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))[1] (c)
Equity compensation plans approved by security holders	3,559,170	$3.76	2,821,795
Equity compensation plans not approved by security holders	—	—	—
Total	3,559,170	$3.76	2,821,795

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

	Fiscal Year Ended September 30,
	2006	2005	2004	2003	2002	2001
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue, net	$17,896	$15,441	$14,842	$11,824	$9,896	$9,632
Cost of revenue	8,082	6,592	5,607	4,978	4,571	7,346
Gross profit	9,814	8,849	9,235	6,846	5,325	2,286
Operating expenses:
Research and development	3,740	3,496	3,288	3,990	4,071	4,847
Sales and marketing	4,353	3,943	4,130	4,648	5,857	9,738
General and administrative	2,058	1,946	1,894	1,943	2,217	2,820
Amortization of deferred stock compensation	—	—	—	55	338	793
Total operating expenses	10,151	9,385	9,312	10,636	12,483	18,198
Loss from operations	(337)	(536)	(77)	(3,790)	(7,158)	(15,912)
Equity in net loss of investee	(36)	(12)	—	—	—	—
Write-down of long term investment	—	—	—	—	(203)	—
Interest and other income, net	380	237	105	241	284	1,222
Net income (loss) before tax	7	(311)	28	(3,549)	(7,077)	(14,690)
Income taxes	19	—	—	—	—	—
Net income (loss)	$(12)	$(311)	$28	$(3,549)	$(7,077)	$(14,690)
Basic and diluted net income (loss) per share	$(0.00)	$(0.02)	$0.00	$(0.26)	$(0.53)	$(1.07)
Weighted average shares used in computing basic net income (loss) per share	14,964	14,605	14,242	13,643	13,371	13,666
Weighted average shares used in computing diluted net income (loss) per share	14,964	14,605	15,725	13,643	13,371	13,666
Consolidated Balance Sheets Data:
Cash, cash equivalents and short-term investments	$9,922	$9,422	$10,034	$10,146	$12,148	$17,528
Working capital	11,027	10,133	10,314	9,850	12,488	19,234
Total assets	14,644	13,335	13,516	13,210	16,506	23,861
Accumulated deficit	(51,158)	(51,146)	(50,835)	(50,863)	(47,314)	(40,237)
Total stockholders’ equity	11,837	10,718	10,669	10,290	13,371	20,810

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

OVERVIEW

We are a market leader in Internet protocol telephony systems for small-to-medium sized businesses. We design, manufacture and market next generation, Internet protocol phone systems and contact centers that use both the Internet and the public telephone network to take advantage of the convergence of voice and data communications. Unlike traditional proprietary phone systems, our systems are designed with open architecture and are built on an industry standard platform. This adherence to industry standards allows our products to play an important role in the small-to-medium sized business market by delivering phone systems that can integrate with other technologies and provide integrated voice and data solutions. We believe this enables our customers to implement communication systems that have an increased return on investment versus past technology investments. We generated net revenue of $17.9 million, for a net loss of $12,000, during fiscal year 2006. As of September 30, 2006, we had an accumulated deficit of $51.2 million. Net cash provided by operating activities was $570,000 for fiscal year 2006.

We derive our revenue from sales of our AltiServ™ telephone systems. Product revenue consist of sales to end-users (including dealers) and to distributors. Revenue from product sales to end users and resellers are recognized upon shipment. We defer recognition of revenue for sales to distributors until they resell our products to their customers. Upon shipment, we also provide a reserve for the estimated cost that may be incurred for product warranty. Under our distribution contracts, a distributor has the right, in certain circumstances, to return products it determines are overstocked, so long as it provides an offsetting purchase order for products in an amount equal to or greater than the dollar value of the returned products. In addition, we provide distributors protection from subsequent price reductions.

Our cost of revenue consists of component and material costs, direct labor costs, provisions for excess and obsolete inventory, warranty costs and overhead related to the manufacturing of our products. Several factors that have affected and will continue to affect our revenue growth are the state of economy, the market acceptance of our products, our ability to add new resellers and our ability to design, develop, and release new products. We engage third-party assemblers, which in fiscal year 2006 were All Quality Services and Bestronics in San Jose, to insert the hardware components into the printed circuit board. We selected our manufacturing partners with the goals of ensuring a reliable supply of high-quality finished products and lowering per unit product costs as a result of manufacturing economies of scale. We cannot assure you that we will maintain the volumes required to realize these economies of scale or when or if such cost reductions will occur. The failure to obtain such cost reductions could materially adversely affect our gross margins and operating results.

As of September 30, 2006, we had net operating loss carryforwards for federal income tax purposes of approximately $40.7 million that expire at various dates through 2025, and federal research and development tax credits of approximately $520,000 that expire at various dates through 2025. We also had net operating loss carryforwards for state income tax purposes of approximately $13.8 million that expire at various dates through 2015, and state research and development tax credits of approximately $565,000 which do not have an expiration date and may be carried forward indefinitely. Under current tax law, net operating loss carry forwards available for use in any given year may be limited upon the occurrence of certain events, including changes of ownership interest. We have not recognized any future tax benefits of our cumulative net operating losses due to uncertainty as to future realization.

We continue to focus on creating and developing new product offerings and enhancements to our current products to provide greater functionality and increased capabilities, based on our market research, customer feedback and our competitors’ product offerings. In particular, we focus on (i) developing products that allow us to enhance our position in our target market segment and (ii) entering new geographical markets. Additionally, we intend to continue to focus on selling our products to small-to-medium sized businesses, multi-site businesses, corporate branch offices, call centers, credit unions and community banks. Also, we plan to continue to recruit additional resellers and distributors that focus on selling phone systems to our target customers. We believe that the adoption rate for this Internet telephony is much faster with small-to-medium sized businesses because they have no significant investment on their books for traditional phone systems. Also we believe that small-to-medium sized businesses are looking for call center-type administration to increase the productivity and efficiency of their contacts with customers. Assuming that current market trends, including the continuing acceptance of the call center products, continuing growth in the marketplaces of Asia, Latin America, Caribbean, and the status quo of the North American economy continues and that we are successful in enhancing our products, we expect to see continued revenue growth for fiscal year 2007.

CRITICAL ACCOUNTING POLICIES

Revenue recognition.   Revenue consist of sales to end users, including resellers, and to distributors. Revenue from sales to end users are recognized upon shipment, when risk of loss has passed to the customer, collection of the receivable is reasonably assured, persuasive evidence of an arrangement exists, and the price is fixed and determinable. Sales to distributors are made under terms allowing certain rights of return and protection against subsequent price declines on our products held by its distributors. Upon termination, any unsold products may be returned by the distributor for a full refund. These agreements may be canceled by either party based on a specified notice. As a result of the above provisions, we defer recognition of distributor revenue until such distributors resell our products to their customers. The amounts deferred as a result of this policy are reflected as “deferred revenue” in the accompanying consolidated balance sheets. The related cost of revenue is also deferred and reported in the consolidated balance sheets as inventory. Our total deferred revenue was $531,000 and $507,000 as of September 30, 2006 and September 30, 2005, respectively.

Allowance for Doubtful Accounts.   The allowance for doubtful accounts is based on our assessment of the collectibility of specific customer accounts and the aging of the accounts receivable. If there were a deterioration of a major customer’s creditworthiness, or actual defaults were higher than our historical experience, we could be required to increase our allowance and our earnings could be adversely affected. Our allowance for doubtful accounts was $38,000 and $40,000 as of September 30, 2006 and September 30, 2005, respectively.

Inventory.   Inventory is stated at the lower of cost (first-in, first-out method) or market. Our inventory balance was $1.4 million and $965,000 as of September 30, 2006 and September 30, 2005, respectively. We regularly review the value of our inventory in detail, with consideration given to future customer demand for our products, obsolescence from rapidly changing technology, and other factors. If actual market conditions are less favorable than those projected by management, and our estimates prove to be inaccurate, we could be required to increase our inventory provision and our gross margins could be adversely affected. As of December 2001, AltiGen had established a reserve to write off $3.5 million of excess inventory which management believed would not be sold. During 2002 through 2006, AltiGen reversed a portion of the reserve related to inventory which was sold. The amount of such reversals were $301,000, $167,000 and $293,000 in fiscal years ending 2006, 2005 and 2004, respectively.

Warranty.   We accrue for warranty costs based on estimated product return rates and the expected material and labor costs to provide warranty services. If actual return rates and repair and replacement costs differ significantly from our estimates, our gross margin could be adversely affected. The liability for product warranties was $263,000 and $264,000 as of September 30, 2006 and September 30, 2005, respectively.

Results of Operations

The following table sets forth consolidated statements of operations data for the periods indicated as a percentage of net revenue.

	Fiscal Year Ended September 30,
	2006	2005	2004
Consolidated Statements of Operations Data:
Net revenue:
Hardware	92.1%	86.5%	84.0%
Software	7.9	13.5	16.0
Total net revenue	100.0	100.0	100.0
Cost of revenue:
Hardware	44.6	41.7	36.5
Software	0.6	1.0	1.3
Total cost of revenue	45.2	42.7	37.8
Gross profit	54.8	57.3	62.2
Operating expenses:
Research and development	20.9	22.6	22.2
Sales and marketing	24.3	25.5	27.8
General and administrative	11.5	12.6	12.8
Total operating expenses	56.7	60.7	62.8
Income (loss) from operations	(1.9)	(3.4)	(0.6)
Equity in net loss of investee	(0.2)	(0.1)	—
Interest and other income, net	2.1	1.5	0.7
Net income (loss) before taxes	—	(2.0)	0.01
Provision for income taxes	0.1	—	—
Net income (loss)	(0.1)%	(2.0)%	0.1%

Fiscal Year Ended September 30, 2006 Compared to Fiscal Year Ended September 30, 2005

Revenue, net.   Revenue consist of sales to end users (including resellers) and distributors.

International is comprised of revenue primarily from China, the United Kingdom and Norway. Most significant long-lived assets are located in the United States. Our hardware tooling used to develop the IP710 and the IP705 phones is located in Taiwan.

	Fiscal Year Ended September 30,
	2006	2005
Americas	90%	90%
International	10%	10%
	100%	100%

Net revenue by customers that individually accounted for more than 10% of our revenue for the twelve months ended September 30, 2006 and 2005, respectively, were as follows:

	Fiscal Year Ended September 30,
	2006	2005
AltiSys	15%	16%
Ingram Micro*	—	2%
Synnex	55%	53%
Graybar	14%	11%

*                    On July 20, 2005, we terminated our distribution agreement with Ingram Micro. The termination of our relationship with Ingram Micro did not have a material impact on our business.

For fiscal year ended September 30, 2006, we incurred a net loss of $12,000 as compared to a net loss of $311,000 for fiscal year ended September 30, 2005. During the current fiscal year ended September 30, 2006, we recognized $801,000 of non-cash stock based-compensation due to the adoption of SFAS No. 123(R). This standard was adopted on October 1, 2005.

Net revenue increased 16% from $15.4 million in fiscal year 2005 to $17.9 million in fiscal year 2006 primarily due to higher sales of telephone systems in the Americas. Revenue generated in the Americas accounted for $16.1 million or 90% of revenue in fiscal year 2006 and $13.9 million or 90% of revenue in fiscal year 2005. The number of system shipped in fiscal year 2006 grew 22% over fiscal year 2005 as a result of increased customer acceptance of our new pricing and packaging strategy of bundling the AltiView software, which offers more features than other products on the market, the penetration of our AltiContact Manager (ACM) in the call center market and the introduction of our internet protocol phones, the IP710 and IP705 to the market.

Cost of revenue.   Cost of revenue in fiscal year 2006 increased $1.5 million or 23% to $8.1 million from approximately $6.6 million in fiscal year 2005 primarily due to an increase in overall sales of products and the requisite increase in product costs. Cost of revenue as a percentage of net revenue increased from 43% in fiscal year 2005 to 45% in fiscal year 2006. This increase was primarily caused by a lower profit margin as a result of a price deduction on our smaller telephone system bundles in the second quarter of fiscal year 2005.

Research and development expenses.   Research and development expenses consist principally of salaries and related personnel expenses, consultant fees and prototype expenses related to the design, development and testing of our products and enhancement of our converged telephone system software. Research and development expenses increased by approximately $244,000 or 7% from $3.5 million in fiscal year 2005 to $3.7 million in fiscal year 2006. Research and development expenses as a percentage of revenue decreased from 23% in fiscal year 2005 to 21% in fiscal year 2006. The increase in research and development expenses in absolute dollars was primarily attributable to a $279,000 increase of non-cash stock based compensation recorded due to the adoption of SFAS No. 123(R) and a decrease of approximately $36,000 in legal expenses. We believe that research and development expenses will increase in the future periods over the long term due to development of new products and continued efforts in the improvement of the current products. In the short term, we expect research and development expenses to remain consistent as management continues to monitor expenses and plans to keep them in line with expected revenue opportunities.

Sales and marketing expenses.   Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in marketing, sales and customer support functions, as well as trade shows, advertising, and promotional expenses. Sales and marketing expenses increased by approximately $410,000 or 10% from $3.9 million in fiscal year 2005 to $4.3 million in fiscal year 2006. Sales and marketing expenses as a percentage of revenue decreased from 26% in fiscal year 2005 to 24% in fiscal year 2006. This increase in absolute dollars was due to a $216,000 increase of non-cash stock-based compensation recorded due to the adoption of SFAS No. 123(R); an increase of approximately $42,000 in advertising; headcount-related costs also increased by approximately $48,000 as well as market development funds of approximately $108,000. We anticipate sales and marketing expenses to remain consistent; however, some expenses vary with revenue, such as commissions. If we are successful in enhancing our products, we expect to see continued revenue growth for fiscal year 2007 and, consequently, expect an increase in sales and marketing expenses.

General and administrative expenses.   General and administrative expenses consist of salaries and related expenses for (i) executive, finance, human resources and administrative personnel, (ii) facilities, (iii) allowance for doubtful accounts, (iv) legal, and (v) other general corporate expenses. General and administrative expenses increased by approximately $112,000 or 6% from $1.9 million in fiscal year 2005 to $2.0 million in fiscal year 2006. General and administrative expenses as a percentage of revenue decreased from 13% in fiscal year 2005 to 12% in fiscal year 2006. The increase in absolute dollars was mainly the result of a $270,000 non-cash stock-based compensation expense required by SFAS No. 123(R), and a reduction in insurance expenses of approximately $168,000. We expect general and administrative to increase due to the cost associated with compliance with Section 404 of Sarbanes Oxley Act during fiscal year 2007.

Equity investment in common stock of private company.   In July 2004, we purchased common stock of a private Korean telecommunications company for $79,000. As a result of this investment, we acquired approximately 23% of the voting power of the company and have the right to nominate and have elected one of the three members of the company’s current board of directors. We are accounting for this investment using the equity method. We had revenue from product sales to this company of $14,000 and $37,000 during fiscal years 2006 and 2005, respectively. Our accounts receivable from this company decreased to $30,000 in fiscal year 2006 from $40,000 in fiscal year 2005. The company has a 23% vested interest in AliGen Korea. The total equity in net losses of Korea investee was approximately $160,000 of which 23%, or $36,000 was recognized in fiscal 2006. In fiscal year 2005 equity in net losses of Korea invetee was approximately $52,000 of which 23% or $12,000 was recognized in the fourth quarter of fiscal year 2005.

Interest and other income, net.   Net interest and other income increased to $380,000 in fiscal year 2006 from $237,000 in fiscal year 2005. The increase in net interest and other income was primarily a result of higher interest rates on investments. We expect net interest and other income to remain relatively flat as we have limited cash reserves to invest.

Fiscal Year Ended September 30, 2005 Compared to Fiscal Year Ended September 30, 2004

Revenue, net.   Revenue consist of sales to end users (including resellers) and distributors.

Net Revenue by Products:

	Fiscal Year Ended September 30,
	2005	2004
Hardware	86%	84%
Software	14%	16%
	100%	100%

Net Revenue by Geographic Area:

	Fiscal Year Ended September 30,
	2005	2004
Americas	90%	90%
International	10%	10%
	100%	100%

Net Revenue by Customers:

	Fiscal Year Ended September 30,
	2005	2004
AltiSys	16%	14%
Ingram Micro	2%	14%
Synnex	53%	46%
Graybar	11%	8%

Revenue generated in the Americas accounted for $13.9 million or 90% of revenue in fiscal year 2005 and $13.3 million or 90% of revenue in fiscal year 2004. The number of system shipped in fiscal year 2005 grew 20% over fiscal year 2004 as a result of increased customer acceptance of our new pricing and packaging strategy for our product bundling by including AltiView software, which offers more features than other products on the market, the penetration of our AltiContact Manager (ACM) in the call center market and the introduction of our internet protocol phone IP710 to the market. However, net revenue only increased 4% from $14.8 million in fiscal year 2004 to $15.4 million in fiscal year 2005 primarily due to price reduction on our low-end product bundles in the second quarter of fiscal year 2005.

Cost of revenue.   Cost of revenue in fiscal year 2005 increased $985,000 or 18% to $6.6 million from approximately $5.6 million in fiscal year 2004 primarily due to an increase in overall sales of products and the requisite increase in product costs. Cost of revenue as a percentage of net revenue increased from 38% in fiscal year 2004 to 43% in fiscal year 2005. This increase primarily was caused by a lower profit margin as a result of a price deduction on our low-end product bundles in the second quarter of fiscal year 2005. No additional provision for excess or obsolete inventory was necessary in either fiscal year 2005 and 2004.

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

Equity investment in common stock of private company.   In July 2004, we purchased common stock of a private Korean telecommunications company for $79,000. As a result of this investment, we acquired approximately 23% of the voting power of the company and have the right to nominate and have elected one of the three members of the company’s current board of directors. We are accounting for this investment using the equity method. We had revenue from product sales to this company of $37,000 in fiscal 2005. Our accounts receivable from this company was $40,000 at September 30, 2005. The company has a 23% vested interest in AliGen Korea. The total equity in net losses of Korea investee was approximately $52,000 of which 23%, or $12,000, was recognized in the fourth quarter of fiscal year 2005.

Interest and other income, net.   Net interest and other income increased to $237,000 in fiscal year 2005 from $105,000 in fiscal year 2004. The increase was primarily due to an increase in interest rates.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through the sale of equity securities. As of September 30, 2006, we had cash and short-term investments totaling $9.9 million consisting of cash and cash equivalents of $5.0 million with a maturity of less than 90 days and $4.8 million of short-term investment with a maturity of greater than 90 days.

	2006	2005	2004
	(dollars in thousands)
Cash and cash equivalents	$5,053	$3,963	$2,898
Short-term investments	4,869	5,459	7,136
Total cash, cash equivalents and short-term investments	$9,922	$9,422	$10,034
Cash provided by (used in) operating activities	$570	$(509)	$(185)
Cash provided by (used in) investing activities	$191	$1,215	$(5,818)
Cash provided by financing activities	$329	$359	$353
Net increase (decrease) in cash and cash equivalents	$1,090	$1,065	$(5,650)

Changes in Cash Flows

During fiscal year 2006, net cash provided by operating activities was $570,000, a $1.1 million increase over our reported results for fiscal year 2005. This was primarily due to a lower net loss of $12,000, an increase in non-cash stock based compensation expense of $801,000, $219,000 increase in depreciation and amortization as well as  an increase in accounts payables of $184,000. These factors were partially offset by an increase in accounts receivable of approximately $273,000, and increase in net inventories of $417,000. The increase in non-cash based compensation expense is the result of our adoption of SFAS No. 123(R) starting on October 1, 2005. The net cash used in operating activities of $509,000 for the fiscal year 2005 was primarily due to a net loss of $311,000. In fiscal year 2005, our use of cash for non-operating activities was primarily attributable to the $207,000 of capital spending for internet protocol phone (IP710) tooling development and $271,000 of capital spending on equipment additions to support our operations.

Net accounts receivable increased to $2.3 million at September 30, 2006 from $1.9 million for the fiscal year ended September 30, 2005. The increase in accounts receivable was primarily due to increases in sales of our products. As we continue to focus on developing products that allow us to enhance our position in our target market segment and enter new markets, we expect to see continued revenue growth for fiscal year 2007, and that growth will be reflected in our accounts receivable.

We ended the fourth quarter of fiscal year 2006 with a cash conversion cycle of 69 days as compared to 58 days for the fourth quarter of fiscal 2005. The cash conversion cycle is the duration between purchase of inventories and services and the collection of the cash from the sale of our products and services and is a metric on which we have focused as we continue to try to efficiently manage our assets. The cash conversion cycle results from the calculation of days of sales outstanding (DSO) added to days of supply in inventories (DOS), reduced by days of payable outstanding (DPO).

Inventories increased to $1.4 million at September 30, 2006 from $965,000 at September 30, 2005 and our annualized inventory turn rate decreased to 5.9 as of September 30, 2006 as compared to 6.8 times as of September 30, 2005. Our annualized inventory turn rate represents the number of times inventory is replenished during the year. The increase in inventory is the result of higher finished goods and raw material. Inventory management will continue to be an area of focus as we balance the need to maintain strategic inventory levels to help ensure competitive lead times with the risk of inventory obsolescence due to rapidly changing technology and customer requirements.

Accounts payable increased to $837,000 at September 30, 2006 from $653,000 at September 30, 2005. This increase was primarily attributable to an increase in the number of components purchased at the end of fiscal year 2006 as compared to fiscal year 2005. Our accrued payroll-related liabilities increased to $328,000 at September 30, 2006 from $317,000 at September 30, 2005, primarily as a result of an increase of $24,000 in accrued commission, a decrease of $10,000 in accrued vacation and a decrease  in the employee stock purchase plan contribution.

In fiscal year 2006, our net cash provided by financing activities was primarily attributable to the $329,000 of proceeds from the exercise of employee stock options and employee stock purchase plan.

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

We do not have any material commitments for capital expenditures as of September 30, 2006. We have a commitment under our noncancellable capital and operating lease in the amount of $1.0 million as of September 30, 2006. We believe, we have sufficient cash reserves to allow us to continue operations for more than a year. Our cash and short-term investments totaled $9.9 million as of September 30, 2006. The following table represents our future commitments as of September 30, 2006 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating leases obligation	$824	$446	$378	$—	$—
Capital leases obligation	177	53	91	33	—
Total	$1,001	$499	$469	$33	$—

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

At September 30, 2006, our investment portfolio consisted primarily of fixed income securities. These securities are subject to interest rate risk and will decline in value if market interest rates increase. Due to the short duration and conservative nature of these instruments, we do not believe that we have a material exposure to interest rate risk. For example, if market interest rates were to increase immediately and uniformly by 10% from levels as of September 30, 2006, the decline in the fair value of the portfolio would not have a material effect on our results of operations over the next fiscal year.

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

1.                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

The following Consolidated Financial Statements are filed as part of this report:

2.                 INDEX TO FINANCIAL STATEMENT SCHEDULE

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

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required by this section with respect to our directors is incorporated by reference from the information in the section entitled: “Election of Directors” in the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on March 5, 2007 (the “Proxy Statement”). The information required by this section with respect to our executive officers is included in Part I of this Form 10-K under the section titled “Executive Officers of the Registrant.”

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

The following table sets forth certain information with regard to our executive officers and their ages as of September 30, 2006:

Name	Age	Position
Gilbert Hu	49	President, Chief Executive Officer, Director
Philip M. McDermott	60	Chief Financial Officer
Michael Plumer	42	Vice President of Sales
Simon Chouldjian	53	Vice President of Hardware Engineering
Tsyr-Yi (Shirley) Sun	46	Vice President of Research and Development

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this section is incorporated by reference from the information in the section titled: “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement.

Item 13. Certain Relationships and Related Transactions

The information required by this item regarding certain relationships and related transactions is incorporated by reference to the information set forth in the section titled “Certain Relationships and Related Transactions” in our Proxy Statement.

Item 14. Principal Accountant Fees and Services

Audit Fees

Moss Adams LLP’s fees for professional services rendered in connection with the audit of our annual financial statements and the review of our financial statements included in our third quarterly report on Form 10-Q were approximately $160,000 for the fiscal year ended September 30, 2006. Moss Adams LLP did not render services in connection with the review of our financial statements for our first and second quarterly reports on Form 10-Q for the fiscal year ended September 30, 2006. We did not engage Moss Adams LLP to provide advice regarding financial information systems design and implementation during the fiscal years ended September 30, 2006 and 2005.

Deloitte & Touche LLP’s fees for professional services rendered in connection with the review of our financial statements included in our first and second quarterly reports on Form 10-Q were approximately $88,000 for fiscal year ended September 30, 2006. Deloitte & Touche LLP’s fees for professional services rendered in connection with the audit of our annual financial statements and the review of our financial statements included in our quarterly reports on Form 10-Q were approximately $255,000 for the fiscal year ended September 30, 2005. We did not engage Deloitte & Touche LLP to provide advice regarding financial information systems design and implementation during the fiscal years ended September 30, 2006 and 2005.

Audit-Related Fees

We did not incur any additional fees from our independent registered public accounting firm, Moss Adams LLP during fiscal year 2006. During fiscal year 2005, we did not incur any additional fees from our independent registered public accounting firm, Deloitte & Touche LLP.

Tax Fees

Deloitte & Touche LLP’s fees for all other services rendered to us, including tax related services, totaled approximately $30,000 in each of the fiscal years ended September 30, 2006 and 2005, respectively.

All Other Fees

During fiscal year 2006, Deloitte & Touche LLP billed the company approximately $20,000 for services rendered in connection with the SEC filing Form 8-K. During fiscal year 2005, Deloitte & Touche LLP did not bill the company for any other services.

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

3.                 EXHIBITS

The following exhibits are included in this Annual Report on Form 10-K (numbered in accordance with Item 601 of Regulation S-K):

Exhibit Number	Description
3.1*	Amended and Restated Certificate of Incorporation.
3.2*****	Second Amended and Restated Bylaws.
4.2*	Specimen common stock certificates.
4.3*	Third Amended and Restated Rights Agreement dated May 7, 1999 by and among AltiGen Communications, Inc. and the Investors and Founder named therein.
10.1*	Form of Indemnification Agreement.
10.2*	1994 Stock Option Plan, as amended, and form of stock option agreement.
10.3*	1998 Stock Purchase Plan.
10.4****	1999 Stock Plan, as amended, and form of stock option agreement.
10.5***	1999 Employee Stock Purchase Plan, as amended, and forms of subscription agreement and notice of withdrawal.
10.8****	Lease agreement: 4555 Cushing Parkway, Fremont, California between VEF III Funding, LLC and AltiGen Communications, Inc., dated October 1, 2003.

10.19*	Employment Agreement by and between the Registrant and Philip McDermott, dated June 8, 1999.
10.26**++	OEM Agreement between AltiSys Communications and AltiGen Communications, Inc., dated January 18, 1999.
10.27****++	Distribution Agreement between Synnex Information Technologies, Inc. and AltiGen Communications, Inc. dated December 22, 1999.
10.28****++	Distribution Agreement between Graybar Electric Company, Inc. and AltiGen Communications, Inc. dated June 12, 2003.
21.1*	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
23.2	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.
24.1	Power of Attorney (included on signature page).
31.1	Certification of Principal Executive Officer.
31.2	Certification of Principal Financial Officer.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to exhibit filed with the Registrant’s Registration Statement on Form S-1 (No. 333-80037) declared effective on October 4, 1999.
**	Incorporated by reference to exhibit filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001.
***	Incorporated by reference to exhibit filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2002.
****	Incorporated by reference to exhibit filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003.
*****	Incorporated by reference to exhibit filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.
++	Confidential treatment was granted for certain portions of this exhibit.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
AltiGen Communications, Inc.
Fremont, CA

We have audited the accompanying consolidated balance sheets of AltiGen Communications, Inc. and subsidiaries (the “Company”) as of September 30, 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the period ended September 30, 2006. Our audit also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of AltiGen Communications, Inc. and subsidiaries as of September 30, 2006, and the results of their operations and their cash flows for the period ended September 30, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ MOSS ADAMS LLP

San Francisco, California
December 29, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
AltiGen Communications, Inc.
Fremont, CA

We have audited the accompanying consolidated balance sheets of AltiGen Communications, Inc. and subsidiaries (the “Company”) as of September 30, 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended September 30, 2005. Our audits also included the financial statement schedule for the years ended September 30, 2005 and 2004 listed in the Index at Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of AltiGen Communications, Inc. and subsidiaries as of September 30, 2005, and the results of their operations and their cash flows for each of the two years in the period ended September 30, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule for the years ended September 30, 2005 and 2004, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

San Jose, California
December 27, 2005

ALTIGEN COMMUNICATIONS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$5,053	$3,963
Short-term investments	4,869	5,459
Accounts receivable, net of allowances of $38 and $40 in 2006 and 2005, respectively	2,230	1,957
Inventories	1,382	965
Prepaid expenses and other current assets	123	148
Total current assets	13,657	12,492
Property and equipment:
Furniture and equipment	1,783	1,405
Computer software	920	920
	2,703	2,325
Less: Accumulated depreciation	(2,022)	(1,803)
Net property and equipment	681	522
Other non-current assets:
Long-term investments	211	247
Long-term deposit	95	74
Total other non-current assets	306	321
Total assets	$14,644	$13,335
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$837	$653
Accrued liabilities:
Payroll and related benefits	328	317
Warranty	263	264
Marketing	68	58
Accrued expense	263	272
Other	340	288
Deferred revenue	531	507
Total current liabilities	2,630	2,359
Long-term deferred rent and other	177	258
Commitments and contingencies (Note 4)
Stockholders’ equity:
Convertible preferred stock, $0.001 par value; Authorized—5,000,000 shares; Outstanding—none at September 30, 2006 and 2005	—	—
Common stock, $0.001 par value; Authorized—50,000,000 shares; Outstanding—16,157,364 and 15,782,071 shares at September 30, 2006 and 2005, respectively	16	16
Treasury stock at cost—1,063,895 shares at September 30, 2006 and 2005	(1,014)	(1,014)
Additional paid-in capital	63,993	62,863
Accumulated other comprehensive loss	—	(1)
Accumulated deficit	(51,158)	(51,146)
Total stockholders’ equity	11,837	10,718
Total liabilities and stockholders’ equity	$14,644	$13,335

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALTIGEN COMMUNICATIONS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Fiscal Year Ended September 30,
	2006	2005	2004
Net revenue:
Hardware	$16,486	$13,363	$12,470
Software	1,410	2,078	2,372
Total net revenue	17,896	15,441	14,842
Cost of revenue:
Hardware	7,979	6,442	5,417
Software	103	150	190
Total cost of revenue	8,082	6,592	5,607
Gross profit	9,814	8,849	9,235
Operating expenses:
Research and development	3,740	3,496	3,288
Sales and marketing	4,353	3,943	4,130
General and administrative	2,058	1,946	1,894
Total operating expenses	10,151	9,385	9,312
Loss from operations	(337)	(536)	(77)
Equity in net loss of investee	(36)	(12)	—
Interest and other income, net	380	237	105
Net income (loss) before tax	7	(311)	28
Income taxes	19	—	—
Net income (loss)	$(12)	$(311)	$28
Basic and diluted net income (loss) per share	$(0.00)	$(0.02)	$0.00
Weighted average shares used in computing basic net income (loss) per share	14,964	14,605	14,242
Weighted average shares used in computing diluted net income (loss) per share	14,964	14,605	15,725

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALTIGEN COMMUNICATIONS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(in thousands, except share amounts)

	Common Stock		Treasury	Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Stock	Capital	Loss	Deficit	Equity
BALANCE, SEPTEMBER 30, 2003	15,054,442	$15	$(1,014)	$62,152	$—	$(50,863)	$10,290
Exercise of stock options	229,075	—	—	241	—	—	241
Issuance of common stock in connection with Employee Stock Purchase Plan	178,989	—	—	112	—	—	112
Unrealized loss from investments	—	—	—	—	(2)	—	(2)
Net income	—	—	—	—	—	28	28
Comprehensive income	—	—	—	—	—	—	26
BALANCE, SEPTEMBER 30, 2004	15,462,506	15	(1,014)	62,505	(2)	(50,835)	10,669
Exercise of stock options	210,107	1	—	199	—	—	200
Issuance of common stock in connection with Employee Stock Purchase Plan	109,458	—	—	159	—	—	159
Unrealized gain from investments	—	—	—	—	1	—	1
Net loss	—	—	—	—	—	(311)	(311)
Comprehensive income	—	—	—	—	—	—	—
BALANCE, SEPTEMBER 30, 2005	15,782,071	16	(1,014)	62,863	(1)	(51,146)	10,718
Exercise of stock options	265,895		—	186	—	—	186
Issuance of common stock in connection with Employee Stock Purchase Plan	109,398	—	—	143	—	—	143
Unrealized gain from investments	—	—	—	—	1	—	1
Stock based compensation	—	—	—	801	—	—	801
Net loss	—	—	—	—	—	(12)	(12)
Comprehensive income	—	—	—	—	—	—	—
BALANCE, SEPTEMBER 30, 2006	16,157,364	$16	$(1,014)	$63,993	$—	$(51,158)	$11,837

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALTIGEN COMMUNICATIONS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended September 30,
	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(12)	$(311)	$28
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	219	109	218
Stock based compensation	801	—	—
Equity in net loss of investee	36	12	—
Changes in operating assets and liabilities:
Accounts receivable	(273)	(100)	(336)
Inventories	(417)	93	(148)
Prepaid expenses and other current assets	25	(81)	126
Accounts payable	184	(145)	(75)
Accrued liabilities	64	(188)	(272)
Deferred revenue	24	(11)	106
Long-term deferred rent and other	(81)	113	168
Net cash provided by (used in) operating activities	570	(509)	(185)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(26,031)	(8,761)	(11,599)
Proceeds from sale of short-term investments	26,621	10,440	6,061
Changes in long-term investments	—	15	(79)
Changes in long-term deposits	(21)	—	(74)
Purchases of property and equipment	(378)	(479)	(127)
Net cash provided by (used in) investing activities	191	1,215	(5,818)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuances of common stock, net of issuance costs	329	359	353
Net cash provided by financing activities	329	359	353
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,090	1,065	(5,650)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	3,963	2,898	8,548
CASH AND CASH EQUIVALENTS, END OF YEAR	$5,053	$3,963	$2,898

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALTIGEN COMMUNICATIONS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION OF THE COMPANY:

We are a pioneer and market leader in Internet protocol telephony systems for small-to-medium sized businesses. We design, manufacture and market next generation, Internet protocol phone systems and contact centers that use both the Internet and the public telephone network to take advantage of the convergence of voice and data communications. Unlike traditional proprietary phone systems, our systems are designed with open architecture and are built on an industry standard platform. This adherence to industry standards allows our products to play an important role in the small-to-medium sized business market by delivering phone systems that can integrate with other technologies and provide integrated voice and data solutions. We believe this enables our customers to implement communication systems that have an increased return on investment versus past technology investments. We generated net revenue of $17.9 million, for a net loss of $12,000, during fiscal year 2006. As of September 30, 2006, we had an accumulated deficit of $51.2 million. Net cash provided by operating activities was $570,000 for fiscal year 2006. We were incorporated in California in May 1994 and we reincorporated into Delaware in June 1999.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Presentation

Our consolidated financial statements reflect the operations of AltiGen Communications, Inc. and our wholly-owned subsidiary. The subsidiary is located in Shanghai, China and was incorporated in November 1998. As of September 30, 2006, we had approximately $44,000 in long lived assets located in China. All significant intercompany transactions and balances have been eliminated. Our fiscal year end is September 30. Unless otherwise stated, all references to fiscal years 2006, 2005, and 2004 refer to the twelve months ended September 30 of that year. Certain reclassifications have been made to conform prior period amounts to the current presentation. The reclassifications did not impact previously reported revenue, total operating expense, operating income (loss), net income (loss), total assets, total liabilities or stockholders’ equity.

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

Additionally, in March 2005, the Company revised the presentation of its consolidated statements of operations to separate net revenue and cost of revenue by source (hardware and software).

Use of Estimates in Preparation of Financial Statements

The preparation of the financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported periods. Key estimates include provisions for excess and obsolete inventories, warranty, doubtful account reserve, valuation on tax assets and long-term investments. Actual results could differ from those estimates.

Concentration of Risk

Financial instruments that potentially subject us to a concentration of credit risk consist principally of trade receivables. We perform ongoing credit evaluations of our customers’ financial condition and require letters of credit whenever deemed necessary to help reduce our credit risk. Additionally, we establish an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends related to past losses and other information. As of September 30, 2006 approximately 81% of our account receivable was concentrated with three distributors, compared to approximately 84% concentrated with three distributors as of September 30, 2005.

Our purchases are concentrated with four suppliers and certain key chip components of our products are sole sourced. For fiscal years 2006 and 2005 these four suppliers provided 91% and 93%, respectively, of all raw materials purchased. Loss of one of these suppliers could adversely impact our operations.

Cash and Cash Equivalents and Short-Term Investments

We consider all highly liquid investments with an original maturity of three months or less from the date of purchase to be cash equivalents. Short-term investments are in highly liquid financial instruments with original maturities greater than three months but less than one year and are classified as “available-for-sale” investments. Investments are reported at their fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity. As of September 30, 2006, our cash and cash equivalents consisted of commercial paper and cash deposited in checking and money market accounts. For fiscal years 2006, 2005, and 2004, we did not make any cash payments for interest or income taxes.

As of September 30, 2006, short-term investments consisted of the following (in thousands):

Available for Sale Securities:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Losses	Market Value	Accrued Interest Income	Total Value
U.S. government agency obligation	$1,001	$—	$1	$1,002	$2	$1,004
Auction-rate preferred stock	—	—	—	—	—	—
Corporate bonds and notes	3,835	—	(1)	3,834	31	3,865
Commercial paper	—	—	—	—	—	—
	$4,836	$—	$—	$4,836	$33	$4,869

As of September 30, 2005, short-term investments consisted of the following (in thousands):

Available for Sale Securities:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Losses	Market Value	Accrued Interest Income	Total Value
U.S. government agency obligation	$3,018	$—	$—	$3,018	$10	$3,028
Auction-rate preferred stock	850	—	—	850	—	850
Corporate bonds and notes	1,271	—	(1)	1,270	11	1,281
Commercial paper	300	—	—	300	—	300
	$5,439	$—	$(1)	$5,438	$21	$5,459

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

For fiscal period ending September 30, 2006, we did not have unrealized loss from short-term investment, however, at fiscal period ending September 30, 2005, unrealized loss from short-term investment was $1,000.

Inventories

Inventories (which include costs associated with components assembled by third-party assembly manufacturers, as well as internal labor and allocable overhead) are stated at the lower of standard cost (which approximates actual cost on a first-in, first-out method) or market value. Provisions, when required, are made to reduce excess and obsolete inventories to their estimated net realizable values. We regularly monitor inventory quantities on hand and record a provision for excess and obsolete inventories based primarily on our estimated forecast of product demand and production requirements for the next six months. As of September 30, 2006, we recognized $122,000 of provision for excess and obsolete inventories offset by a $301,000 reversal of inventories from prior year. We did not record any provision for excess and absolute inventories for fiscal years 2005 and 2004. The components of inventories include (in thousands):

	September 30,
	2006	2005
Raw materials	$497	$144
Work-in-progress	75	84
Finished goods	810	737
	$1,382	$965

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which is three years except for tooling which we depreciate using the greater value between the five year straight-line method or the number of phones shipped in the period. Depreciation expense for fiscal years 2006, 2005, and 2004, was approximately $218,000, $109,000, and $218,000, respectively. All repairs and maintenance costs are expensed as incurred.

Net book value of equipment leased under capital leases was $118,000, $184,000 and $9,000 for fiscal years 2006, 2005 and 2004, respectively. Net of accumulated deprecation for such equipment was $81,000, $15,000 and $15,000 for fiscal years 2006, 2005 and 2004, respectively.

Long-Term Investments

As of September 30, 2006, we held an investment of common stock of private Taiwanese telecommunication company valued at approximately $195,000 accounted for using the cost method. Our interest in the company is approximately 2%, which interest does not allow us to exercise significant influence.

In July 2004, we purchased common stock of a private Korean telecommunications company for $79,000. As a result of this investment, we acquired approximately 23% of the voting power of the company and have the right to nominate and have elected one of the three members of the company’s current board of directors. We are accounting for this investment using the equity method and record our minority interest of their results in our results of operations. As of September 30, 2006, our investment in the Korean company had a remaining book value of approximately $16,000 compared to $63,000 at fiscal year end September 30, 2005.

We perform periodic reviews of our investments for impairment. Our investments are considered impaired when a review of the issuer’s operations and other indicators of impairment indicate that the carrying value of the investment is not likely to be recoverable. Such indicators include, but are not limited to, limited capital resources, limited prospects of receiving additional financing, and limited prospects for liquidity of the related securities. No write-downs were recorded during fiscal years 2006, 2005 or 2004.

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

Stock-Based Compensation

Commencing October 1, 2005 we adopted the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 123(R), “Share Based Compensation” (“SFAS No. 123(R)”), which requires all share-based compensation, including grants of stock options, to be recognized in the income statement as an operating expense, based on their fair market values. During fiscal year 2006, stock compensation was accounted under SFAS No. 123(R) while during fiscal year 2005, stock-based compensation was accounted under Accounting Principles Board (APB), Opinion No. 25 APB (25).

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

The following table summarizes the total stock-based compensation expense for the twelve months ended September 30, 2006 and is included in the Audited Condensed Consolidated Statements of Operations (in thousands):

Fiscal Year Ended September 30,
2006
Cost of goods sold	$36
Research and development	279
Selling, general and administrative	486
Pre-tax stock-based compensation expense	801
Income tax	—
Net stock-based compensation expense	$801

The following table illustrates the effects on net income and earnings per share if the fair value based method had been applied to the prior periods as required under SFAS No. 123(R). The reported net income and earnings per share for fiscal year ended September 30, 2005 and September 30, 2004 have been presented below to reflect the impact had the Company been required to include the amortization of the Black-Scholes option value as an expense (in thousands, except for per share data):

	Fiscal Year Ended September 30,
	2005	2004
Net income (loss)	$(311)	$28
Add: stock-based employee compensation expense included in reported net loss under APB No. 25	—	—
Deduct: Total stock-based compensation determined under fair value based method prior to adoption of SFAS No. 123R, net of related tax effects	(1,680)	(1,161)
Net loss—pro forma	$(1,991)	$(1,133)
Basic and diluted net income (loss) per share:
As reported	$(0.02)	$0.00
Pro forma	$(0.14)	$(0.08)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, and is not subject to revaluation as a result of subsequent stock price fluctuations. The following weighted-average assumptions are used:

	Employee Stock Option Plans Fiscal Year Ended September 30,			Employee Stock Purchase Plan Fiscal Year Ended September 30,
	2006	2005	2004	2006	2005	2004
Expected Life (in years)	5	5	5	0.5	0.5	0.5
Risk-free interest rate	4.35-5.4%	3.5-4.0%	3.3-3.7%	5.15%	4.3%	1.3%
Volatility	95%	100%	105%	94%	99%	103%
Expected dividend	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%

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

Revenue Recognition

We account for the recognition of revenue in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition.” Revenue consist of sales to end-users, including resellers, and to distributors. Revenue from sales to end-users including resellers are recognized upon shipment, when risk of loss has passed to the customer, collection of the receivable is reasonably assured, persuasive evidence of an arrangement exits, and the price is fixed and determinable. Sales to distributors are made under terms allowing certain rights of return and protection against subsequent price declines on the Company’s products held by its distributors. Upon termination, any unsold products may be returned by the distributor for a full refund. These agreements may be canceled by either party based on a specified notice. As a result of the above provisions, we defer recognition of distributor revenue until such distributors resell our products to their customers. The amounts deferred as a result of this policy are reflected as “deferred revenue” in the accompanying consolidated balance sheets. The related cost of revenue is also deferred and reported in the consolidated balance sheets as inventory.

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

For fiscal years 2006, 2005, and 2004, the following customers accounted for approximately 84%, 82%, and 82% of net revenue, respectively:

	Fiscal Year Ended September 30,
	2006	2005	2004
AltiSys	15%	16%	14%
Ingram Micro*	—	2%	14%
Synnex	55%	53%	46%
Graybar	14%	11%	8%

*                    On July 20, 2005, we terminated our distribution agreement with Ingram Micro. The termination of our relationship with Ingram Micro did not have a material impact on our business.

Revenue derived from sales to customers outside of the Americas, primarily in China, Norway and the United Kingdom accounted for approximately 10%, 10%, and 10% of our net revenue for fiscal years 2006, 2005 and 2004, respectively.

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

Basic and diluted income (loss) per share for each of the three years in the period ended September 30, 2006 are as follows (in thousands):

	Fiscal Year Ended September 30,
	2006	2005	2004
Net income (loss)	$(12)	$(311)	$28
Weighted average shares outstanding—basic income (loss) per share	14,964	14,605	14,242
Weighted average dilutive potential shares	—	—	1,484
Weighted average shares outstanding—diluted income (loss) per share	14,964	14,605	15,726
Basic net income (loss) per share	$(0.00)	$(0.02)	$0.00
Diluted net income (loss) per share	$(0.00)	$(0.02)	$0.00

The following common stock options and employee stock options were excluded from the computation of diluted net income (loss) per share for fiscal years 2006, 2005 and 2004:

	Fiscal Year Ended September 30,
	2006	2005	2004
Common Stock Options	—	—	1,412
Employee stock options	—	—	72

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and net unrealized gains (losses) on available-for-sale investment. Comprehensive loss for fiscal years 2006, 2005 and 2004, respectively, were as follows (in thousands):

	Fiscal Year Ended September 30,
	2006	2005	2004
Net income (loss)	$(12)	$(311)	$28
Unrealized gain (loss)	1	1	—
	$(11)	$(310)	$28

Segment Reporting

We are organized and operate as two operating segments. We operate primarily in two geographic areas, the Americas and Asia. The Americas is comprised of the United States, Canada, Mexico, Central America and the Caribbean.

Net revenue by geographic region based on customer location for fiscal years ending 2006, 2005 and 2004, respectively, were as follows:

	Fiscal Year Ended September 30,
	2006	2005	2004
Americas	90%	90%	90%
International	10%	10%	10%
	100%	100%	100%

International is comprised of revenue primarily from China, the United Kingdom and Norway. Most significant long-lived assets are located in the United States. Our hardware tooling used to develop the IP710 and the IP705 phones is located in Taiwan.

Net revenue by customers that individually accounted for more than 10% of our revenue for fiscal years ending 2006, 2005 and 2004, respectively, were as follows:

	Fiscal Year Ended September 30,
	2006	2005	2004
AltiSys	15%	16%	14%
Ingram Micro*	—	2%	14%
Synnex	55%	53%	46%
Graybar	14%	11%	8%

*                    On July 20, 2005, we terminated our distribution agreement with Ingram Micro. The termination of our relationship with Ingram Micro did not have a material impact on our business.

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

Changes in our warranty liability for the fiscal years ended September 30, 2006 and 2005, respectively, are as follows (in thousands):

	September 30,
	2006	2005
Beginning balance	$264	$424
Provisions for warranty liability	146	103
Other adjustments	—	(102)
Warranty cost including labor, components and scrap	(147)	(161)
Ending balance	$263	$264

Other adjustments were the result of a significant decline in the product return rate caused by changes in the Company’s management of the return programs.

4. COMMITMENTS AND CONTINGENCIES:

Commitments

We lease our facilities under various operating lease agreements expiring on various dates through February 2009. In December 2003, we leased approximately 32,000 square feet to serve as our headquarters for corporate administration, research and development, manufacturing, and sales and marketing facility in Fremont, California. The lease for our headquarters expires on February 21, 2009. Rent expense for all operating leases totaled approximately $539,000, $486,000, and $510,000, for fiscal years 2006, 2005, and 2004, respectively. In addition, we lease certain equipment under capital lease arrangements. Minimum future lease payments under all noncancellable capital and operating leases as of September 30, 2006 are as follows (in thousands):

	Capital	Operating
Fiscal Year Ending September 30,	Leases	Leases
2007	53	446
2008	47	286
2009	44	92
2010	33	—
Total minimum lease payment	$177	$824
Amount representing interest	$27
Present value of minimum lease payment	150
Total minimum lease payment	$177
Current portion plus current portion of interest	$53
Long-term portion plus long-term portion of interest	124
Total capital lease commitments	$177

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

5. CAPITAL STOCK:

Common Stock

We are authorized to issue 50,000,000 shares of common stock. At September 30, 2006, we had reserved the following shares of common stock for future issuance:

1994 Stock Option Plan	972,235
1999 Employee Stock Purchase Plan	765,640
1999 Stock Option Plan	4,643,090
6,380,965

Stock Option Plans

In October 1994, we adopted the 1994 Stock Option Plan (the “1994 Plan”) and authorized the issuance of 2,096,246 shares to employees, directors, and consultants. As of September 30, 2006, there were 180,525 vested shares outstanding from the 1994 Stock Option Plan (the “1994 Plan”). In 1996, all shares under this plan vested and continue to remain outstanding. During fiscal year 1999, we adopted the 1999 Stock Option Plan (the “1999 Plan”) and authorized the issuance of 2,096,247 shares to employees, directors and consultants. The number of shares will be increased on the first day of our  Company’s fiscal year equal to the lesser of (i) 1,796,783 shares, (ii) 5% of the outstanding shares on that date or (iii) a lesser amount as determined by the Board of Directors. Under the Plans, the Board of Directors may grant incentive and nonqualified stock options to employees, directors and consultants of the Company. The exercise price per share for an incentive stock option cannot be less than 100% of the fair market value, as determined by the Board of Directors, on the date of grant. The exercise price per share for a nonqualified stock option cannot be less than 85% of the fair market value, as determined by the Board of Directors, on the date of grant. Also, the exercise price of options granted to a greater than 10% stockholder may not be less than 110% of the fair market value on the date of grant. The value of common stock subject to incentive stock options that become exercisable by any one employee in any calendar year may not exceed $100,000. Options under these Plans generally vest over a four-year period and generally expire ten years after the date of grant.

Option activity under the 1994 and 1999 Plans (“the Plans”) was as follows:

	Options available for grant	Options outstanding	Weighted Average Exercise Price
Balance as of September 30, 2003	2,616,961	3,602,285	$3.88
Authorized for grant	699,527	—
Granted (weighted average of fair value of $3.75)	(808,000)	808,000	3.75
Exercised	—	(229,075)	1.05
Canceled	429,411	(429,396)	5.90
Balance as of September 30, 2004	2,937,899	3,751,814	$3.79
Authorized for grant	719,931	—
Granted (weighted average of fair value of $2.99)	(831,000)	831,000	2.99
Exercised	—	(210,107)	0.95
Canceled	288,217	(288,217)	4.11
Balance as of September 30, 2005	3,115,047	4,084,490	$3.75
Authorized for grant	—	—
Granted (weighted average of fair value of $1.76)	(58,000)	58,000	1.76
Exercised	—	(265,895)	0.69
Canceled	317,425	(317,425)	5.86
Balance as of September 30, 2006	3,374,472	3,559,170	$3.76
Exercisable at September 30, 2004		2,494,920	$4.42
Exercisable at September 30, 2005		2,829,037	$4.12
Exercisable at September 30, 2006		2,992,428	$3.91

The following table summarizes information concerning outstanding and exercisable options at September 30, 2006:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.17-$0.59	21,240	3.21	$0.42	21,240	$0.42
0.60-0.60	422,720	6.12	0.60	402,825	0.60
0.61-0.78	362,335	4.86	0.78	362,335	0.78
0.79-1.83	359,301	5.12	1.08	307,218	0.97
1.84-2.13	363,000	4.49	2.11	343,647	2.12
2.14-2.89	70,946	5.58	2.68	52,300	2.73
2.90-2.98	633,802	8.12	2.98	347,806	2.98
2.99-3.81	2,000	4.02	3.81	2,000	3.81
3.82-3.82	564,333	7.27	3.82	402,314	3.82
3.83-12.69	759,493	3.23	9.80	750,743	9.87
	3,559,170	5.62	$3.76	2,992,428	$3.91

1999 Employee Stock Purchase Plan

Under the 1999 Employee Stock Purchase Plan (the “1999 Purchase Plan”), 765,640 shares of common stock are reserved for issuance at September 30, 2006 to eligible employees at a price of 85% of the lower of the fair market value of the common stock on the first day of the offering period or a specified exercise date (last trading day in April or October). The number of reserved shares will be increased on the first day of each fiscal year by the lesser of (i) 598,928 shares, (ii) 2% of the outstanding shares on that date or (iii) a lesser amount determined by the Board of Directors. Participants under the 1999 Purchase Plan generally may not purchase shares on any exercise date to the extent that, immediately after the grant, the participant would own stock totaling 5% or more of the total combined voting power of all stock of the Company, or greater than $25,000 worth of stock in any calendar year. In addition, no more than 5,989 shares may be purchased by any participant during any offering period. In the event of a sale or merger of us, the Board may accelerate the exercise date of the current purchase period to a date prior to the change of control, or the acquiring company may assume or replace the outstanding purchase rights under the 1999 Purchase Plan. In fiscal year 2006, 109,398 shares were purchased by and distributed to employees at a price of $1.31 per share.

6. DEFERRED STOCK COMPENSATION

Amortization of deferred stock compensation relates to the following items in the accompanying consolidated statements of operations (in thousands):

	Fiscal Year Ended September 30,
	2006	2005	2004
Cost of goods sold	$36	$—	$—
Research and development	279	—	—
Selling, general and administrative	486	—	—
Pre-tax stock-based compensation expense	801	—	—
Income tax	—	—	—
Net stock-based compensation expense	$801	$—	$—

7. INCOME TAXES:

Worldwide income (loss) from continuing operations before provision for income taxes consists of the following (in thousands):

	Fiscal Year Ended September 30,
	2006	2005	2004
United States	$114	$(131)	$284
Foreign	(107)	(180)	(256)
Income (loss) from continuing operations	$7	$(311)	$28

The provision for income taxes consisted of the following (in thousands) and is attributable to federal and state minimum taxes:

	Fiscal Year Ended September 30,
	2006	2005	2004
Federal	$14	$—	$—
State	5	—	—
Foreign	—	—	—
Income tax provision	$19	$—	$—

We account for income taxes pursuant to SFAS No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. The following is a summary of the significant components of the deferred tax asset (in thousands):

	September 30,
	2006	2005
Net operating loss carryforwards	$15,056	$16,422
Reserve and other cumulative temporary differences	1,860	1,790
Research and development credit carryforward	1,085	1,090
Net capitalized research and development expenses	490	402
	18,491	19,704
Valuation allowance	(18,491)	(19,704)
Net deferred tax asset	$—	$—

As of September 30, 2006, we had net operating loss carryforwards for federal income tax purposes of approximately $40.7 million that expire at various dates through 2025, and federal research and development tax credits of approximately $520,000 that expire at various dates through 2025. We also had net operating loss carryforwards for state income tax purposes of approximately $13.8 million that expire at various dates through 2015, and state research and development tax credits of approximately $565,000 which do not have an expiration date and may be carried forward indefinitely. Utilization of the Company’s net operating loss and tax credit carryforwards may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss carryforwards before utilization.

A valuation allowance has been recorded for the entire deferred tax asset as a result of uncertainties regarding realization of the asset, including limited operating history of the Company, lack of profitability to date and uncertainty over future operating profitability and taxable income. As of September 30, 2006 and 2005 we had no significant deferred tax liabilities.

We did not incur any income tax expenses from our foreign subsidiaries, AltiGen Korea and AltiGen China as of September 30, 2006.

Reconciliation between the Company’s effective tax rate and the U.S. statutory rate is as follows:

	Fiscal Year Ended September 30,
	2006	2005	2004
Tax at federal statutory rate	35.0%	35.0%	35.0%
Change in valuation allowance	(4,098.5)	(31.0)	(94.0)
State taxes	543.7	—	—
Meals & entertainment	179.5	—	—
Unbenefitted foreign loss	535.0	—	—
Stock based compensation	3,067.8	—	—
Other	8.3	(4.0)	59.0
Provision for income taxes	270.8%	0.0%	0.0%

8. EQUITY INVESTMENT IN COMMON STOCK OF PRIVATE COMPANY

The Company has a 23% vested interest in AltiGen “Korea”. The total equity in net losses of Korea investee was approximately $160,000 of which 23%, or $36,000 was recognized in fiscal 2006. In fiscal year 2005 equity in net losses of Korea investee was approximately $52,000 of which 23% or $12,000 was recognized in the fourth quarter of fiscal year.

9. RELATED PARTY TRANSACTION

In July 2004, we purchased common stock of a private Korean telecommunications company for $79,000. As a result of this investment, we acquired approximately 23% of the voting power of the company and have the right to nominate and have elected one of the three members of the company’s current board of directors. We are accounting for this investment using the equity method. We had revenue from product sales to this company of $14,000 and $37,000 during fiscal years 2006 and 2005, respectively. Our accounts receivable from this company decreased to $30,000 in fiscal year 2006 from $40,000 in fiscal year 2005.

10. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of our unaudited quarterly financial results:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Fiscal Year Ended September 30,
2006:
Revenue, net	$4,403	$4,174	$4,806	$4,513
Gross profit	2,385	2,239	2,711	2,479
Net income (loss)	(218)	(120)	190	136
Basic and diluted net income (loss) per share	(0.01)	(0.01)	0.01	0.01
2005:
Revenue, net	$4,275	$2,801	$4,117	$4,248
Gross profit	2,608	1,541	2,221	2,479
Net income (loss)	342	(858)	(96)	302
Basic and diluted net income (loss) per share	0.02	(0.06)	(0.01)	0.02

ALTIGEN COMMUNICATIONS, INC. AND SUBSIDIARY
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Classification	Balance at Beginning of Fiscal Year	Charged to Costs and Expenses	Deductions	Balance at End of Fiscal Year
	(in thousands)
Allowance for doubtful accounts:
2006	$40	$1	$(3)	$38
2005	$35	$34	$(29)	$40
2004	$60	$35	$(60)	$35
Inventory reserve:
2006	$2,458	$122	$(301)	$2,279
2005	$2,625	$—	$(167)	$2,458
2004	$2,918	$—	$(293)	$2,625

The deductions are a result of sales of product that were recovered and we are currently using up this reserve as we sell our product.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 29, 2006	Altigen Communications, Inc.
	By:	/s/ GILBERT HU
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

Signature	Title	Date
/s/ GILBERT HU	Chief Executive Officer (principal	December 29, 2006
Gilbert Hu	executive officer) and Director
/s/ PHILIP M. MCDERMOTT	Chief Financial Officer (principal	December 29, 2006
Philip McDermott	financial and accounting officer)
/s/ KENNETH TAI	Director	December 29, 2006
Kenneth Tai
/s/ RICHARD BLACK	Director	December 29, 2006
Richard Black
/s/ TACHENG CHESTER WANG	Director	December 29, 2006
Tacheng Chester Wang
/s/ MIKE MON YEN TSAI	Director	December 29, 2006
Mike Mon Yen Tsai

AltiGen Communications, Inc.
Exhibit Index

Exhibit Number	Description
3.1*	Amended and Restated Certificate of Incorporation.
3.2*****	Second Amended and Restated Bylaws.
4.2*	Specimen common stock certificates.
4.3*	Third Amended and Restated Rights Agreement dated May 7, 1999 by and among AltiGen Communications, Inc. and the Investors and Founder named therein.
10.1*	Form of Indemnification Agreement.
10.2*	1994 Stock Option Plan, as amended, and form of stock option agreement.
10.3*	1998 Stock Purchase Plan.
10.4****	1999 Stock Plan, as amended, and form of stock option agreement.
10.5***	1999 Employee Stock Purchase Plan, as amended, and forms of subscription agreement and notice of withdrawal.
10.8****	Lease agreement: 4555 Cushing Parkway, Fremont, California between VEF III Funding, LLC. And AltiGen Communications, Inc. dated October 1, 2003.
10.19*	Employment Agreement by and between the Registrant and Philip McDermott, dated June 8, 1999.
10.26**++	OEM Agreement between AltiSys Communications and AltiGen Communications, Inc., dated January 18, 1999.
10.27****++	Distribution Agreement between Synnex Information Technologies, Inc. and AltiGen Communications, Inc. dated December 22, 1999.
10.28****++	Distribution Agreement between Graybar Electric Company, Inc. and AltiGen Communications, Inc. dated June 12, 2003.
21.1*	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
23.2	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.
24.1	Power of Attorney (included on signature page).
31.1	Certification of Principal Executive Officer.
31.2	Certification of Principal Financial Officer.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to exhibit filed with the Registrant’s Registration Statement on Form S-1 (No. 333-80037) declared effective on October 4, 1999.
**	Incorporated by reference to exhibit filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001.
***	Incorporated by reference to exhibit filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2002.
****	Incorporated by reference to exhibit filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003.
*****	Incorporated by reference to exhibit filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.
++	Confidential treatment was granted for certain portions of this exhibit.