Form 10-Q
period 2006-12-31
ALTIGEN COMMUNICATIONS INC
filed 2007-02-14
CIK 1003607

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _____________ TO ____________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of our common stock outstanding as of February 9, 2007 was: 15,149,669 shares

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

ALTIGEN COMMUNICATIONS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except share and per share amounts)

	December 31, 2006	September 30, 2006
ASSETS
Current assets:
Cash and cash equivalents	$5,660	$5,053
Short-term investments	4,334	4,869
Accounts receivable, net of allowances of $48 and $38 at December 31,2006 and September 30, 2006, respectively	2,449	2,230
Inventories	1,797	1,382
Prepaid expenses and other current assets	187	123

Total current assets	14,427	13,657

Property and equipment:
Furniture and equipment	1,792	1,783
Computer software	920	920

	2,712	2,703
Less: Accumulated depreciation	(2,085)	(2,022)

Net property and equipment	627	681

Other non-current assets:
Long-term investments	208	211
Long-term deposit	95	95

Total other non-current assets	303	306

Total assets	$15,357	$14,644

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,188	$837
Accrued liabilities:
Payroll and related benefits	271	328
Warranty	267	263
Marketing	83	68
Accrued expense	248	263
Other	357	340
Deferred revenue	821	531

Total current liabilities	3,235	2,630

Long-term deferred rent and other	157	177

Stockholders' equity:
Convertible preferred stock, $0.001 par value; Authorized—5,000,000 shares; Outstanding—none at December 31, 2006 and September 30, 2006	—	—
Common stock, $0.001 par value; Authorized—50,000,000 shares; Outstanding—16,213,564 shares at December 31, 2006 and 16,157,364 shares at September 30, 2006	16	16
Treasury stock at cost — 1,063,895 shares at December 31, 2006 and September 30, 2006	(1,014)	(1,014)
Additional paid-in capital	64,215	63,993
Accumulated other comprehensive loss	—	—
Accumulated deficit	(51,252)	(51,158)

Total stockholders' equity	11,965	11,837

Total liabilities and stockholders' equity	$15,357	$14,644

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALTIGEN COMMUNICATIONS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
 (In thousands, except per share amounts)
	Three Months Ended December 31,
	2006	2005

Net revenue:
Hardware	$3,959	$4,109
Software	413	294
Total net revenue	4,372	4,403
Cost of revenue:
Hardware	1,984	1,997
Software	27	21
Total cost of revenue	2,011	2,018

Gross profit	2,361	2,385

Operating expenses:
Research and development	817	1,027
Sales and marketing	1,169	1,091
General and administrative	582	558

Total operating expenses	2,568	2,676

Loss from operations	(207)	(291)
Equity in net loss of investee	(3)	(10)
Interest and other income, net	120	83

Net loss before taxes	(90)	(218)
Income tax provision	(4)	—
Net loss	$(94)	$(218)

Basic and diluted net loss per share	$(0.01)	$(0.01)

Weighted average shares used in computing basic net loss per share	15,130	14,842

Weighted average shares used in computing diluted net income (loss) per share	15,130	14,842

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALTIGEN COMMUNICATIONS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Three Months Ended December 31,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(94)	$(218)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	63	49
Stock based compensation	151	260
Equity in net loss of investee	3	9
Changes in operating assets and liabilities:
Accounts receivable	(219)	(239)
Inventories	(415)	(338)
Prepaid expenses and other current assets	(64)	(30)
Accounts payable	351	414
Accrued liabilities	(36)	66
Deferred revenue	290	(104)
Long-term deferred rent and other	(20)	(19)

Net cash provided by (used in) operating activities	10	(150)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(5,689)	(5,369)
Proceeds from sale of short-term investments	6,224	6,462
Purchases of property and equipment	(9)	(127)

Net cash provided by investing activities	526	966

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuances of common stock, net of issuance costs	71	117
Net cash provided by financing activities	71	117

NET INCREASE IN CASH AND CASH EQUIVALENTS	607	933
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,053	3,963

CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,660	$4,896

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALTIGEN COMMUNICATIONS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

AltiGen Communications, Inc. (“we” or the “Company”) is a pioneer and market leader in Voice over Internet Protocol (VoIP) telephony systems for small-to medium-sized businesses. We design, manufacture and market next generation, Internet protocol phone systems and contact centers that use both the Internet and the public telephone network to take advantage of the convergence of voice and data communications. Unlike traditional proprietary phone systems, our systems are designed with open architecture and are built on an industry standard platform. This adherence to industry standards allows our products to play an important role in the small-to medium- sized business market by delivering phone systems that can function with other technologies to provide integrated voice and data solutions. We believe this enables our customers to implement communication systems that have an increased return versus past technology investments.

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). These unaudited condensed consolidated financial statements reflect the operations of the Company and its wholly-owned subsidiary. All significant intercompany transactions and balances have been eliminated. In our opinion, these unaudited condensed consolidated financial statements include all adjustments necessary (which are of a normal and recurring nature) for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented.

These financial statements should be read in conjunction with our audited consolidated financial statements for the fiscal year ended September 30, 2006, included in the Company’s 2006 Annual Report on Form 10-K filed with the SEC on December 29, 2006. AltiGen’s results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

We consider all highly liquid investments with an original maturity of three months or less from the date of purchase to be cash equivalents. Short-term investments are in highly liquid financial instruments with original maturities greater than three-months but less than one year and are classified as “available-for-sale” investments. Investments are reported at their fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity. As of December 31, 2006, our cash and cash equivalents consisted of commercial paper and cash deposited in checking and money market accounts.

INVENTORIES

Inventories (which include costs associated with components assembled by third-party assembly manufacturers, as well as internal labor and allocable overhead) are stated at the lower of cost (which approximates actual cost on first-in, first-out method) or market value. Provisions, when required, are made to reduce excess and obsolete inventories to their estimated net realizable values. We regularly monitor inventory quantities on hand and record a provision for excess and obsolete inventories based primarily on our estimated forecast of product demand and production requirements for the next six months. As of September 30, 2006, we recognized $122,000 of provision for excess and obsolete inventories offset by a $301,000 reversal of inventories from prior year. We did not record any provision for excess and obsolete inventories for the three months ended December 31, 2006 and 2005. The components of inventories include (in thousands):

	December 31, 2006	September 30, 2006
Raw materials	$707	$497
Work-in-progress	94	75
Finished goods	996	810
	$1,797	$1,382

LONG-TERM INVESTMENTS

As of December 31, 2006, we held an investment of common stock in a private Taiwanese telecommunication company valued at approximately $195,000 accounted for using the cost method. Our interest in the company is approximately 2%, which interest does not allow us to exercise significant influence.

In July 2004, we purchased common stock of a private Korean telecommunications company for $79,000. As a result of this investment, we acquired approximately 23% of the voting power of the company and have the right to nominate and have elected one of the three members of the company's current board of directors.  We are accounting for this investment using the equity method and record our minority interest of their results in our results of operations. As of December 31, 2006, our investment in the Korean company had a remaining book value of approximately $13,000 compared to $16,000 at September 30, 2006.

We perform a periodic review of our investments for impairment. Our investments are considered impaired when a review of the corporate operations and other indicators of impairment indicate that the carrying value of the investment is not likely to be recoverable. Such indicators include, but are not limited to, limited capital resources, limited prospects of receiving additional financing, and limited prospects for liquidity of the related securities. No write-downs were recorded as of December 31, 2006.

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

As of October 1, 2005, under the adoption of SFAS No. 123(R) 1.3 million of unvested stock options were outstanding.

The following table summarizes the total stock-based compensation expense for the three months ended December 31, 2006 and December 31, 2005 and is included in the Unaudited Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended December 31,	Three Months Ended December 31,
	2006	2005
Cost of goods sold	$7	$12
Research and development	53	100
Selling, general and administrative	91	148
Pre-tax stock-based compensation expense	151	260
Income tax	—	—
Net stock-based compensation expense	$151	$260

The fair value of each option grant during the three months ended December 31, 2006 and December 31, 2005 was estimated at the date of grant using the Black-Scholes option pricing model, and is not subject to revaluation as a result of subsequent stock price fluctuations. The following weighted-average assumptions are used:

	Employee Stock Option Plan for Three Months Ended December 31,
	2006	2005
Expected Life (in years)	5	5
Risk-free interest rate	4.5%	4.4%
Volatility	92%	97%
Expected dividend	0.0%	0.0%

The fair value of each purchase rights granted under the Company’s Employee Stock Purchase Plan during the three months ended December 31, 2006 and December 31, 2005 was estimated at the date of grant using the Black-Scholes option pricing model, and is not subject to revaluation as a result of subsequent stock price fluctuations. The following weighted-average assumptions are used:

	Employee Stock Purchase Plan for Three Months Ended December 31,
	2006	2005
Expected Life (in years)	0.5	0.5
Risk-free interest rate	5.0%	4.3%
Volatility	93%	98%
Expected dividend	0.0%	0.0%

The following table summarizes the Company’s stock option plan as of December 31, 2006, and changes during the three months ended December 31, 2006:

	Number of Shares	Weighted- average Exercise Price	Weighted- Average Remaining Contractual Term
Outstanding at October 1, 2006	3,559,170	$3.76
Granted	5,000	1.57
Exercised	(12,430)	0.61
Forfeitures and cancellations	(40,161)	2.87
Outstanding at December 31, 2006	3,511,579	$3.78	5.37
Vested and expected to vest at December 31, 2006	3,469,768	$3.79	0.10
Exercisable at December 31, 2006	3,043,991	$3.90	4.99

 During the three months ended December 31, 2006, 3.0 million shares of Company common stock issuable upon exercise of outstanding options are exercisable with a weighted-average exercise price of $3.90. The weighted-average remaining contractual term for outstanding options at December 31, 2006 was 5.4 years.

As of December 31, 2006, estimated forfeiture costs associated with such options were approximately $369,000. This cost is to be recognized over a weighted average period of approximately 4 years.

Under the 1999 Employee Stock Purchase Plan (the “1999 Purchase Plan”), we had reserved as of September 30, 2006, 765,640 shares of common stock for issuance to eligible employees at a price equal to 85% of the lower of the fair market value of the common stock on the first day of the offering period or a specified exercise date (last trading day in April or October). During the three months ended December 31, 2006, 43,770 shares were purchased by and distributed to employees at a price of $1.35 per share.

The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option pricing models require the input of highly subjective assumptions, including the expected stock price volatility. We use projected volatility rates, which are based upon historical volatility rates since our initial public offering, trended into future years. We also use historical data to estimate option forfeitures. Because our employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, the existing models do not in management's opinion, provide a reliable single measure of the fair value of our options.

COMPUTATION OF BASIC AND DILUTED NET LOSS PER SHARE

Historical net income (loss) per share has been calculated under SFAS No. 128, “Earnings per Share.” SFAS No. 128 requires companies to compute earnings per share under two methods (basic and diluted). Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average shares of common stock outstanding during the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the three months ended December 31, 2006, basic and diluted net loss per share numbers were identical as potential common shares resulting from the exercise of stock options were antidilutive.

Basic and diluted loss per share for each of the two quarters in the period ended December 31, 2006 and 2005 were as follows (in thousands, except for per share data):

	Three Months Ended December 31,
	2006	2005
Net loss	$(94)	$(218)
Weighted average shares outstanding - basic income (loss) per share	15,130	14,842
Weighted average shares outstanding - diluted income (loss) per share	15,130	14,842
Basic loss per share	$(0.01)	$(0.01)

Diluted net income (loss) per share	$(0.01)	$(0.01)

COMPREHENSIVE INCOME

Comprehensive loss for the three months ended December 31, 2006 and 2005 were as follows (in thousands):

	Three Months Ended December 31,
	2006	2005
Net loss	$(94)	$(218)
Unrealized loss	—	(3)
	$(94)	$(221)

SEGMENT REPORTING

We are organized and operate as two operating segments, the Americas and International. The Americas is comprised of the United States, Canada, Mexico, Central America and the Caribbean. The International Segment is comprised of China, the United Kingdom and Norway.

Net revenue by geographic region based on customer location for the three months ended December 31, 2006 and 2005, respectively, were as follows:

	Three Months Ended December 31,
	2006	2005
Americas	90%	91%
International	10%	9%

International is comprised of revenue primarily from China, the United Kingdom and Norway. Most significant long-lived assets are located in the United States. Our hardware tooling used to develop the IP710 and the IP705 phones is located in Taiwan.

Net revenue by customers that individually accounted for more than 10% of our revenue for the three months ended December 31, 2006 and 2005, respectively, were as follows:

	Three Months Ended December 31,
	2006	2005
AltiSys	13%	17%
Synnex	49%	56%
Graybar	18%	13%

2. WARRANTY

The Company provides a one year warranty for hardware products. We historically have experienced minimal warranty costs. Factors that affect our warranty liability include the number of installed units, historical experience and management's judgment regarding anticipated rates of warranty claims and cost per claim. We assess the adequacy of our recorded warranty liability every quarter and make adjustments to the liability if necessary.

Changes in our warranty liability for the three months ended December 31, 2006 and 2005, respectively, are as follows (in thousands):

	Three Months Ended December 31,
	2006	2005
Beginning balance	$263	$264
Provisions for warranty liability	48	23
Warranty cost including labor, components and scrap	(44)	(35)

Ending balance	$267	$252

3. COMMITMENTS AND CONTINGENCIES

Commitments

We lease our facilities under various operating lease agreements expiring on various dates through February 2009. In December 2003, we leased approximately 32,000 square feet to serve as our headquarters for corporate administration, research and development, manufacturing, and sales and marketing facility in Fremont, California. The lease for our headquarters expires on February 21, 2009. Rent expense for all operating leases totaled approximately $141,000 and $126,000 for the three months ended December 31, 2006 and 2005, respectively. In addition, we lease certain equipment under capital lease arrangements. Minimum future lease payments under all noncancellable capital and operating leases as of December 31, 2006 are as follows (in thousands):

	Capital	Operating
Fiscal Year Ending September 30,	Leases	Leases
Remainder of 2007	$40	$323
2008	47	286
2009	44	92
2010	33	—

Total minimum lease payment	$164	$701

Amount representing interest	$23
Present value of minimum lease payment	141
Total minimum lease payment	$164

Current portion plus current portion of interest	$52
Long-term portion plus long-term portion of interest	112
Total capital lease commitments	$164

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

OVERVIEW

We are a pioneer and market leader in Internet protocol telephony systems for small-to medium-sized businesses. We design, manufacture and market next generation, Internet protocol phone systems and contact centers that use both the Internet and the public telephone network to take advantage of the convergence of voice and data communications. Unlike traditional proprietary phone systems, our systems are designed with open architecture and are built on an industry standard platform. This adherence to industry standards allows our products to play an important role in the small-to medium-sized business market by delivering phone systems that can integrate with other technologies and provide integrated voice and data solutions. We believe this enables our customers to implement communication systems that have an increased return compared to past technology investments. We generated net revenue of $4.4 million for each of the three months ended December 31, 2006 and 2005, respectively. As of December 31, 2006 we had an accumulated deficit of $51.3 million. Net cash provided by operating activities was $10,000 for the three months ended December 31, 2006.

We derive our revenue from sales of our AltiServ telephone systems. Product revenue is comprised of direct sales to end-users (including dealers) and sales to distributors. Revenue from product sales to end users and resellers are recognized upon shipment. We defer recognition of revenue for sales to distributors until they resell our products to their customers. Upon shipment, we also provide a reserve for the estimated cost that may be incurred for product warranty. Under our distribution contracts, a distributor has the right, in certain circumstances, to return products it determines are overstocked, so long as it provides an offsetting purchase order for products in an amount equal to or greater than the dollar value of the returned products. In addition, we provide distributors protection from subsequent price reductions.

Our cost of revenue consists of component and material costs, direct labor costs, provisions for excess and obsolete inventory, warranty costs and overhead related to the manufacturing of our products. Several factors that have affected and will continue to affect our revenue growth are the state of economy, the market acceptance of our products, our ability to add new resellers and our ability to design, develop, and release new products. We engage third-party assemblers, which for the three months ended December 31, 2006, were All Quality Services and Bestronics in San Jose, to insert the hardware components into the printed circuit board. We selected our manufacturing partners with the goals of ensuring a reliable supply of high-quality finished products and lowering per unit product costs as a result of manufacturing economies of scale. We cannot assure you that we will maintain the volumes required to realize these economies of scale or when or if such cost reductions will occur. The failure to obtain such cost reductions could materially adversely affect our gross margins and operating results.

We continue to focus on (i) developing enhancements to our current products to provide greater functionality and increased capabilities, based on our market research, customer feedback and our competitors' product offerings and (ii) creating new product offerings to both enhance our position in our target market segment and enter new geographical markets. Additionally, we intend to continue selling our products to small-to medium-sized businesses and branch offices of larger corporations. Also, we plan to continue to recruit additional resellers and distributors that focus on selling phone systems to our target customers. We believe that the adoption rate for this Internet telephony is much faster with small-to medium-sized businesses because many of them have no significant investment on their books for traditional phone systems. Also we believe that small-to medium-sized businesses are looking for call center-type administration to increase the productivity and efficiency of their contacts with customers. Assuming that current market trends continue; including the growth in acceptance of the call center products, the growth in the marketplaces of Asia, Latin America, the Caribbean, and the status quo of the North American economy; we expect to see continued revenue growth for fiscal year 2007, as a result of our enhanced products.

CRITICAL ACCOUNTING POLICIES

Revenue recognition. Revenues are comprised of direct sales to end-users, including resellers, and sales to distributors. Revenue from sales to end-users are recognized upon shipment, when risk of loss has passed to the customer, collection of the receivable is reasonably assured, persuasive evidence of an arrangement exists, and the price is fixed and determinable. We provide for estimated sales returns and allowances and warranty costs related to such sales at the time of shipment. Net revenue consist of product revenue reduced by estimated sales returns and allowances. Sales to distributors are made under terms allowing certain rights of return and protection against subsequent price declines on our products held by its distributors. Upon termination, any unsold products may be returned by the distributor for a full refund. These agreements may be canceled without cause by either party following a specified notice period. As a result of the above provisions, we defer recognition of distributor revenue until such distributors resell our products to their customers. The amounts deferred as a result of this policy are reflected as “deferred revenue” in the accompanying consolidated balance sheets. The related cost of revenue is also deferred and reported in the consolidated balance sheets as inventory. Our total deferred revenue was $821,000 and $403,000 as of December 31, 2006 and December 31, 2005, respectively.

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

Allowance for Doubtful Accounts. The allowance for doubtful accounts is based on our assessment of the collectibility of specific customer accounts and the aging of the accounts receivable. If there were a deterioration of a major customer’s creditworthiness, or actual defaults were higher than our historical experience, we could be required to increase our allowance and our earnings could be adversely affected. Our allowance for doubtful accounts was $48,000 and $74,000 as of December 31, 2006 and 2005, respectively.

Inventory. Inventory is stated at the lower of cost (first-in, first-out method) or market. Our inventory balance was $1.8 million and $1.3 million as of December 31, 2006 and December 31, 2005, respectively. We regularly review the value of our inventory in detail, with consideration given to future customer demand for our products, obsolescence from rapidly changing technology, and other factors. If actual market conditions are less favorable than those projected by management, and our estimates prove to be inaccurate, we could be required to increase our inventory provision and our gross margins could be adversely affected. As of December 2001, AltiGen had established a reserve to write off $3.5 million of excess inventory which management believed would not be sold.  During 2002 through 2006, AltiGen reversed a portion of the reserve related to inventory which was sold.  The amounts of such reversals were $301,000, $167,000 and $293,000 in fiscal years ending 2006, 2005 and 2004, respectively. Our inventory allowance was $2.3 million as of December 31, 2006.

Warranty. We accrue for warranty costs based on estimated product return rates and the expected material and labor costs to provide warranty services. If actual return rates and repair and replacement costs differ significantly from our estimates, our gross margin could be adversely affected. The liability for product warranties was $267,000 and $252,000 as of December 31, 2006 and December 31, 2005, respectively.

Results of Operations

The following table sets forth consolidated statements of operations data for the periods indicated as a percentage of net revenue.

	Three Months Ended December 31,
	2006	2005
Consolidated Statements of Operations Data:
Net revenue:
Hardware	90.6%	93.3%
Software	9.4	6.7
Total net revenue	100.0	100.0
Cost of revenue:
Hardware	45.4	45.3
Software	0.6	0.5
Total cost of revenue	46.0	45.8

Gross profit	54.0	54.2

Operating expenses:
Research and development	18.7	23.3
Sales and marketing	26.7	24.8
General and administrative	13.3	12.7

Total operating expenses	58.7	60.8

Loss from operations	(4.7)	(6.6)
Equity in net loss of investee	(0.1)	(0.2)
Interest and other income, net	2.7	1.9
Net loss before taxes	(2.1)	(4.9)
Income tax provision	(0.1)	—

Net loss	(2.2)%	(4.9)%

Revenue, net. Revenue consist of sales to end users (including resellers) and distributors.

Net Revenue by Geographic Area:

Net revenue by geographic region based on customer location for the three months ended December 31, 2006 and 2005, respectively, were as follows:

	Three Months Ended December 31,
	2006	2005
Americas	90%	91%
International	10%	9%

International is comprised of revenue primarily from China, the United Kingdom and Norway. Most significant long-lived assets are located in the United States. Our hardware tooling used to develop the IP710 and the IP705 phones is located in Taiwan.

Net Revenue by Customer:

Net revenue by customers that individually accounted for more than 10% of our revenue for the three months ended December 31, 2006 and 2005, respectively, were as follows:

	Three Months Ended December 31,
	2006	2005
AltiSys	13%	17%
Synnex	49%	56%
Graybar	18%	13%

Revenue generated in the Americas accounted for $4.0 million or 90% of revenue for the three months ended December 31, 2006 and $4.0 million or 91% of revenue for the three months ended December 31, 2005. Net revenue for both the three months ended December 31, 2006 and 2005 was $4.4 million.

For the three months ended December 31, 2006, we incurred a net loss of $94,000. During the same period, we recognized $151,000 of non-stock based compensation expense due to the adoption of SFAS No. 123(R).

Cost of revenue. Cost of revenue for both the three months ended December 31, 2006 and December 31, 2005 was $2.0 million. Cost of revenue as a percentage of net revenue was 46% for both the three months ended December 31, 2006 and 2005, respectively. No additional provision for excess or obsolete inventory was necessary in the three months ended December 31, 2006 and December 31, 2005.

Research and development expenses. Research and development expenses consist principally of costs related to salaries and related personnel expenses, consultant fees and prototype expenses related to the design, development and testing of our products and enhancement of our converged telephone system software. Research and development expenses decreased by approximately $210,000 from $1.0 million in the three months ended December 31, 2005 to $817,000 in the three months ended December 31, 2006. Research and development expenses as a percentage of revenue decreased from 23% in the three months ended December 31, 2005 to 19% in the three months ended December 31, 2006. The expense decrease in absolute dollars in research and development was a result of decrease in equipment expenses of approximately $8,000; legal expense of approximately $15,000; project expenses of approximately $64,000; payroll related expenses of approximately $21,000 and $47,000 of non-cash stock based compensation expense required by SFAS No. 123(R). We believe that research and development expenses will increase in the future periods over the long term due to development of new products and continued efforts in the improvement of the current products. In the short term, we expect research and development expenses to remain consistent as management continues to monitor expenses and plans to keep them in line with expected revenue opportunities.

Sales and marketing expenses. Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in marketing, sales and customer support functions, as well as trade shows, advertising, and promotional expenses. Sales and marketing expenses for the three months ended December 31, 2006 were $1.2 million compared to $1.1 million for the three months ended December 31, 2005. Sales and marketing expenses as a percentage of revenue were 27% and 25% for the three months ended December 31, 2006 and 2005, respectively. The expense increase in absolute was primarily due to a $19,000 increase in partner conference expenses; an increase of approximately $26,000 in travel; payroll related costs also increased by approximately $17,000 as well as advertising expenses of approximately $9,000. We anticipate sales and marketing expenses to remain consistent; however, some expenses vary with revenue, such as commissions. If we are successful in enhancing our products, we expect to see continued revenue growth for fiscal year 2007 and, consequently, expect an increase in sales and marketing expenses.

General and administrative expenses. General and administrative expenses consist of salaries and related expenses for executive, finance and administrative personnel, facilities, allowance for doubtful accounts, legal, and other general corporate expenses. General and administrative expenses were $582,000 for the three months ended December 31, 2006 and $558,000 for the three months ended December 31, 2005. The expense increase in absolute dollars in general and administrative expenses in the three month period ended December 31, 2006 as compared to the same period in the prior year was primarily attributable to increased legal expenses associated with corporate governance matters. General and administrative expenses as a percentage of revenue were 13% for both the three months ended December 31, 2006 and 2005, respectively. We expect general and administrative expenses to increase due to the cost associated with compliance with Section 404 of the Sarbanes-Oxley Act during fiscal year 2008.

Equity investment in common stock of private company. In July 2004, we purchased common stock of a private Korean telecommunications company for $79,000. As a result of this investment, we acquired approximately 23% of the voting power of the company and have the right to nominate and have elected one of the three members of the company's board of directors.  We are accounting for this investment using the equity method. The total equity in net losses of this company was approximately $13,000 of which 23%, or $3,000, was recognized in the three months ended December 31, 2006.

 Interest and other income, net. Net interest and other income increased to $120,000 for the three months ended December 31, 2006 from $83,000 for the three months ended December 31, 2005. The increase in net interest and other income for the three months ended December 31, 2006 was primarily a result of higher interest rates. We expect net interest and other income to remain relatively flat with little change in cash available to invest.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through the sale of equity securities. As of December 31, 2006, we had cash and short-term investments totaling $10.0 million consisting of cash and cash equivalents of $5.7 million and $4.3 million of short-term investment with a maturity of greater than 90 days (in thousands):

	Three Months Ended December 31,
	2006	2005
Cash and cash equivalents	$5,660	$4,896
Short-term investments	4,334	4,364

Total cash, cash equivalents and short-term investments	$9,994	$9,260

Cash provided by (used in) operating activities	$10	$(150)
Cash provided by investing activities	$526	$966
Cash provided by financing activities	$71	$117
Net increase in cash and cash equivalents	$607	$933

Changes in Cash Flows

The Company’s net cash provided by operating activities of $10,000 in the three months ended December 31, 2006 was primarily due to a lower net loss of $94,000, a reduction in depreciation and amortization of approximately $63,000 and non-cash stock based compensation expense of $151,000. These factors were partially offset by an increase in accounts receivables of $219,000 and deferred revenue of approximately $290,000. The increase in deferred revenue was primarily due to more products being shipped to distribution channels than was sold. For the three months ended December 31, 2006, net cash provided by non-operating activities was $526,000, which was primarily attributable to proceeds from maturities of short-term investments.

Net accounts receivable increased to $2.4 million at December 31, 2006 from $2.2 million at September 30, 2006. The increase in net accounts receivable was primarily due to a $306,000 payment tied up in holiday mail and received on January 2, 2007, which also contributed to the increases in days sales outstanding (DSO) at 50 days as of December 31, 2006 from 44 as of September 30, 2006.

We ended the first quarter of fiscal 2007 with a cash conversion cycle of 78 days as compared to 55 days for the first quarter of fiscal 2006. The cash conversion cycle is the duration between purchase of inventories and services and the collection of the cash from the sale of our products and services and is a metric on which we have focused as we continue to try to efficiently manage our assets. The cash conversion cycle results from the calculation of days of sales outstanding (DSO) added to days of supply in inventories (DOS), reduced by days of payable outstanding (DPO).

Inventories increased to $1.8 million at December 31, 2006 from $1.4 million at September 30, 2006 and our inventory turn rate decreased to 4.5 at December 31, 2006 from 5.9 at September 30, 2006. This increase in inventories was primarily attributable to the new product introduction of our MAX1000. Our annualized inventory turn rate represents the number of times inventory is replenished during the year. Inventory management will continue to be an area of focus as we balance the need to maintain strategic inventory levels to help ensure competitive lead times with the risk of inventory obsolescence due to rapidly changing technology and customer requirements.

Accounts payable increased to $1.2 million at December 31, 2006 from $837,000 at September 30, 2006. This increase to accounts payable during this period was primarily attributable to an increase in the number of components purchased in the first quarter of fiscal 2007. Accrued payroll-related liabilities decreased to $271,000 at December 31, 2006 from $328,000 at September 30, 2006, primarily as a result of a decrease of $19,000 in commissions and $38,000 decrease in employee stock purchase plan contribution.

During the three months ended December 31, 2006, our net cash provided by financing activities was $71,000 which was related to the proceeds from the exercise of employee stock option and stock purchases through our employee stock purchase plan.

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

We do not have any material commitments for capital expenditures as of December 31, 2006. We have a commitment under our noncancellable capital and operating lease in the amount of $865,000 as of December 31, 2006. We believe, we have sufficient cash reserves to allow us to continue operations for more than a year. Our cash and short-term investments totaled $10.0 million as of December 31, 2006. The following table represents our future commitments as of December 31, 2006 (in thousands):

	Payment Due by Period
Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Operating leases obligation	$701	$323	$378	$—	$—
Capital leases obligation	164	40	91	33	—
Total	$865	$363	$469	$33	$—

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

We have had a history of operating losses since our inception and, as of December 31, 2006, we had an accumulated deficit of $51.3 million. We may incur operating losses in the future, and these losses could be substantial and impact our ability to maintain profitability. We do not expect to increase expenditures for product development, general and administrative expenses, and sales and marketing expenses; however, if we cannot maintain current revenue or revenue growth, we will not achieve or sustain profitability or positive operating cash flows. Even if we achieve profitability and positive operating cash flows, we may not be able to sustain or increase profitability or positive operating cash flows on a quarterly or annual basis.

Our operating results vary, making future operating results difficult to predict.

Our quarterly and annual operating results have varied significantly in the past and likely will vary significantly in the future. A number of factors, many of which are beyond our control, have caused and may in the future cause our operating results to vary, including:

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

We face competition from companies providing traditional private telephone systems. Our principal competitors that produce these telephone systems are Avaya Communications, NEC and Nortel Networks. We also compete against providers of multi-function telecommunications systems, including 3Com Corporation and Cisco Systems, Inc., as well as any number of future competitors. Many of our competitors are substantially larger than we are and have significantly greater name recognition, financial resources, sales and marketing teams, technical and customer support, manufacturing capabilities and other resources. These competitors also may have more established distribution channels and stronger relationships with service providers. These competitors may be able to respond more rapidly to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion and sale of their products. These competitors may enter our existing or future markets with products that may be less expensive, provide higher performance or additional features or be introduced earlier than our phone systems. We also expect that other companies may enter our market with better products and technologies. If any technology that is competing with ours is more reliable, faster, less expensive or has other advantages over our technology, then the demand for our products and services could decrease and harm our business.

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

We sell the majority of our products through dealers and distributors, which limits our ability to control the timing of those sales, and which makes it more difficult to predict our revenue.

We do not recognize revenue from the sale of our products to our distributors until these products are sold to either resellers or end-users. Sales through direct dealers accounted for 20% of our net revenue and sales through our three key distributors, Altisys, Graybar and Synnex, accounted for 80% of our net revenue in the three months ended December 31, 2006. We have little control over the timing of product sales to dealers and end users. Our lack of control over the revenue that we recognize from our distributors’ sales to resellers and end-users limits our ability to predict revenue for any given period. Our future projected budgets and commitments are based in part on our expectations of future sales. If our sales do not meet expectations, it will be difficult for us to reduce our expenses quickly, and consequently our operating results may suffer.

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

We are in the process of documenting, and plan to test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act. Commencing on September 30, 2008, the end of our 2008 fiscal year, the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal controls over financial reporting. During the course of our testing we may identify deficiencies which we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented, or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Effective internal controls are important to help produce reliable financial reports and to prevent financial fraud. If we are unable to assert that our internal control over financial reporting is effective as of the end of our 2008 fiscal year, we could lose investor confidence in the accuracy and completeness of our reported financial information, and the trading price of our stock and our business could be adversely affected.

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

Sales through our three key distributors, Altisys, Graybar and Synnex, accounted for 80% of our net revenue in the three months ended December 31, 2006. Our business and operating results will suffer if any one of these distributors does not continue distributing our products, fails to distribute the volume of our products that it currently distributes or fails to expand our customer base. We also need to establish and maintain relationships with additional distributors and original equipment manufacturers. We may not be able to establish, or successfully manage, relationships with additional distribution partners. In addition, our agreements with distributors typically provide for termination by either party upon written notice to the other party. For example, our agreement with Synnex provides for termination, with or without cause, by either party upon 30 days’ written notice to the other party, or upon insolvency or bankruptcy. Generally, these agreements are non-exclusive and distributors sell products that compete with ours. If we fail to establish or maintain relationships with distributors and original equipment manufacturers, our ability to increase or maintain our sales and our customer base will be substantially harmed.

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

We may begin to outsource a substantial amount of our product assembly and test functions. This outsourcing strategy involves certain risks, including the potential lack of adequate capacity and reduced control over delivery schedules, manufacturing yield, quality and costs. In the event that any of our significant subcontractors were to become unable or unwilling to continue to manufacture or test our products in the required volumes, we would have to identify and qualify acceptable replacements. Finding replacements could take time and we cannot be sure that additional sources would be available to us on a timely basis. Any delay or increase in costs in the assembly and testing of products by third-party subcontractors could seriously harm our business, financial condition and results of operations.

Our expansion in international markets has been slow and steady. However, our plan is to accelerate this growth rate and will involve new risks that our previous domestic operations have not prepared us to address; our failure to address these risks could harm our business, financial condition and results of operations.

For the three months ended December 31, 2006, approximately 10% of our net revenue came from customers outside of the Americas. We intend to expand our international sales and marketing efforts. Our efforts are subject to a variety of risks associated with conducting business internationally, any of which could seriously harm our business, financial condition and results of operations. These risks include:

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

ALTIGEN COMMUNICATIONS, INC.

Date: February 14, 2007	By:	/s/ Philip M. McDermott
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