Form 10-Q
period 2007-03-31
ALTIGEN COMMUNICATIONS INC
filed 2007-05-11
CIK 1003607

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007
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

The number of shares of our common stock outstanding as of May 9, 2007 was: 15,586,050 shares

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

ALTIGEN COMMUNICATIONS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except share and per share amounts)

	March, 31, 2007	September 30, 2006
ASSETS
Current assets:
Cash and cash equivalents	$6,813	$5,053
Short-term investments	3,010	4,869
Accounts receivable, net of allowances of $42 and $38 at March 31,2007 and September 30, 2006, respectively.	1,582	2,230
Inventories	1,950	1,382
Prepaid expenses and other current assets	204	123
Total current assets	13,559	13,657
Property and equipment:
Furniture and equipment	1,816	1,783
Computer software	920	920
	2,736	2,703
Less: Accumulated depreciation	(2,146)	(2,022)
Net property and equipment	590	681
Other non-current assets:
Long-term investments	208	211
Long-term deposit	95	95
Total other non-current assets	303	306
Total assets	$14,452	$14,644

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$675	$837
Accrued liabilities:
Payroll and related benefits	316	328
Warranty	257	263
Marketing	77	68
Accrued expense	239	263
Other	331	340
Deferred revenue	486	531
Total current liabilities	2,381	2,630
Long-term deferred rent and other	135	177
Stockholders' equity:
Convertible preferred stock, $0.001 par value; Authorized—5,000,000 shares; Outstanding—none at March 31, 2007 and September 30, 2006	—	—
Common stock, $0.001 par value; Authorized—50,000,000 shares; Outstanding—16,269,508 shares at March 31, 2007 and 16,157,364 shares at September 30, 2006	16	16
Treasury stock at cost — 1,063,895 shares at March 31, 2007 and September 30, 2006	(1,014)	(1,014)
Additional paid-in capital	64,358	63,993
Accumulated other comprehensive loss	—	—
Accumulated deficit	(51,424)	(51,158)
Total stockholders' equity	11,936	11,837
Total liabilities and stockholders' equity	$14,452	$14,644

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALTIGEN COMMUNICATIONS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
 (In thousands, except per share amounts)

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006

Net revenue:
Hardware	$3,842	$3,828	$7,801	$7,923
Software	303	346	716	654
Total net revenue	4,145	4,174	8,517	8,577
Cost of revenue:
Hardware	1,876	1,909	3,860	3,906
Software	28	26	55	47
Total cost of revenue	1,904	1,935	3,915	3,953
Gross profit	2,241	2,239	4,602	4,624
Operating expenses:
Research and development	825	895	1,642	1,922
Sales and marketing	1,109	999	2,278	2,090
General and administrative	590	527	1,172	1,085
Total operating expenses	2,524	2,421	5,092	5,097
Loss from operations	(283)	(182)	(490)	(473)
Equity in net loss of investee	(1)	(14)	(4)	(24)
Interest and other income, net	115	85	235	168
Net loss before tax	(169)	(111)	(259)	(329)
Income taxes	(3)	(9)	(7)	(9)
Net loss	$(172)	$(120)	$(266)	$(338)
Basic and diluted net loss per share	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted average shares used in computing basic and diluted net loss per share	15,163	14,937	15,146	14,889

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALTIGEN COMMUNICATIONS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Six Months Ended March 31,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(266)	$(338)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	124	100
Stock based compensation	256	436
Equity in net loss of investee	3	24
Changes in operating assets and liabilities:
Accounts receivable	648	(201)
Inventories	(568)	(649)
Prepaid expenses and other current assets	(81)	(105)
Accounts payable	(162)	319
Accrued liabilities	(42)	38
Deferred revenue	(45)	257
Long-term deferred rent and other	(42)	(38)
Net cash used in operating activities	(175)	(157)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(10,997)	(6,404)
Proceeds from sale of short-term investments	12,856	7,476
Purchases of property and equipment	(33)	(229)
Net cash provided by investing activities	1,826	843
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuances of common stock, net of issuance costs	109	218
Net cash provided by financing activities	109	218
NET INCREASE IN CASH AND CASH EQUIVALENTS	1,760	904
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,053	3,963
CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,813	$4,867

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$(1)	$(1)
Interest	$7	$9

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

CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

We consider all highly liquid investments with an original maturity of three months or less from the date of purchase to be cash equivalents. Short-term investments are in highly liquid financial instruments with original maturities greater than three-months but less than one year and are classified as “available-for-sale” investments. Investments are reported at their fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity. As of March 31, 2007, our cash and cash equivalents consisted of commercial paper and cash deposited in checking and money market accounts.

INVENTORIES

Inventories (which include costs associated with components assembled by third-party assembly manufacturers, as well as internal labor and allocable overhead) are stated at the lower of cost (which approximates actual cost on first-in, first-out method) or market value. Provisions, when required, are made to reduce excess and obsolete inventories to their estimated net realizable values. We regularly monitor inventory quantities on hand and record a provision for excess and obsolete inventories based primarily on our estimated forecast of product demand and production requirements for the next six months. As of September 30, 2006, we recognized $122,000 of provision for excess and obsolete inventories offset by a $301,000 reversal of inventories from prior year. For the six months ended March 31, 2007, we recognized $9,000 of provision for excess and obsolete inventories. We did not record any provision for excess and obsolete inventories for the six months ended March 31, 2006. The components of inventories include (in thousands):

	March 31,	September 30,
	2007	2006
Raw materials	$655	$497
Work-in-progress	205	75
Finished goods	1,090	810
	$1,950	$1,382

LONG-TERM INVESTMENTS

As of March 31, 2007, we held an investment of common stock in a private Taiwanese telecommunication company valued at approximately $195,000 using the cost method. Our interest in the company is approximately 2%, which interest does not allow us to exercise significant influence.

In July 2004, we purchased common stock of a private Korean telecommunications company for $79,000. As a result of this investment, we acquired approximately 23% of the voting power of the company and have the right to nominate and have elected one of the three members of the company's current board of directors.  We are accounting for this investment using the equity method and record our minority interest of their results in our results of operations. As of March 31, 2007, our investment in the Korean company had a remaining book value of approximately $12,000.

We perform a periodic review of our investments for impairment. Our investments are considered impaired when a review of the corporate operations and other indicators of impairment indicate that the carrying value of the investment is not likely to be recoverable. Such indicators include, but are not limited to, limited capital resources, limited prospects of receiving additional financing, and limited prospects for liquidity of the related securities. No write-downs were recorded as of March 31, 2007.

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

STOCK-BASED COMPENSATION

Commencing October 1, 2005, we adopted the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 123(R), Stock-Based Compensation (“SFAS No. 123(R)”), which requires all share-based compensations, including grants of stock options, to be recognized in the income statement as an operating expense, based on their fair values.

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

The following table summarizes the total stock-based compensation expense for the three and six months ended March 31, 2007 and March 31, 2006 from all of the Company’s stock compensation plans, included in the Unaudited Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006

Cost of goods sold	$4	$8	$11	$20
Research and development	36	59	89	159
Selling, general and administrative	65	109	156	257
Pre-tax stock-based compensation expense	105	176	256	436
Income tax	—	—	—	—
Net stock-based compensation expense	$105	$176	$256	$436

The fair value of each option grant during the six months ended March 31, 2007 and March 31, 2006 was estimated at the date of grant using the Black-Scholes option pricing model, and is not subject to revaluation as a result of subsequent stock price fluctuations. The following weighted-average assumptions are used:

	Employee Stock Option Plan for Three Months Ended March 31,		Employee Stock Option Plan for Six Months Ended March 31,
	2007	2006	2007	2006
Expected Life (in years)	5	5	5	5
Risk-free interest rate	4.8%	4.4%	4.8%	4.4%
Volatility	92%	96%	92%	96%
Expected dividend	0.0%	0.0%	0.0%	0.0%

The fair value of each purchase rights granted under the Company’s Employee Stock Purchase Plan during the six month ended March 31, 2007 and March 31, 2006 were estimated at the date of grant using the Black-Scholes option pricing model, and is not subject to revaluation as a result of subsequent stock price fluctuations. The following weighted-average assumptions are used:

	Employee Stock Purchase Plan for Three Months Ended March 31,		Employee Stock Purchase Plan for Six Months Ended March 31,
	2007	2006	2007	2006
Expected Life (in years)	0.5	0.5	0.5	0.5
Risk-free interest rate	5.1%	4.3%	5.1%	4.3%
Volatility	91%	98%	91%	98%
Expected dividend	0.0%	0.0%	0.0%	0.0%

The following table summarizes the activity in the Company’s stock option plan during the three months ended March 31, 2007:

	Number of Shares	Weighted- average Exercise Price	Weighted-Average Remaining Contractual Term
Outstanding at January 1, 2007	3,511,579	$3.78
Granted	24,000	1.56
Exercised	(52,448)	0.73
Forfeitures and cancellations	(52,658)	4.84
Outstanding at March 31, 2007	3,430,473	$3.79	5.08
Vested and expected to vest at March 31, 2007	3,366,831	$3.81	5.03
Exercisable at March 31, 2007	3,023,580	$3.92	4.72

 During the three months ended March 31, 2007, 3.0 million shares of Company common stock issuable upon exercise of outstanding options were exercisable with a weighted-average exercise price of $3.92. The weighted-average remaining contractual term for outstanding options at March 31, 2007 was 5.1 years.

As of March 31, 2007, estimated forfeiture costs associated with such options were approximately $309,000. This cost is to be recognized over a weighted average period of approximately 4 years.

Under the 1999 Employee Stock Purchase Plan (the “1999 Purchase Plan”), we had reserved as of September 30, 2006, 765,640 shares of common stock for issuance to eligible employees at a price equal to 85% of the lower of the fair market value of the common stock on the first day of the offering period or a specified exercise date (last trading day in April or October). During the six months ended March 31, 2007, 47,266 shares were purchased by and distributed to employees at a price of $1.35 per share.

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

COMPUTATION OF BASIC AND DILUTED NET LOSS PER SHARE

Historical net income (loss) per share has been calculated under SFAS No. 128, “Earnings per Share.” SFAS No. 128 requires companies to compute earnings per share under two methods (basic and diluted). Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average shares of common stock outstanding during the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the three and six months ended March 31, 2007 and 2006, basic and diluted net loss per share numbers were identical as potential common shares resulting from the exercise of stock options were antidilutive.

Basic and diluted loss per share for each of the three and six month periods ended March 31, 2007 and March 31, 2006 are computed as follows (in thousands, except for per share data):

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
Net loss	$(172)	$(120)	$(266)	$(338)
Weighted average shares outstanding - basic income (loss) per share	15,163	14,937	15,146	14,889
Weighted average shares outstanding - diluted income (loss) per share	15,163	14,937	15,146	14,889
Basic loss per share	$(0.01)	$(0.01)	$(0.02)	$(0.02)
Diluted net income (loss) per share	$(0.01)	$(0.01)	$(0.02)	$(0.02)

COMPREHENSIVE LOSS

Comprehensive loss consists of net loss and net unrealized gain (losses) on available-for-sales investments. Comprehensive loss for the three and six month periods ended March 31, 2007 and 2006 were as follows (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
Net loss	$(172)	$(120)	$(266)	$(338)
Change in unrealized gain (loss) on securities available for sale	—	—	—	—
Comprehensive loss	$(172)	$(120)	$(266)	$(338)

SEGMENT REPORTING

We are organized and operate as two operating segments, the Americas and International. The Americas is comprised of the United States, Canada, Mexico, Central America and the Caribbean. The International segment is comprised of China, the United Kingdom and Norway.

Net revenue by geographic region based on customer location for the three and six months ended March 31, 2007 and 2006, respectively, were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
Americas	91%	93%	90%	92%
International	9%	7%	10%	8%
Total	100%	100%	100%	100%

International is comprised of revenue primarily from China, the United Kingdom and Norway. Most significant long-lived assets are located in the United States. Our hardware tooling used to develop the IP710 and the IP705 phones is located in Taiwan.

Net revenue by customers that individually accounted for more than 10% of our revenue for the three and six months ended March 31, 2007 and 2006, respectively, were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
AltiSys	14%	15%	14%	16%
Synnex	54%	52%	51%	55%
Graybar	13%	17%	15%	15%

2. WARRANTY

The Company provides a one-year warranty for hardware products. We historically have experienced minimal warranty costs. Factors that affect our warranty liability include the number of installed units, historical experience and management's judgment regarding anticipated rates of warranty claims and cost per claim. We assess the adequacy of our recorded warranty liability every quarter and make adjustments to the liability if necessary.

Changes in our warranty liability for the three and six months ended March 31, 2007 and 2006, respectively, are as follows (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
Beginning balance	$267	$252	$263	$264
Provisions for warranty liability	37	56	85	79
Warranty cost including labor, components and scrap	(47)	(33)	(91)	(68)
Ending balance	$257	$275	$257	$275

3. COMMITMENTS AND CONTINGENCIES

Commitments

We lease our facilities under various operating lease agreements expiring on various dates through February 2009. In December 2003, we leased approximately 32,000 square feet to serve as our headquarters for corporate administration, research and development, manufacturing, and sales and marketing facility in Fremont, California. The lease for our headquarters expires on February 21, 2009. Rent expense for all operating leases totaled approximately $142,000 and $283,000 for the three and six months ended March 31, 2007, respectively as compared to $132,000 and $258,000 for three and six months ended March 31, 2006, respectively. In addition, we lease certain equipment under capital lease arrangements. Minimum future lease payments under all noncancellable capital and operating leases as of March 31, 2007 are as follows (in thousands):

	Capital	Operating
Fiscal Year Ending September 30,	Leases	Leases
Remainder of 2007	$26	$201
2008	47	286
2009	44	92
2010	33	—
Total minimum lease payment	$150	$579

Amount representing interest	$20
Present value of minimum lease payment	130
Total minimum lease payment	$150

Current portion plus current portion of interest	$51
Long-term portion plus long-term portion of interest	99
Total capital lease commitments	$150

Contingencies

We may become party to litigation in the normal course of our business. Litigation in general, and intellectual property and securities litigation in particular, can be expensive and disruptive to normal business operations. Moreover, the results of complex litigation are difficult to predict.

On September 6, 2002, Vertical Networks, Inc. filed suit against us in the United States District Court for the Northern District of California, alleging infringement of Vertical Networks’ U.S. Patents Nos. 6,266,341; 6,289,025; 6,292,482; 6,389,009; and 6,396,849. On October 28, 2002, Vertical Networks amended its complaint to add allegations of infringement of U.S. Patents Nos. 5,617,418 and 5,687,174. Vertical Networks filed a second amended complaint on November 20, 2002 to identify our products and/or activities that allegedly infringe the seven patents-in-suit. Vertical Networks seeks a judgment of patent infringement and an award of damages, including treble damages for alleged willful infringement, and attorneys’ fees and costs. We filed an answer and counterclaims for declaratory relief on December 9, 2002. On December 26, 2002, Vertical Networks filed its answer to our counterclaims. Vertical Networks served its preliminary infringement contentions on us on April 9, 2003 and we served Vertical Networks our preliminary invalidity contentions on June 3, 2003 and July 14, 2003. To date, the parties have exchanged some discovery, but no depositions have been taken, and no motions are currently pending. On October 7, 2003, the parties filed a stipulation to stay this action, pending the outcome of the reissue of some of the subject patents before the U.S. Patent and Trademark Office. Although the patents have now reissued, the plaintiff requested that the stay continue and the court granted a temporary continuation of the stay. We believe we have strong defenses and arguments in this dispute and intend to vigorously litigate our position. Management’s view is that any loss from this litigation is not probable or estimable. Therefore, we have not established a reserve on our balance sheets as to any liability related to the outcome of this action.

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

The forward-looking statements contained herein reflect our judgment as of the date of this report with respect to future events, the outcome of which is subject to certain risks that may have a significant impact on our business, operating results or financial condition. You are cautioned that these forward-looking statements are inherently uncertain. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. You should carefully review the cautionary statements contained in this Form 10-Q, including those found in our Form 10-K filed with the SEC on December 29, 2006.

OVERVIEW

We are a pioneer and market leader in Internet protocol telephony systems for small-to medium-sized businesses. We design, manufacture and market next generation, Internet protocol phone systems and contact centers that use both the Internet and the public telephone network to take advantage of the convergence of voice and data communications. Unlike traditional proprietary phone systems, our systems are designed with open architecture and are built on an industry standard platform. This adherence to industry standards allows our products to play an important role in the small-to medium-sized business market by delivering phone systems that can integrate with other technologies and provide integrated voice and data solutions. We believe this enables our customers to implement communication systems that have an increased return compared to past technology investments. We generated net revenue of $4.1 million and $8.5 million for the three and six months ended March 31, 2007, respectively, compared to net revenue of $4.2 million and $8.6 million for the three and six months ended March 31, 2006, respectively. As of March 31, 2007, we had an accumulated deficit of $51.4 million. Net cash used in operating activities was $175,000 for the six month ended March 31, 2007.

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

Our cost of revenue consists of component and material costs, direct labor costs, provisions for excess and obsolete inventory, warranty costs and overhead related to the manufacturing of our products. Several factors that have affected and will continue to affect our revenue growth are the state of economy, the market acceptance of our products, our ability to add new resellers and our ability to design, develop, and release new products. We engage third-party assemblers, which for the six months ended March 31, 2007, were All Quality Services and Bestronics in San Jose, to insert the hardware components into the printed circuit board. We selected our manufacturing partners with the goals of ensuring a reliable supply of high-quality finished products and lowering per unit product costs as a result of manufacturing economies of scale. We cannot assure you that we will maintain the volumes required to realize these economies of scale or when or if such cost reductions will occur. The failure to obtain such cost reductions could materially adversely affect our gross margins and operating results.

We continue to focus on (i) developing enhancements to our current products to provide greater functionality and increased capabilities, based on our market research, customer feedback and our competitors' product offerings and (ii) creating new product offerings to both enhance our position in our target market segment and enter new geographical markets. Additionally, we intend to continue selling our products to small-to medium-sized businesses and branch offices of larger corporations. Also, we plan to continue to recruit additional resellers and distributors that focus on selling phone systems to our target customers. We believe that the adoption rate for this Internet telephony is much faster with small-to medium-sized businesses because many of them have no significant investment on their books for traditional phone systems. Also we believe that small-to medium-sized businesses are looking for call center-type administration to increase the productivity and efficiency of their contacts with customers. Assuming that current market trends continue; including the growth in acceptance of the call center products, the growth in the marketplaces of Asia, Latin America, the Caribbean, and the status quo of the North American economy; as a result of our enhanced products, we expect to see continued revenue growth for fiscal year 2007.

CRITICAL ACCOUNTING POLICIES

Revenue recognition. Revenues are comprised of direct sales to end-users, including resellers, and sales to distributors. Revenue from sales to end-users are recognized upon shipment, when risk of loss has passed to the customer, collection of the receivable is reasonably assured, persuasive evidence of an arrangement exists, and the price is fixed and determinable. We provide for estimated sales returns and allowances and warranty costs related to such sales at the time of shipment. Net revenue consist of product revenue reduced by estimated sales returns and allowances. Sales to distributors are made under terms allowing certain rights of return and protection against subsequent price declines on our products held by its distributors. Upon termination, any unsold products may be returned by the distributor for a full refund. These agreements may be canceled without cause by either party following a specified notice period. As a result of the above provisions, we defer recognition of distributor revenue until such distributors resell our products to their customers. The amounts deferred as a result of this policy are reflected as “deferred revenue” in the accompanying consolidated balance sheets. The related cost of revenue is also deferred and reported in the consolidated balance sheets as inventory. Our total deferred revenue was $486,000 and $764,000 as of March 31, 2007 and March 31, 2006, respectively.

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

Allowance for Doubtful Accounts. The allowance for doubtful accounts is based on our assessment of the collectibility of specific customer accounts and the aging of the accounts receivable. If there was a deterioration of a major customer’s creditworthiness, or actual defaults were higher than our historical experience, we could be required to increase our allowance and our earnings could be adversely affected. Our allowance for doubtful accounts was $42,000 and $36,000 as of March 31, 2007 and 2006, respectively.

Inventory. Inventory is stated at the lower of cost (first-in, first-out method) or market. Our inventory balance was $1.9 million and $1.6 million as of March 31, 2007 and March 31, 2006, respectively. We regularly review the value of our inventory in detail, with consideration given to future customer demand for our products, obsolescence from rapidly changing technology, and other factors. If actual market conditions are less favorable than those projected by management, and our estimates prove to be inaccurate, we could be required to increase our inventory provision and our gross margins could be adversely affected. As of December 2001, AltiGen had established a reserve to write off $3.5 million of excess inventory which management believed would not be sold.  During 2002 through 2006, AltiGen reversed a portion of the reserve related to inventory which was sold.  The amounts of such reversals were $301,000, $167,000 and $293,000 in fiscal years ending 2006, 2005 and 2004, respectively. During the quarters ended March 31, 2007 and 2006, respectively, inventory allowance was $2.3 million.

Warranty. We accrue for warranty costs based on estimated product return rates and the expected material and labor costs to provide warranty services. If actual return rates and repair and replacement costs differ significantly from our estimates, our gross margin could be adversely affected. The liability for product warranties was $257,000 and $276,000 as of March 31, 2007 and March 31, 2006, respectively.

Results of Operations

The following table sets forth consolidated statements of operations data for the periods indicated as a percentage of net revenue.

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
Consolidated Statements of Operations Data:
Net revenue:
Hardware	92.7%	91.7%	91.6%	92.4%
Software	7.3	8.3	8.4	7.6
Total net revenue	100.0	100.0	100.0	100.0

Cost of revenue:
Hardware	45.3	45.7	45.3	45.6
Software	0.7	0.6	0.7	0.5
Total cost of revenue	46.0	46.3	46.0	46.1

Gross profit	54.0	53.7	54.0	53.9

Operating expenses:
Research and development	19.9	21.4	19.3	22.4
Sales and marketing	26.8	24.0	26.7	24.4
General and administrative	14.2	12.7	13.8	12.6

Total operating expenses	60.9	58.1	59.8	59.4

Loss from operations	(6.9)	(4.4)	(5.8)	(5.5)
Equity in net loss of investee	(0.0)	(0.3)	(0.0)	(0.3)
Interest and other income, net	2.8	2.0	2.8	2.0
Net loss before taxes	(4.1)	(2.7)	(3.0)	(3.8)
Provision for income taxes	(0.1)	(0.2)	(0.1)	(0.1)

Net loss	(4.2)%	(2.9)%	(3.1)%	(3.9)%

Revenue, net. Revenue consist of sales to end users (including resellers) and distributors.

Net Revenue by Geographic Area:

Net revenue by geographic region based on customer location for the three and six months ended March 31, 2007 and 2006, respectively, were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
Americas	91%	93%	90%	92%
International	9%	7%	10%	8%
Total	100%	100%	100%	100%

International is comprised of revenue primarily from China, the United Kingdom and Norway. Most significant long-lived assets are located in the United States. Our hardware tooling used to develop the IP710 and the IP705 phones is located in Taiwan.

Net Revenue by Customer:

Net revenue by customers that individually accounted for more than 10% of our revenue for the three and six months ended March 31, 2007 and 2006, respectively, were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
AltiSys	14%	15%	14%	16%
Synnex	54%	52%	51%	55%
Graybar	13%	17%	15%	15%

Revenue generated in the Americas accounted for $3.8 million or 91% and $7.7 million or 90%, for the three and six months ended March 31, 2007, respectively, as compared to $3.9 million, or 93%, and $7.9 million, or 92%, for the three and six months ended March 31, 2006, respectively. Net revenue decreased 1% to $4.1 million for the three months ended March 31, 2007 as compared to $4.2 million for the three months ended March 31, 2006. The decrease is largely attributable to change in our product mix. Total units shipped increased by 21%, however, due to product mix the average selling price per unit dropped by approximately 21%. We sold more of the smaller units in the second quarter of fiscal 2007 compared to the same period in fiscal 2006. Net revenue decreased 1% to $8.5 million for the six months ended March 31, 2007 from $8.6 million for the six months ended March 31, 2006. This is primarily due to change in our product mix. Total units shipped increased by 6%, however, due to product mix, the average selling price per unit dropped by approximately 8%. We sold more of the smaller units in the six months ended March 31, 2007 compared to the same period in the prior year.

For the three and six months ended March 31, 2007, we incurred a net loss of $172,000 and $266,000, respectively. During such periods, we recognized $105,000 and $256,000, respectively, of non-cash stock based-compensation expense and as a result of the adoption of SFAS No. 123(R).

Cost of revenue. Cost of revenue for the three and six months ended March 31, 2007 and March 31, 2006 was $1.9 million and $3.9 million, respectively. Cost of revenue as a percentage of net revenue was 46% for both the three and six months ended March 31, 2007 and March 31, 2006, respectively.

Research and development expenses. Research and development expenses consist principally of salaries and related personnel expenses, consultant fees and prototype expenses related to the design, development and testing of our products and enhancement of our converged telephone system software. Research and development expenses decreased to $825,000, or 20% of revenue, for the three months ended March 31, 2007 from $895,000, or 21% of revenue, for the same period in fiscal 2006. This expense decrease in absolute dollars was primarily the result of decrease in project related expenses of approximately $63,000 and payroll related expenses of approximately $6,000. Research and development expenses decreased to $1.6 million, or 19% of revenue, for the six months ended March 31, 2007 from $1.9 million, or 22% of revenue, for the same period in fiscal 2006. This expense decrease in absolute dollars is attributable to a reduction in project related expenses of approximately $106,000; $70,000 reduction in non-cash stock-based compensation required by SFAS No.123(R); payroll related expenses of approximately $42,000 and overhead allocations of approximately $42,000. We believe that continued spending on research and development to develop new products and improve manufacturing process is critical to our success and, consequently, expect to increase research and development expenses in the future periods over the long term. In the short term, we expect research and development expenses to remain consistent as management continues to monitor expenses and plans to keep them in line with expected revenue opportunities.

Sales and marketing expenses. Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in marketing, sales and customer support functions, as well as trade shows, advertising, and promotional expenses. Sales and marketing expenses increased to $1.1 million for the three months ended March 31, 2007 from approximately $999,000 for the same period in fiscal 2006. This increase in absolute dollars was primarily the result of increase in advertising expenses of approximately $73,000 and $23,000 in service related expenses. Sales and marketing expenses as a percentage of revenue increased to 27% for the three months ended March 31, 2007 from 24% for the same period in fiscal 2006. For the six months ended March 31, 2007, sales and marketing expenses increased to $2.3 million from approximately $2.1 million for the same period in fiscal 2006. The expense increase in absolute dollars was the result of increased advertising expenses of approximately $82,000; partner conference expenses of approximately $27,000; $22,000 in travel related expenses and $40,000 in service related expenses. Sales and marketing expenses as a percentage of revenue increased to 27% for the six months ended March 31, 2007 from 24% for the same period in fiscal 2006. We anticipate sales and marketing expenses will increase in future periods over the long term due to increased staffing levels, particularly in sales, as well as increased commission expense to the extent the Company achieves higher sales levels. If we are successful in enhancing our products, we expect to see continued revenue growth for fiscal year 2007 and, consequently, expect an increase in sales and marketing expenses.

General and administrative expenses. General and administrative expenses consist of salaries and related expenses for executive, finance and administrative personnel, facilities, allowance for doubtful accounts, legal, and other general corporate expenses. General and administrative expenses increased to $590,000 for the three months ended March 31, 2007 from $527,000 in the same period in the prior year. The increase in absolute dollars was primarily related to an increase in consulting related services of approximately $37,000; $12,000 increase in legal expenses associated with corporate governance matters; and $8,000 increase in travel related expenses. General and administrative expenses for the six months ended March 31, 2007 increased to $1.2 million from $1.1 million as compared with the same period in the prior year. This was mainly the result of a $47,000 increase in consulting related services and $44,000 increase in legal expenses related to corporate governance matters. General and administrative expenses as a percentage of revenue increased 14% for the three months ended March 31, 2007 from 13% for the same period in fiscal 2006. For the six months ended March 31, 2007, general and administrative expenses as a percentage of revenue increased to 14% as compared to 13% during the same period in the prior year. In the short term, we expect general and administrative expenses to remain consistent as we continue to focus on controlling costs. In the long term, we expect general and administrative expenses to increase due to costs associated with Sarbanes-Oxley 404 compliance efforts during fiscal year 2008.

 Equity investment in common stock of private company. In July 2004, we purchased common stock of a private Korean telecommunications company for $79,000. As a result of this investment, we acquired approximately 23% of the voting power of the company and have the right to nominate and have elected one of the three members of the company's board of directors.  We are accounting for this investment using the equity method. The total equity in net losses of this company was approximately $1,000 and $4,000 for the three and six months ended March 31, 2007, respectively, compared to $14,000 and $24,000 for the same period in fiscal 2006.

 Interest and other income, net. Net interest and other income increased to $115,000 and $235,000 for the three and six months ended March 31, 2007, respectively, from $85,000 and $168,000 for the same periods in fiscal 2006. The increase in net interest and other income for the six months ended March 31, 2007 was primarily a result of higher interest rates. We expect net interest and other income to remain relatively flat with little change in cash available to invest.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through the sale of equity securities. As of March 31, 2007, we had cash and short-term investments totaling $9.8 million consisting of cash and cash equivalents of $6.8 million and $3.0 million of short-term investment with a maturity of greater than 90 days (in thousands):

	Six Months Ended March 31,
	2007	2006
Cash and cash equivalents	$6,813	$4,867
Short-term investments	3,010	4,388
Total cash, cash equivalents and short-term investments	$9,823	$9,255

Cash used in operating activities	$(175)	$(157)
Cash provided by investing activities	$1,826	$843
Cash provided by financing activities	$109	$218
Net increase in cash and cash equivalents	$1,760	$904

Changes in Cash Flows

During the six months ended March 31, 2007, the Company’s net cash used in operating activities was $175,000, which was approximately $18,000 higher than the cash used in operating activities during the same period in fiscal 2006. This was primarily due to a decrease of $648,000 in accounts receivable, a $162,000 reduction in accounts payable, approximately $45,000 decrease in deferred revenue and a decrease of $256,000 in stock based compensation expense. These factors were partially offset by an increase in net inventories of $568,000, depreciation and amortization of approximately $124,000 and prepaid expenses of $81,000.

For the six months ended March 31, 2007, the Company’s net cash provided by investing activities was $1.8 million, which was primarily attributable to proceeds from maturities of short-term investments.

Net accounts receivable decreased to $1.6 million at March 31, 2007 from $2.2 million at September 30, 2006. The decrease in net accounts receivable was primarily due to lower deferred revenue, decreasing sales and decrease in days sales outstanding (DSO) at 34 days as of March 31, 2007 from 44 as of September 30, 2006.

We ended the second quarter of fiscal 2007 with a cash conversion cycle of 95 days as compared to 76 days for the second quarter of fiscal 2006. The cash conversion cycle is the duration between purchase of inventories and services and the collection of the cash from the sale of our products and services and is a metric on which we have focused as we continue to try to efficiently manage our assets. The cash conversion cycle results from the calculation of days of sales outstanding (DSO) added to days of supply in inventories (DOS), reduced by days of payable outstanding (DPO).

Inventories increased to $1.9 million at March 31, 2007 from $1.4 million at September 30, 2006 and our inventory turn rate decreased to 4.0 at March 31, 2007 from 5.9 at September 30, 2006. This increase in inventories was primarily attributable to the new product introduction of our MAX1000 Voice over IP (VoIP) phone system. Our annualized inventory turn rate represents the number of times inventory is replenished during the year. Inventory management will continue to be an area of focus as we balance the need to maintain strategic inventory levels to help ensure competitive lead times with the risk of inventory obsolescence due to rapidly changing technology and customer requirements.

Accounts payable decreased to $675,000 at March 31, 2007 from $837,000 at September 30, 2006. This decrease to accounts payable during this period was the result of routine period to period fluctuations.

Generally, as sales levels rise, the Company expects inventories, accounts receivable and accounts payable to increase. However, there will be routine fluctuations in these accounts from period to period that may be significant in amount.

During the six months ended March 31, 2007, our net cash provided by financing activities was $109,000 which was related to the proceeds from the exercise of employee stock option and stock purchases through our employee stock purchase plan.

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

Additional financing, if required, may not be available on acceptable terms, or at all. We also may require additional capital to acquire or invest in complementary businesses or products, or obtain the right to use complementary technologies. If we cannot raise needed funds in the future, on acceptable terms, we may not be able to further develop or enhance our products, take advantage of opportunities, or respond to competitive pressures or unanticipated requirements, which could seriously harm our business. Even if additional financing is available, we may be required to obtain the consent of our stockholders, which we may or may not be able to obtain. In addition, the issuance of equity or equity-related securities will dilute the ownership interest of our stockholders and the issuance of debt securities could increase the risk or perceived risk of investing in our securities.

We do not have any material commitments for capital expenditures as of March 31, 2007. We have a commitment under our noncancellable capital and operating lease in the amount of $729,000 as of March 31, 2007. We believe, we have sufficient cash reserves to allow us to continue operations for more than a year. Our cash and short-term investments totaled $9.8 million as of March 31, 2007. The following table represents our future commitments as of March 31, 2007 (in thousands):

		Payment Due by Period
Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years		More than 5 Years
Operating leases obligation	$579	$201	$378	$	$ —	$—
Capital leases obligation	150	26	91		33	—
Total	$729	$227	$469		$33	$—

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

On September 6, 2002, Vertical Networks, Inc. filed suit against us in the United States District Court for the Northern District of California, alleging infringement of Vertical Networks’ U.S. Patents Nos. 6,266,341; 6,289,025; 6,292,482; 6,389,009; and 6,396,849. On October 28, 2002, Vertical Networks amended its complaint to add allegations of infringement of U.S. Patents Nos. 5,617,418 and 5,687,174. Vertical Networks filed a second amended complaint on November 20, 2002 to identify our products and/or activities that allegedly infringe the seven patents-in-suit. Vertical Networks seeks a judgment of patent infringement and an award of damages, including treble damages for alleged willful infringement, and attorneys’ fees and costs. We filed an answer and counterclaims for declaratory relief on December 9, 2002. On December 26, 2002, Vertical Networks filed its answer to our counterclaims. Vertical Networks served its preliminary infringement contentions on us on April 9, 2003 and we served Vertical Networks our preliminary invalidity contentions on June 3, 2003 and July 14, 2003. To date, the parties have exchanged some discovery, but no depositions have been taken, and no motions are currently pending. On October 7, 2003, the parties filed a stipulation to stay this action, pending the outcome of the reissue of some of the subject patents before the U.S. Patent and Trademark Office. Although the patents have now reissued, the plaintiff requested that the stay continue and the court granted a temporary continuation of the stay. We believe we have strong defenses and arguments in this dispute and intend to vigorously defend our position. Management’s view is that any loss from this litigation is currently not probable or estimable; therefore, the Company has not established a reserve on its balance sheets as to any liability related to the outcome of this action.

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

ALTIGEN COMMUNICATIONS, INC.

Date: May 11, 2007	By:	/s/ Philip M. McDermott
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