Form 10-Q
period 2007-06-30
ALTIGEN COMMUNICATIONS INC
filed 2007-08-13
CIK 1003607

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______________ TO ______________

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

The number of shares of our common stock outstanding as of August 9, 2007 was: 15,643,445 shares

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

ALTIGEN COMMUNICATIONS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except share and per share amounts)

	June 30, 2007	September 30, 2006
ASSETS
Current assets:
Cash and cash equivalents	$8,173	$5,053
Short-term investments	1,891	4,869
Accounts receivable, net of allowances of $32 and $38 at June 30, 2007 and September 30, 2006, respectively.	2,082	2,230
Inventories	2,010	1,382
Prepaid expenses and other current assets	220	123

Total current assets	14,376	13,657

Property and equipment:
Furniture and equipment	1,824	1,783
Computer software	938	920

	2,762	2,703
Less: Accumulated depreciation	(2,209)	(2,022)

Net property and equipment	553	681

Other non-current assets:
Long-term investments	210	211
Long-term deposit	168	95

Total other non-current assets	378	306

Total assets	$15,307	$14,644

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$981	$837
Accrued liabilities:
Payroll and related benefits	349	328
Warranty	249	263
Marketing	79	68
Accrued expense	251	263
Other	382	340
Deferred revenue	618	531

Total current liabilities	2,909	2,630

Long-term deferred rent and other	115	177

Stockholders' equity:
Convertible preferred stock, $0.001 par value; Authorized—5,000,000 shares; Outstanding—none at June 30, 2007 and September 30, 2006	—	—
Common stock, $0.001 par value; Authorized—50,000,000 shares; Outstanding—16,705,742 shares at June 30, 2007 and 16,157,364 shares at September 30, 2006	16	16
Treasury stock at cost — 1,063,895 shares at June 30, 2007 and September 30, 2006	(1,014)	(1,014)
Additional paid-in capital	65,230	63,993
Accumulated other comprehensive loss	—	—
Accumulated deficit	(51,949)	(51,158)

Total stockholders' equity	12,283	11,837

Total liabilities and stockholders' equity	$15,307	$14,644

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALTIGEN COMMUNICATIONS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
 (In thousands, except per share amounts)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
Net revenue:
Hardware	$3,840	$4,426	$11,641	$12,349
Software	341	380	1,057	1,034
Total net revenue	4,181	4,806	12,698	13,383
Cost of revenue:
Hardware	1,920	2,066	5,780	5,972
Software	28	29	83	76
Total cost of revenue	1,948	2,095	5,863	6,048

Gross profit	2,233	2,711	6,835	7,335

Operating expenses:
Research and development	860	932	2,502	2,853
Sales and marketing	1,405	1,160	3,683	3,250
General and administrative	604	516	1,776	1,601

Total operating expenses	2,869	2,608	7,961	7,704

Income (loss) from operations	(636)	103	(1,126)	(369)
Equity in net income (loss) of investee	3	(8)	(1)	(32)
Interest and other income, net	111	100	347	268

Net income (loss) before taxes	(522)	195	(780)	(133)
Income taxes	(4)	(5)	(11)	(14)
Net income (loss)	$(526)	$190	$(791)	$(147)

Basic and diluted net income (loss) per share	$(0.03)	$0.01	$(0.05)	$(0.01)

Weighted average shares used in computing basic net income (loss) per share	15,505	15,000	15,266	14,926
Weighted average shares used in computing diluted net income (loss) per share	15,505	15,605	15,266	14,926

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALTIGEN COMMUNICATIONS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Nine Months Ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(791)	$(147)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	187	156
Stock based compensation	417	627
Equity in net loss of investee	1	33
Changes in operating assets and liabilities:
Accounts receivable	148	(342)
Inventories	(628)	(639)
Prepaid expenses and other current assets	(97)	(36)
Accounts payable	144	396
Accrued liabilities	48	64
Deferred revenue	87	54
Long-term deferred rent and other	(62)	(59)

Net cash provided by (used in) operating activities	(546)	107

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(17,086)	(6,900)
Net proceeds from sale of short-term investments	20,064	10,435
Changes in long-term deposits	(73)	—
Purchases of property and equipment	(59)	(354)

Net cash provided by investing activities	2,846	3,181

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuances of common stock, net of issuance costs	820	302

Net cash provided by financing activities	820	302

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,120	3,590
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,053	3,963

CASH AND CASH EQUIVALENTS, END OF PERIOD	$8,173	$7,553

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$(20)	$(1)
Interest	$(10)	$(13)

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

CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

We consider all highly liquid investments with an original maturity of three months or less from the date of purchase to be cash equivalents. Short-term investments are in highly liquid financial instruments with original maturities greater than three-months but less than one year and are classified as “available-for-sale” investments. Investments are reported at their fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity. As of June 30, 2007, our cash and cash equivalents consisted of commercial paper and cash deposited in checking and money market accounts.

INVENTORIES

Inventories (which include costs associated with components assembled by third-party assembly manufacturers, as well as internal labor and allocable overhead) are stated at the lower of cost (which approximates actual cost on first-in, first-out method) or market value. Provisions, when required, are made to reduce excess and obsolete inventories to their estimated net realizable values. We regularly monitor inventory quantities on hand and record a provision for excess and obsolete inventories based primarily on our estimated forecast of product demand and production requirements for the next six months. As of September 30, 2006, we recognized $122,000 of provision for excess and obsolete inventories offset by a $301,000 reversal of inventories from prior year. For the nine months ended June 30, 2007, we recognized $22,000 of provision for excess and obsolete inventories. The components of inventories include (in thousands):

	June 30,	September 30,
	2007	2006
Raw materials	$815	$497
Work-in-progress	144	75
Finished goods	1,051	810
	$2,010	$1,382

LONG-TERM INVESTMENTS

As of June 30, 2007, we held an investment of common stock in a private Taiwanese telecommunication company valued at approximately $195,000 using the cost method. Our interest in the company is approximately 2%, which does not allow us to exercise significant influence.

In July 2004, we purchased common stock of a private Korean telecommunications company for $79,000. As a result of this investment, we acquired approximately 23% of the voting power of the company. This gives us the right to nominate and elect one of the three members of the company's current board of directors.  We are accounting for this investment using the equity method and record our minority interest in our results of operations. As of June 30, 2007, our investment in the Korean company had a remaining book value of approximately $14,000.

We perform a periodic review of our investments for impairment. Our investments are considered impaired when a review of the corporate operations and other indicators of impairment indicate that the carrying value of the investment is not likely to be recoverable. Such indicators include, but are not limited to, limited capital resources, limited prospects of receiving additional financing, and limited prospects for liquidity of the related securities. The Company determined that no write-downs existed in the nine months ended June 30, 2007.

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

The following table summarizes the total stock-based compensation expense for the three and nine months ended June 30, 2007 and June 30, 2006 from all of the Company’s stock compensation plans, included in the Unaudited Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
Cost of goods sold	$6	$9	$17	$29
Research and development	57	62	146	221
Selling, general and administrative	98	120	254	377
Pre-tax stock-based compensation expense	161	191	417	627
Income tax	—	—	—	—
Net stock-based compensation expense	$161	$191	$417	$627

The fair value of each option grant during the nine months ended June 30, 2007 and June 30, 2006 was estimated at the date of grant using the Black-Scholes option pricing model, and is not subject to revaluation as a result of subsequent stock price fluctuations. The following weighted-average assumptions are used:

	Employee Stock Option Plan Three Months Ended June 30,		Employee Stock Option Plan Nine Months Ended June 30,
	2007	2006	2007	2006
Expected Life (in years)	5	5	5	5
Risk-free interest rate	4.6%	4.9%	4.6%	4.9%
Volatility	91%	95%	91%	95%
Expected dividend	0.0%	0.0%	0.0%	0.0%

The fair value of each purchase rights granted under the Company’s Employee Stock Purchase Plan during the nine month ended June 30, 2007 and June 30, 2006 were estimated at the date of grant using the Black-Scholes option pricing model, and is not subject to revaluation as a result of subsequent stock price fluctuations. The following weighted-average assumptions are used:

	Employee Stock Purchase Plan Three Months Ended June 30,		Employee Stock Purchase Plan Nine Months Ended June 30,
	2007	2006	2007	2006
Expected Life (in years)	0.5	0.5	0.5	0.5
Risk-free interest rate	5.0%	5.0%	5.0%	5.0%
Volatility	90%	96%	90%	96%
Expected dividend	0.0%	0.0%	0.0%	0.0%

The following table summarizes the activity in the Company’s stock option plan during the three months ended June 30, 2007:

Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Options outstanding at April 1, 2007	3,430,473	$3.79
Options granted	739,000	$1.77
Options exercised	(388,750)	$1.66
Options forfeitures or expired	(49,791)	$5.01

Options outstanding at June 30, 2007	3,730,932	$3.60	5.36

Options vested and expected to vest at June 30, 2007	3,601,530	$3.65	5.24

Options exercisable at June 30, 2007	3,041,013	$3.89	4.59

At June 30, 2007, the intrinsic value of the ending outstanding stock options was $924,000. The total ending vested and expected to vest stock options were 3.6 million shares, the weighted average exercise price was $3.65, the intrinsic value was $923,000, and the remaining contractual term was 5.24 years. The total ending exercisable stock options were 3.0 million shares, the intrinsic value was $920,000, the weighted average exercise price was $3.89, and the remaining contractual term was 4.59 years.

Under the 1999 Employee Stock Purchase Plan (the “1999 Purchase Plan”), we had reserved as of September 30, 2006, 765,640 shares of common stock for issuance to eligible employees at a price equal to 85% of the lower of the fair market value of the common stock on the first day of the offering period or a specified exercise date (last trading day in April or October). During the nine months ended June 30, 2007, 94,750 shares were purchased by and distributed to employees at a price of $1.35 per share.

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

COMPUTATION OF BASIC AND DILUTED NET INCOME (LOSS) PER SHARE

Historical net income (loss) per share has been calculated under SFAS No. 128, “Earnings per Share.” SFAS No. 128 requires companies to compute earnings (loss) per share under two methods (basic and diluted). Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average shares of common stock outstanding during the period. Diluted earnings (loss) per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

Basic and diluted income (loss) per share for each of the three and nine month periods ended June 30, 2007 and June 30, 2006 are computed as follows (in thousands, except for per share data):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
Net income (loss)	$(526)	$190	$(791)	$(147)
Weighted average shares outstanding - basic income (loss) per share	15,505	15,000	15,266	14,926
Weighted average shares outstanding - diluted income (loss) per share	15,505	15,605	15,266	14,926
Basic income (loss) per share	$(0.03)	$0.01	$(0.05)	$(0.01)
Diluted income (loss) per share	$(0.03)	$0.01	$(0.05)	$(0.01)

COMPREHENSIVE INCOME (LOSS)

Comprehensive income consists of net income (loss) and net unrealized gain (losses) on available-for-sales investments. Comprehensive loss for the three and nine month periods ended June 30, 2007 and 2006 were as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
Net income (loss)	$(526)	$190	$(791)	$(147)
Change in unrealized gain (loss) on securities available for sale	—	1	—	(1)
Comprehensive income (loss)	$(526)	$189	$(791)	$(148)

SEGMENT REPORTING

We are organized and operate as two operating segments, the Americas and International. The Americas is comprised of the United States, Canada, Mexico, Central America and the Caribbean. The International segment is comprised of China, the United Kingdom and Norway.

Net revenue by geographic region based on customer location for the three and nine months ended June 30, 2007 and 2006, respectively, were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
Americas	92%	88%	91%	90%
International	8%	12%	9%	10%
Total	100%	100%	100%	100%

International is comprised of revenue primarily from China, the United Kingdom and Norway. Most significant long-lived assets are located in the United States. Our hardware tooling used to develop the IP710 and the IP705 phones as well as the tooling used to develop the face plate for the MAX1000 Voice over IP phone system are located in Taiwan.

Net revenue by customers that individually accounted for more than 10% of our revenue for the three and nine months ended June 30, 2007 and 2006, respectively, were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
Synnex	52%	58%	52%	56%
AltiSys	17%	12%	15%	15%
Graybar	14%	13%	15%	14%

2. WARRANTY

The Company provides a one-year warranty for hardware products. We historically have experienced minimal warranty costs. Factors that affect our provision for warranty liability include the number of installed units, historical experience and management's judgment regarding anticipated rates of warranty claims and cost per claim. We assess the adequacy of our recorded provision for warranty liability every quarter and make adjustments to the liability if necessary.

Changes in our provision for warranty liability for the three and nine months ended June 30, 2007 and 2006, respectively, are as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
Beginning balance	$257	$276	$263	$264
Provision for warranty liability	39	50	124	129
Warranty cost including labor, components and scrap	(47)	(30)	(138)	(97)

Ending balance	$249	$296	$249	$296

3. COMMITMENTS AND CONTINGENCIES

Commitments

We lease our facilities under various operating lease agreements expiring on various dates through February 2009. In December 2003, we leased approximately 32,000 square feet to serve as our headquarters for corporate administration, research and development, manufacturing, and sales and marketing facility in Fremont, California. The lease for our headquarters expires on February 21, 2009. Rent expense for all operating leases totaled approximately $134,000 and $417,000 for the three and nine months ended June 30, 2007, respectively, as compared to $140,000 and $399,000 for three and nine months ended June 30, 2006, respectively. The increase from $399,000 to $417,000 for the nine months ended June 30, 2006 and 2007, respectively, was related to the renewal of our building lease agreement for the Beijing office starting in the last month of second quarter of fiscal 2006. Additionally, in June 2007, our Shanghai branch entered into a new lease for a new building for a period of three years. We also lease certain equipment under capital lease arrangements. Minimum future lease payments under all noncancellable capital and operating leases as of June 30, 2007 are as follows (in thousands):
	Capital	Operating
Fiscal Year Ending September 30,	Leases	Leases
Remainder of 2007	$13	$121
2008	47	526
2009	44	332
2010	33	220
Total minimum lease payment	$137	$1,199

Amount representing interest	$17
Present value of minimum lease payment	120
Total minimum lease payment	$137

Current portion plus current portion of interest	$49
Long-term portion plus long-term portion of interest	88
Total capital lease commitments	$137

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

OVERVIEW

We are a pioneer and market leader in Internet protocol telephony systems for small-to medium-sized businesses. We design, manufacture and market next generation, Internet protocol phone systems and contact centers that use both the Internet and the public telephone network to take advantage of the convergence of voice and data communications. Unlike traditional proprietary phone systems, our systems are designed with open architecture and are built on an industry standard platform. This adherence to industry standards allows our products to play an important role in the small-to medium-sized business market by delivering phone systems that can be used with other technologies to provide integrated voice and data solutions. We believe this enables our customers to implement communication systems that have an increased return compared to the legacy telephone systems. We generated net revenue of $4.2 million and $12.7 million for the three and nine months ended June 30, 2007, respectively, compared to net revenue of $4.8 million and $13.4 million for the three and nine months ended June 30, 2006, respectively. As of June 30, 2007, we had an accumulated deficit of $51.9 million. Net cash used in operating activities was $546,000 for the nine months ended June 30, 2007.

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

Our cost of revenue consists of component and material costs, direct labor costs, provisions for excess and obsolete inventory, warranty costs and overhead related to the manufacturing of our products. Several factors that have affected and will continue to affect our revenue growth are the state of economy, the market acceptance of our products, our ability to add new resellers and our ability to design, develop, and release new products. We engage third-party assemblers, which for the nine months ended June 30, 2007, were All Quality Services and Bestronics in San Jose, to insert the hardware components into the printed circuit board. We selected our manufacturing partners with the goals of ensuring a reliable supply of high-quality finished products and lowering per unit product costs as a result of manufacturing economies of scale. We cannot assure you that we will maintain the volumes required to realize these economies of scale or when or if such cost reductions will occur. The failure to obtain such cost reductions could materially adversely affect our gross margins and operating results.

We continue to focus on (i) developing enhancements to our current products to provide greater functionality and increased capabilities, based on our market research, customer feedback and our competitors' product offerings and (ii) creating new product offerings to both enhance our position in our target market segment and enter new geographical markets. Additionally, we intend to continue selling our products to small-to medium-sized businesses and branch offices of larger corporations. Also, we plan to continue to recruit additional resellers and distributors that focus on selling phone systems to our target customers. We believe that the adoption rate for this Internet telephony is much faster with small-to medium-sized businesses because many of them have no significant investment on their books for traditional phone systems. Also we believe that small-to medium-sized businesses are looking for call center-type administration to increase the productivity and efficiency of their contacts with customers. Assuming that current market trends continue; including the growth in acceptance of the call center products, the growth in the marketplaces of Asia, Latin America, the Caribbean, and the status quo of the North American economy; as a result of our enhanced products, we expect to see continued demand for our product.

CRITICAL ACCOUNTING POLICIES

Revenue recognition. Revenues are comprised of direct sales to end-users, including resellers, and sales to distributors. Revenue from sales to end-users are recognized upon shipment, when risk of loss has passed to the customer, collection of the receivable is reasonably assured, persuasive evidence of an arrangement exists, and the price is fixed and determinable. We provide for estimated sales returns and allowances and warranty costs related to such sales at the time of shipment. Net revenue consist of product revenue reduced by estimated sales returns and allowances. Sales to distributors are made under terms allowing certain rights of return and protection against subsequent price declines on our products held by its distributors. Upon termination, any unsold products may be returned by the distributor for a full refund. These agreements may be canceled without cause by either party following a specified notice period. As a result of the above provisions, we defer recognition of distributor revenue until such distributors resell our products to their customers. The amounts deferred as a result of this policy are reflected as “deferred revenue” in the accompanying consolidated balance sheets. The related cost of revenue is also deferred and reported in the consolidated balance sheets as inventory. Our total deferred revenue was $618,000 and $561,000 as of June 30, 2007 and June 30, 2006, respectively.

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

Allowance for Doubtful Accounts. The allowance for doubtful accounts is based on our assessment of the collectibility of specific customer accounts and the aging of the accounts receivable. If there was a deterioration of a major customer’s creditworthiness, or actual defaults were higher than our historical experience, we could be required to increase our allowance and our earnings could be adversely affected. Our allowance for doubtful accounts was $32,000 and $47,000 as of June 30, 2007 and 2006, respectively.

Inventory. Inventory is stated at the lower of cost (first-in, first-out method) or market. Our inventory balance was $2.0 million and $1.6 million as of June 30, 2007 and June 30, 2006, respectively. We regularly review the value of our inventory in detail, with consideration given to future customer demand for our products, obsolescence from rapidly changing technology, and other factors. If actual market conditions are less favorable than those projected by management, and our estimates prove to be inaccurate, we could be required to increase our inventory provision and our gross margins could be adversely affected. As of December 2001, AltiGen had established a reserve to write off $3.5 million of excess inventory which management believed would not be sold.  During 2002 through 2006, AltiGen reversed a portion of the reserve related to inventory which was sold.  The amounts of such reversals were $301,000, $167,000 and $293,000 in fiscal years ending 2006, 2005 and 2004, respectively. During the quarters ended June 30, 2007 and 2006, respectively, inventory allowance was $2.3 million.

Warranty. We accrue for warranty costs based on estimated product return rates and the expected material and labor costs to provide warranty services. If actual return rates and repair and replacement costs differ significantly from our estimates, our gross margin could be adversely affected. The liability for product warranties was $249,000 and $296,000 as of June 30, 2007 and June 30, 2006, respectively.

Results of Operations

The following table sets forth consolidated statements of operations data for the periods indicated as a percentage of net revenue.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
Consolidated Statements of Operations Data:
Net revenue:
Hardware	91.8%	92.1%	91.7%	92.3%
Software	8.2	7.9	8.3	7.7
Total net revenue	100.0	100.0	100.0	100.0
Cost of revenue:
Hardware	45.9	43.0	45.5	44.6
Software	0.7	0.6	0.7	0.6
Total cost of revenue	46.6	43.6	46.2	45.2

Gross profit	53.4	56.4	53.8	54.8

Operating expenses:
Research and development	20.6	19.4	19.7	21.3
Sales and marketing	33.6	24.1	29.0	24.3
General and administrative	14.4	10.7	14.0	12.0

Total operating expenses	68.6	54.2	62.7	57.6

Income (loss) from operations	(15.2)	2.2	(8.9)	(2.8)
Equity in net income (loss) of investee	0.1	(0.2)	—	(0.2)
Interest and other income, net	2.7	2.1	2.8	2.0
Net income (loss) before taxes	(12.4)	4.1	(6.1)	(1.0)
Provision for income taxes	(0.1)	(0.1)	(0.1)	0.1

Net income (loss)	(12.5)%	4.0%	(6.2)%	(1.1)%

Revenue, net. Revenue consist of sales to end users (including resellers) and distributors.

Net Revenue by Geographic Area:

Net revenue by geographic region based on customer location for the three and nine months ended June 30, 2007 and 2006, respectively, were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
Americas	92%	88%	91%	90%
International	8%	12%	9%	10%
Total	100%	100%	100%	100%

International is comprised of revenue primarily from China, the United Kingdom and Norway. Most significant long-lived assets are located in the United States. Our hardware tooling used to develop the IP710 and the IP705 phones as well as the tooling used to develop the face plate for the MAX1000 Voice over IP phone system are located in Taiwan.

Net Revenue by Customer:

Net revenue by customers that individually accounted for more than 10% of our revenue for the three and nine months ended June 30, 2007 and 2006, respectively, were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
Synnex	52%	58%	52%	56%
AltiSys	17%	12%	15%	15%
Graybar	14%	13%	15%	14%

Revenue generated in the Americas accounted for $3.8 million or 92% and $12.0 million or 91%, for the three and nine months ended June 30, 2007, respectively, as compared to $4.2 million, or 88%, and $12.1 million, or 90%, for the three and nine months ended June 30, 2006, respectively. Revenue generated internationally accounted for $335,000 or 8% and $1.0 million or 9% for the three and nine months ended June 30, 2007, respectively, as compared to $565,000 or 12% and $1.3 million or 10% in the prior year.

Net revenue decreased 13% to $4.2 million for the three months ended June 30, 2007 as compared to $4.8 million for the three months ended June 30, 2006. This decrease is largely attributable to change in our product mix. Total units shipped increased by 9%, however, due to product mix the average selling price per unit dropped by approximately 20%. We sold more of the smaller units in the second and third quarter of fiscal 2007 compared to the same period in fiscal 2006. Net revenue decreased 5% to $12.7 million for the nine months ended June 30, 2007 from $13.4 million for the nine months ended June 30, 2006. This is primarily due to change in our product mix. Total units shipped increased by 7%, however, due to product mix, the average selling price per unit dropped by approximately 12%. We sold more of the smaller units in the nine months ended June 30, 2007 compared to the same period in the prior year. The increase in the sales of our smaller telephone systems is primarily due to lower prices of our new MAX1000 Voice over IP phone systems compared to lower end products in the same period in the prior year.

For the three and nine months ended June 30, 2007, we incurred a net loss of $526,000 and $791,000, respectively. During such periods, we recognized $161,000 and $417,000, respectively, of non-cash stock based-compensation expense as a result of the adoption of SFAS No. 123(R).

Cost of revenue. Cost of revenue for the three months ended June 30, 2007 decreased $148,000, or 7% to $1.9 million from approximately $2.1 million for the three months ended June 30, 2006. Cost of revenue for the nine months ended June 30, 2007 decreased $185,000, or 3%, to $5.9 million from approximately $6.0 million for the nine months ended June 30, 2006. This decrease was primarily due to selling smaller sized telephone systems. Cost of revenue as a percentage of net revenue increased to 47% and 46% for the three and nine months ended June 30, 2007, respectively, as compared to 44% and 45% for the three and nine months ended June 30, 2006, respectively. The increase was primarily caused by a shift in our product mix to smaller sized systems.

Research and development expenses. Research and development expenses consist principally of salaries and related personnel expenses, consultant fees and prototype expenses related to the design, development and testing of our products and enhancement of our converged telephone system software. Research and development expenses decreased to $860,000, or 21% of revenue, for the three months ended June 30, 2007 from $932,000, or 19% of revenue, for the same period in fiscal 2006. This expense decrease in absolute dollars was primarily the result of a decrease in project related expenses of approximately $72,000. Research and development expenses decreased to $2.5 million, or 20% of revenue, for the nine months ended June 30, 2007 from $2.9 million, or 21% of revenue, for the same period in fiscal 2006. This expense decrease in absolute dollars is attributable to a reduction in project related expenses of approximately $204,000; $75,000 reduction in non-cash stock-based compensation required by SFAS No.123(R); payroll related expenses of approximately $16,000 and overhead allocations of approximately $91,000. We believe that continued spending on research and development to develop new products and improve manufacturing process is critical to our success and, consequently, expect to increase research and development expenses in the future periods over the long term. In the short term, we expect research and development expenses to remain consistent as management continues to monitor expenses and plans to keep them in line with expected revenue opportunities.

Sales and marketing expenses. Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in marketing, sales and customer support functions, as well as trade shows, advertising, and promotional expenses. Sales and marketing expenses increased to $1.4 million, or 34% or revenue, for the three months ended June 30, 2007 from approximately $1.2 million, or 24% of revenue, for the three months ended June 30, 2006. This increase in absolute dollars was primarily the result of $40,000 increase in travel related expenses; headcount-related costs also increased by approximately $111,000; and $90,000 in service related expenses. These expenses were partially offset by a decrease in advertising expenses of approximately $26,000; and $13,000 in non-cash stock-based compensation expenses. For the nine months ended June 30, 2007, sales and marketing expenses increased to $3.7 million or 29% of revenue from approximately $3.3 million, or 24% of revenue, for the same period in fiscal 2006. The expense increase in absolute dollars was the result of increased advertising expenses of approximately $59,000; partner conference expenses of approximately $34,000; $62,000 in travel related expenses; headcount-related costs of approximately $155,000; and $129,000 in service related expenses. We anticipate sales and marketing expenses will increase in future periods over the long term due to increased staffing levels, particularly in sales and increased marketing activities.

General and administrative expenses. General and administrative expenses consist of salaries and related expenses for executive, finance and administrative personnel, facilities, allowance for doubtful accounts, legal, and other general corporate expenses. General and administrative expenses increased to $604,000, or 14% of revenue, for the three months ended June 30, 2007 from $516,000, or 11% of revenue, for the same period in the prior year. The increase in absolute dollars was primarily related to an increase in consulting related services of approximately $32,000, and payroll related expenses of approximately $59,000. General and administrative expenses for the nine months ended June 30, 2007 increased to $1.8 million, or 14% of revenue, from $1.6 million, or 12% of revenue for the nine months ended June 30, 2006. This was mainly the result of a $79,000 increase in consulting related services; $55,000 increase in legal expenses related to corporate governance matters; accounting fees of approximately $48,000; and $14,000 increase in travel related expenses. In the short term, we expect general and administrative expenses to remain consistent as we continue to focus on controlling costs. In the long term, we expect general and administrative expenses to increase due to costs associated with Sarbanes-Oxley 404 compliance efforts during fiscal year 2008.

Equity investment in common stock of private company. Equity investment in common stock of private company is primarily the Company’s allocated portion of the net income or losses of a private Korean telecommunications company acquired in July 2004. We purchased common stock of a private Korean telecommunications company for approximately $79,000. As a result of this investment, we acquired approximately 23% of the voting power of the company. This gives us the right to nominate and elect one of the three members of the Company’s current board of directors. We are accounting for this investment using the equity method. For the three months ended June 30, 2007, the total equity in net income of this company was approximately $3,000 compared to net losses of $8,000 for the same period in fiscal 2006. For the nine months ended June 30, 2007 and 2006, the total equity in net losses of this company was approximately $1,000 and $32,000 respectively.

 Interest and other income, net. Net interest and other income increased to $112,000 and $348,000 for the three and nine months ended June 30, 2007, respectively, from $100,000 and $268,000 for the same periods in fiscal 2006. The increase in net interest and other income for the nine months ended June 30, 2007 was primarily a result of higher interest rates. We expect net interest and other income to remain relatively flat with little change in cash available to invest.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through the sale of equity securities. As of June 30, 2007, the Company’s principal sources of liquidity included cash, cash equivalents and short-term investments totaling $10.1 million as compared with $9.5 million as of June 30, 2006. As of June 30, 2007, $8.2 million is liquid and classified as cash and cash equivalents compared with $7.6 million as of June 30, 2006. During the quarters ended June 30, 2007 and 2006, respectively, short-term investments were approximately $1.9 million with a maturity of greater than 90 days (in thousands):

	Nine Months Ended June 30,
	2007	2006
Cash and cash equivalents	$8,173	$7,553
Short-term investments	1,891	1,924

Total cash, cash equivalents and short-term investments	$10,064	$9,477

Cash provided by (used in) operating activities	$(546)	$107
Cash provided by investing activities	$2,846	$3,181
Cash provided by financing activities	$820	$302
Net increase in cash and cash equivalents	$3,120	$3,590

Changes in Cash Flows

During the nine months ended June 30, 2007, the Company’s net cash used in operating activities was $546,000 compared to net cash provided by operating activities of $107,000 during the same period in fiscal 2006. This was primarily a result of net loss of $791,000, a $144,000 increase in accounts payable, an increase of net inventories of $628,000, and non-cash stock based compensation expense of $417,000. These factors were partially off-set by a decrease in accounts receivable of $148,000, and depreciation and amortization of $187,000. The increase in accounts payable during this period was the result of routine period to period fluctuations. The increase in non-cash stock based compensation is the result of the Company implementing SFAS No. 123(R). The net cash provided by operating activities of $107,000 for the nine months ended Jun 30, 2006 was primarily due to net loss of $147,000, an increase in accounts receivable of $342,000, and increase in net inventories of $639,000, non-cash stock based compensation expense of $627,000 which were partially offset by depreciation and amortization of approximately $156,000, and an increase in accounts payables of $396,000.

For the nine months ended June 30, 2007, net cash provided by investing activities was $2.8 million, which was primarily attributable to proceeds from maturities of short-term investments exceeding purchases of short-term investments by $3.0 million. Net cash provided by investing activities for the nine months ended June 30, 2006 was approximately $3.2 million, which was primarily due to purchases of short-term investments exceeding maturities by $4.0 million.

The Company’s cash provided by financing activities in the nine months ended June 30, 2007, was primarily due to the sale of common stock from the Company’s employee stock plan and the proceeds from the exercise of employee stock options, which was approximately $820,000.

Net accounts receivable decreased to $2.1 million at June 30, 2007 from $2.2 million at September 30, 2006. The decrease in net accounts receivable was primarily due to decrease in net revenue.

We ended the third quarter of fiscal 2007 with a cash conversion cycle of 92 days as compared to 67 days for the third quarter of fiscal 2006. The cash conversion cycle is the duration between purchase of inventories and services and the collection of the cash from the sale of our products and services and is a metric on which we have focused as we continue to try to efficiently manage our assets. The cash conversion cycle results from the calculation of days of sales outstanding (DSO) added to days of supply in inventories (DOS), reduced by days of payable outstanding (DPO).

Inventories increased to $2.0 million at June 30, 2007 from $1.4 million at September 30, 2006 and our inventory turn rate decreased to 3.9 at June 30, 2007 from 5.9 at September 30, 2006. This increase in inventories was primarily attributable to the new product introduction of our MAX1000 Voice over IP (VoIP) phone system. Our annualized inventory turn rate represents the number of times inventory is replenished during the year. Inventory management will continue to be an area of focus as we balance the need to maintain strategic inventory levels to help ensure competitive lead times with the risk of inventory obsolescence due to rapidly changing technology and customer requirements.

Accounts payable increased to $981,000 at June 30, 2007 from $837,000 at September 30, 2006. This increase was due to more inventories purchased in the last month of the quarter as a result of increased production.

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

We do not have any material commitments for capital expenditures as of June 30, 2007. We have a commitment under our noncancellable capital and operating lease in the amount of $1.3 million as of June 30, 2007. We believe, we have sufficient cash reserves to allow us to continue operations for more than a year. Our cash and short-term investments totaled $10.1 million as of June 30, 2007. The following table represents our future commitments as of June 30, 2007 (in thousands):

		Payment Due by Period
Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Operating leases obligation	$1,199	$121	$858	$220	$--
Capital leases obligation	137	13	91	33	--
Total	$1,336	$134	$949	$253	$--

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

(a) Interest Rate Risk. Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in cash equivalents and short-term instruments. Due to the short-term nature of our cash equivalents and investments, we have concluded that a change in interest rates does not pose a material market risk to us.

(b) Foreign Currency Exchange Risk. We face foreign exchange currency fluctuations with our subsidiary in China, however, due to the strength in China’s economy, we do not foresee foreign exchange currency fluctuations to pose a material market risk to us.

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

ALTIGEN COMMUNICATIONS, INC.

Date: August 13, 2007	By:	/s/ Philip M. McDermott
Philip M. McDermott, Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
3.1 (1)	Amended and Restated Certificate of Incorporation.

3.2 (2)	Second Amended and Restated Bylaws.

31.1	Certification of Principal Executive Officer, filed herewith.

31.2	Certification of Principal Financial Officer, filed herewith.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

(1)	Incorporated by reference to exhibit filed with the Registrant's Registration Statement on Form S-1 (No. 333-80037) declared effective on October 4, 1999.

(2)	Incorporated by reference to exhibit filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.