Form 10-K
period 2007-09-30
ALTIGEN COMMUNICATIONS INC
filed 2007-12-27
CIK 1003607

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2007
OR
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐                Accelerated filer ☐                Non-accelerated filer ☒

Indicate by check whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.    Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $24,716,602 as of March 31, 2007, based on the closing price of our common stock as reported on The NASDAQ Global Market on such date. Shares of common stock held by each officer and director and by each person known to own 5% or more of our outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of March 31, 2007, there were 15,205,613 shares of our common stock issued and outstanding.

As of December 21, 2007, there were 15,824,125 shares of our common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of AltiGen Communications, Inc.'s definitive Proxy Statement for the 2008 Annual Meeting of Stockholders to be held on February 7, 2008 are incorporated by reference in Part III of this Form 10-K to the extent stated herein.

ALTIGEN COMMUNICATIONS, INC.

Form 10-K for the Year Ended September 30, 2007

TABLE OF CONTENTS

PART I

Item 1.    Business

INTRODUCTION

        AltiGen Communications, Inc.    (NASDAQ: ATGN) is a pioneer and market leader in Voice over Internet Protocol (VoIP) telephone systems. We design and manufacture advanced phone systems and call center products that use both the Internet and the public telephone network.

        AltiGen Communications, or AltiGen, was founded by current CEO Gilbert Hu in 1994, and the first products began shipping in 1996. Our telephony products are primarily sold to small-to-medium sized businesses, multi-site businesses, corporate branch offices, call centers, credit unions and community banks.

        AltiGen's products enable an array of applications like VoIP phones and servers, voicemail, call recording, call activity reporting, and mobility solutions that take advantage of the convergence of voice and data communications to achieve cost reduction. Our systems are designed with an open architecture and are built on an industry standard platform. This adherence to widely-used standards allows our products to integrate with and leverage a company's existing technology investment.

        AltiGen Communications products are available from independent authorized resellers and strategic partners. AltiGen's family of telephony solutions has been recognized for excellence with more than 40 industry awards since 1996. Most recently, AltiGen's IP705 VoIP phone was awarded a 2006 Product of the Year award from TMC's Internet Telephony magazine. In addition, AltiGen's MAX1000 branch office solution was awarded a 2006 Product of the Year by Communications Solutions Magazine.

        We generated net revenue of $17.9 million with a net loss of $936,000 during fiscal year 2007. As of September 30, 2007, we had an accumulated deficit of $52.1 million. Net cash used in operating activities was $712,000 for fiscal year 2007.

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

INDUSTRY BACKGROUND

        We focus on the small-to-medium sized businesses, multi-site businesses, corporate branch offices, and call centers.

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

THE ALTIGEN PRODUCT OFFERING

        AltiGen phone systems are complete business telephone systems that are installed on custom designed and manufactured industrial server platforms. The systems include a comprehensive bundle of AltiGen software applications to provide a high value, all-in-one solution. The systems include software and licensing necessary to support analog and Voice over Internet Protocol (VoIP) telephones, operator software, and desktop call control software for each extension on the system. By providing a bundled approach, we are able to maintain quality and reliability while providing for easy deployment of our products.

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

        Each system includes a comprehensive voicemail system with over 2,500 hours of storage, 255 auto attendant menus with unlimited levels, automatic call distribution, call detail reporting, call recording on demand, meet-me conference bridges, and a standard PBX (Private Branch Exchange) functionality. A PBX is a telephone system within an enterprise that switches calls between enterprise users on local lines while allowing all users to share a certain number of external telephone lines. Additionally, the system provides intuitive and easy to use system administration software to allow for customer self-administration or remote administration by our authorized reseller partners.

        AltiGen phone systems can be implemented for businesses requiring as few as eight extensions and supporting up to 400 users per individual system. Individual systems can be affordably scaled to customer needs, and multiple systems may be networked together for greater expansion. These networked systems can be at a single site, a campus environment or multiple locations throughout the world using Internet protocol technology to link them. AltiGen phone systems allow affordable entry point while maintaining logical system growth.

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

  •
  Reduced Administration Costs. Our easy to use self administration software allows customers to manage their own telephone system. This reduces or eliminates ongoing operating cost of any business telephone system typically referred to as adds, moves and changes. AltiGen phone systems allow administrators to perform many of these tasks on site or remotely without assistance from third parties.

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

  •
  Innovative Desktop Productivity Software. Our systems provide desktop software applications to increase user productivity. Call control, changes in extension configuration and the ability to view and manage voicemail messages improve an employee's ability to process calls. In addition, we provide software for group supervisors, agents, system administrators and operators. Applications are centrally upgraded from the phone system to allow for quick and efficient deployment.

  •
  Integration with Customer Relationship Management Software. The AltiView and AltiAgent desktop interface provides automatic contact record retrieval and "screen pops" of contact records to a user's desktop. Microsoft Outlook users can type in a name to automatically retrieve telephone numbers and click and dial from an integrated contact record directory. We provide built-in integration with other Microsoft software applications like Microsoft Outlook and Microsoft Exchange.

  •
  Ease of Installation, Use and Maintenance. AltiGen phone systems allow easy installation and system maintenance. Administrators can manage call routing, extension management, voice messaging, email and Internet features of our products through a single AltiWare administrator interface. By using industry standards we believe that AltiGen systems make it easier for resellers and end-user customers to implement and maintain systems.

  •
  Improved Customer Service Capabilities. The AltiGen phone systems provide integrated call center functionality. For more advanced call center or centralized call recording requirements,

    we offer the AltiContact Manager software application. Both contact center applications are designed to enhance our customers' communications with their customers by employing comprehensive contact center and call center routing, reporting and recording technologies.

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

  •
  True Employee Mobility. We provide flexible and useable mobility options while retaining accountability. We provide several powerful options. ExtensionAnywhere allows any phone with a direct telephone number to be enabled as a live extension on the system. Call handling, call transfer, conferencing and voicemail capability are retained. Our "One Number Access" feature allows the system to search and then transfer a call at up to four numbers. For remote employees, we offer a VoIP telephone to connect to an employee's high speed Internet access. Our mobility options are flexible and simple to use.

PRODUCTS

        The following is a list of our products that are material to our current operations from a financial standpoint:

Product	Description
AltiWare	AltiWare server software consists of a comprehensive suite of software applications to provide a high value, all-in-one solution. The systems include software and licensing necessary to support analog and VoIP telephones, operator software, and desktop call control software for each extension on the system. By providing a bundled approach, we maintain quality and reliability while providing for easy deployment. The platforms are scaleable, and are packaged according to the size of the customer.
AltiContact Manager
AltiContact Manager is available as a software upgrade to an existing AltiGen phone system. This product is capable of skills-based routing, priority queuing, centralized call recording and advanced monitoring and reporting. This capability may be added on a per agent/supervisor basis as a company's needs grow. This allows a smaller business or branch office to enjoy the same capability as a larger organization with a professional call center. If a company has more than one location, calls to call centers can automatically be routed to other locations based on conditions the customer chooses.
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
IP705 Voice over IP Telephone
The IP705 provides a subset of the flagship IP710 VoIP telephone's features while offering the same level of voice quality at a reduced price. The IP705 was recognized as a 2006 Product of the Year by Internet Telephony Magazine.
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
AltiSupervisor
AltiSupervisor is a Windows-based desktop application for call center supervisors. The application allows a call center or workgroup supervisor to effectively manage a workgroup. AltiSupervisor provides four major real time module views for workgroup management: agent status, agent statistics, group statistics, and queue status with a quality of services capability. AltiSupervisor allows coaching, silent monitoring of agents with barge-in call participation and call recording functionality.
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
Triton Extension Board	The Triton Extension Board is a 12 port, microprocessor-controlled board that allows AltiServ™ systems to support 12 analog telephone extensions with each Triton Extension Board.
Triton Conference Board	The Triton Conference Board allows up to 30 simultaneous callers per conference and includes a scheduling application to control access and attendees.
MAX 4x4xT1
The MAX 4x4xT1 Access Board is a microprocessor-controlled board that allows the MAX1000 phone system to connect to four analog trunk lines, four analog telephone extensions, and one T1/E1/PRI digital central office telephone line.
MAX 4x8	The MAX 4x8 Access Board is a microprocessor-controlled board that allows the MAX1000 phone system to connect to four analog trunk lines and eight analog telephone extensions.

MAX 8x4	The MAX 8x4 Access Board is a microprocessor-controlled board that allows the MAX1000 phone system to connect to eight analog trunk lines and four analog telephone extension.
MAX 0x12	The MAX 0x12 Access Board is a microprocessor-controlled board that allows the MAX1000 phone system to connect twelve analog telephone extensions.

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

AltiGen Modular Software

        Our software products are based on modular software components similar to the concept described above for our hardware and firmware. The service provider layer of software is composed of separate software components, each of which communicates with a hardware circuit board within the AltiGen phone system. The middleware layer interacts with all the service providers in the system and manages their resources. This middleware layer communicates with the hardware and allows application programs to provide specific features. The application program layer consists of components that implement the application logic, such as voicemail and auto attendant menus. These applications do not depend on any particular hardware integration.

        We believe that the layered architectural structure of our AltiServ™ products provides important benefits:

  •
  New features can be developed without changing hardware.

  •
  Development time is generally shorter.

  •
  New hardware and software features can be added to installed systems.

  •
  Changing one component in the system does not require other components to be changed.

        The following table sets forth percentages of net revenue by product type with respect to such revenue for the periods indicated:

	Fiscal Year Ended September 30,
	2007	2006	2005
Hardware	91%	92%	86%
Software	9%	8%	14%

Total	100%	100%	100%

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

Sales

        Our sales organization continues to grow. In the United States, in fiscal 2007, we added additional channel sales managers, strategic accounts managers, and business development and marketing personnel. In addition, we added new resellers and a distribution partner. We believe this new partnership will position us for continued growth in fiscal 2008. In China, we continue to see increased government spending and expect revenue from the region to increase in fiscal 2008.

        We are organized and operate as two operating segments, the Americas and International. The Americas segment is comprised of the United States, Canada, Mexico, Central America and the Caribbean. The International segment is comprised of China, the United Kingdom and Norway.

        The following table sets forth percentages of net revenue by geographic region with respect to such revenue for the periods indicated:

	Fiscal Year Ended September 30,
	2007	2006	2005
Americas	90%	90%	90%
International	10%	10%	10%

Total	100%	100%	100%

        We currently have sales and support staff in more than 14 locations in the United States. Our inside sales force answers incoming calls from end users and refers new leads to a qualified dealer near each end user's location. The inside sales force also is responsible for account management of our smaller resellers. Our outside sales force, which is primarily based in the Americas, includes regional sales managers and technology solutions managers who work with our larger resellers and recruit new reseller partners. In fiscal 2007, we continued our expansion to a more scalable reseller community by signing on an increasing number of resellers that currently sell traditional and Internet protocol telephone systems manufactured by companies such as Avaya Communications (Avaya), 3Com Corporation (3Com), Nortel Networks Inc., (Nortel) and NEC Corporation (NEC).

Customers

        Our direct customers primarily are distributors and resellers who sell our products to end-users. We have distribution agreements with AltiSys, Graybar and Synnex in the Americas. Our agreements with AltiSys, Graybar and Synnex have initial terms of one year and are renewed automatically for additional one year term, provided that each party shall have the right to terminate the agreement for convenience upon ninety (90) days' written notice prior to the end of the initial term or any subsequent term of the agreement. In addition, our agreements with AltiSys, Graybar and Synnex also provide for termination, with or without cause, by either party upon 30 days' written notice to the other party without penalty, or upon insolvency or bankruptcy. For a period of 60 days' following termination of the agreement, AltiSys, Graybar and Synnex may distribute any products in their possession at the time of termination or, at their option, return any products to us that are in their inventories. Upon termination of the distribution agreement, all outstanding invoices for the products will become due and payable within 30 days' of the termination. In September 2007, we signed a new distribution agreement with Jenne Distributors, Inc., a leading North American supplier of business telephones, data and computer telephony products and solutions. Our agreement with Jenne has an initial term of two years and will renew automatically for additional one year terms, provided that each party has the right to terminate the agreement for convenience upon ninety (90) days' written notice prior to the end of the initial term or any subsequent term of the agreement. We believe this relationship will contribute to revenue growth in fiscal 2008.

        The following table sets forth our net revenue by customers that individually accounted for more than 10% of our revenue for the periods indicated:

	Fiscal Year Ended September 30,
	2007	2006	2005
AltiSys	16%	15%	16%
Synnex	50%	55%	53%
Graybar	15%	14%	11%

        We also have over 200 authorized resellers who sell our products directly to a broad range of end-users. We review our resellers' performance quarterly and discontinue distribution for those who do not meet our revenue or technical standards.

Customer Support

        We believe that consistent, high-quality service and support are key factors in attracting and retaining customers. Our customer support groups, located in California, Texas, Colorado, Minnesota and Shanghai, China coordinate service and technical support of our products and provide service twenty-four hours a day, seven days a week. Our support personnel assist our distributors and resellers in resolving installation and support issues that arise from their sales to end users and also provide limited support to end-users to supplement dealer support. Resellers and end-user customers also can access technical information and receive technical support through our web site.

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

        We currently conduct the majority of our product development in-house. We also use a small number of independent contractors to assist with certain product development and testing activities. We intend to continue working with our strategic partners to enhance our products. As of September 30, 2007, we employed 51 individuals in engineering, research and development and support.

        During fiscal years 2007, 2006, and 2005, our research and development expense was approximately $3.4 million, $3.7 million, and $3.5 million, respectively.

COMPETITION

        The markets for our products are intensely competitive, continually evolving and subject to changing technologies. We currently compete with Internet protocol and Internet protocol-enabled telecommunications systems, such as Avaya, 3Com, Shoretel, and Cisco Systems, Inc. Many of our competitors are substantially larger than us and have significantly greater name recognition, financial, sales and marketing, technical, customer support, manufacturing and other resources. These competitors also may have more established distribution channels and stronger relationships with local, long distance and Internet service providers. These competitors may be able to respond more rapidly to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion and sale of their products.

        These competitors may enter our existing or future markets with products that may be less expensive, that may provide higher performance or additional features or that may be introduced more quickly than our products. In fiscal 2007, we believe that we continued to be both feature and price competitive. Additionally, we believe we provide a low ongoing cost of ownership. We believe that our principal competitive advantages include:

  •
  System designed for small-to-medium sized business budgets;

  •
  Ability to reduce communications costs;

  •
  Ease of system manageability;

  •
  Ease of use;

  •
  Simple deployment in single and multi-site implementations;

  •
  Ability to achieve rapid product development;

  •
  Experience in service and technical support of Internet protocol telephony;

  •
  Complete call center application now standard with all AltiServ™ systems;

  •
  Decentralized voice processing support for advanced and integrated telephony application;

  •
  Innovative mobility capabilities supporting mobile telephone devices such as the telephone system extensions; and

  •
  Reliable redundant configurations supported.

INTELLECTUAL PROPERTY

        We generally rely upon patent, copyright, trademark and trade secret laws to protect and maintain our proprietary rights for our technology and products. As of September 30, 2007, we have been issued three registered trademarks, "AltiGen™," "AltiServ™" and "Zoomerang™." In addition, the AltiGen logo is a trademark of ours in the United States and other jurisdictions. All other trademarks and trade names used in this Form 10-K are the property of their respective owners.

        We have filed several U.S. patent applications relating to various aspects of our client and server software, mixed-media communications and computer telephony. As of September 30, 2007, we have been issued fourteen U.S. patents and have two U.S. patent applications pending. We expect to continue to file patent applications to protect our technology and products. We cannot be sure that our patent applications will result in the issuance of patents, or that any issued patents will provide commercially significant protection for our technology.

MANUFACTURING AND ASSEMBLY

        Our manufacturing operations consist of two phases. In the first phase, we send out components of our products to a third party assembler. The third party assembler auto-inserts the components into the printed circuit boards instead of manually inserting the components and returns the assembled circuit board back to us. In the second phase, we insert the assembled circuit boards into the burn-in process for a minimum of two weeks and after that we perform the final test of the circuit boards. In fiscal year 2007, we engaged All Quality Services and Bestronics in San Jose as our third party assemblers. During fiscal 2007, four suppliers, Advantech Corporation, BCM Communications, Inc., Fanstel Corporation, and Avnet Electronics, provided us with approximately 79% of our hardware product components. We purchase fully-assembled chassis from Advantech Corporation, Analog phones from Fanstel Corporation and Internet protocol phones from BCM Communications, Inc. As of September 30, 2007, our in-house manufacturing operations occupied approximately 7,000 square feet of our corporate headquarters in Fremont, California.

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

  •
  Texas Instruments' digital signal processor ("DSP") chips are included in our Triton family of boards. The DSP chip is designed to perform the mathematics, data compression and other tasks required to manipulate voice communications that are routed through our products.

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

  •
  Chiah Jyh Industrial Co. manufactures the chassis for our MAX products.

        Loss of any key component supplier would adversely impact our business.

EMPLOYEES

        As of September 30, 2007, we had 109 full-time employees, including 51 in research and development and support, 37 in marketing and sales, 8 in operations, and 13 in finance and administration. Of these full-time employees, 62 were located in the United States and 47 in China. Our future success will depend, in part, on our ability to continue to attract, retain and motivate highly qualified technical, marketing, engineering and management personnel.

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

        We have had a history of operating losses since our inception and, as of September 30, 2007, we had an accumulated deficit of $52.1 million. We may incur operating losses in the future, and these losses could be substantial and impact our ability to maintain profitability. We do not expect to increase expenditures for product development, general and administrative expenses, and sales and marketing expenses; however, if we cannot maintain current revenue or revenue growth, we will not achieve or sustain profitability or positive operating cash flows. Even if we achieve profitability and positive operating cash flows, we may not be able to sustain or increase profitability or positive operating cash flows on a quarterly or annual basis.

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

Changes in taxation and accounting regulations could adversely affect our operating income and results of operations.

        We are subject to numerous tax and accounting requirements, and the adoption, revision or reinterpretation of these requirements may have a material impact on our operating income and results of operations.

        In December 2004, the FASB issued SFAS No. 123(R), Stock-Based Compensation, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. In March 2005, the SEC issued Staff Accounting Bulletin No. 107—Stock-Based Compensation, which provides interpretive guidance related to SFAS No. 123(R). SFAS No. 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No. 25. SFAS No. 123(R). This standard was adopted on October 1, 2005. The adoption of SFAS No. 123(R) resulted in a negative impact on our results of operations. From time to time, the government, courts or the FASB may issue new laws, regulations, rules or accounting standards that will affect our reported operating results. Additionally, there may be future changes in laws, interpretations, standards, rules or regulations that would affect our financial results or the way in which we present them.

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

        Sales through our three key distributors, Altisys, Graybar and Synnex, accounted for 81% of our net revenue in the fiscal year ended September 30, 2007. Our business and operating results will suffer if any one of these distributors does not continue distributing our products, fails to distribute the volume of our products that it currently distributes or fails to expand our customer base. We also need to establish and maintain relationships with additional distributors and original equipment manufacturers. We may not be able to establish, or successfully manage, relationships with additional distribution partners. In addition, our agreements with distributors typically provide for termination by either party upon written notice to the other party. For example, our agreement with Synnex provides for termination, with or without cause, by either party upon 30 days' written notice to the other party, or upon insolvency or bankruptcy. Generally, these agreements are non-exclusive and distributors sell products that compete with ours. If we fail to establish or maintain relationships with distributors and original equipment manufacturers, our ability to increase or maintain our sales and our customer base will be substantially harmed.

We rely on sole-sourced components and third party technology and products; if these components are not available, our business may suffer.

        We purchase technology that is incorporated into many of our products, including virtually all of our hardware products, from a single third-party supplier. We order sole-sourced components using purchase orders and do not have supply contracts for them. One sole-sourced component, a TI DSP chip, is particularly important to our business because it is included in virtually all of our hardware products. If we were unable to purchase an adequate supply of these sole-sourced components on a timely basis, we would be required to develop alternative products, which could entail qualifying an alternative source or redesigning our products based on different components. Our inability to obtain these sole-sourced components, especially the TI DSP chip, could significantly delay shipment of our products, which could have a negative effect on our business, financial condition and results of operations.

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

        For fiscal year 2007, approximately 10% of our net revenue came from customers outside of the Americas. We intend to expand our international sales and marketing efforts. Our efforts are subject to a variety of risks associated with conducting business internationally, any of which could seriously harm our business, financial condition and results of operations. These risks include:

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

        We may become parties to litigation in the normal course of our business. Litigation in general, and intellectual property and securities litigation in particular, can be expensive and disruptive to normal business operations. Moreover, the results of complex litigation are difficult to predict. We were previously a defendant in a patent infringement suit brought by Vertical Networks. On October 4, 2007, the parties entered into a stipulation dismissing the lawsuit in its entirety without prejudice. Consequently, Vertical Networks may reassert these or related claims in one or more separate proceedings. For additional information on this suit, see Item 3 "Legal Proceedings."

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

Item 1B.    Unresolved Staff Comments

        Not applicable.

Item 2.    Properties

        As of September 30, 2007, our headquarters for corporate administration, research and development, manufacturing and sales and marketing occupied 32,000 square feet of space in Fremont,

California. The lease expires on February 21, 2009. Outside the United States, we lease approximately 9,400 square feet of a facility in Shanghai, China, where we conduct administration, research and development, sales and marketing, and another 1,600 square feet of a facility in Beijing, China to serve sales and marketing functions. We believe that our existing facilities both in the United Sates and China are adequate and will support our needs through the end of fiscal 2008.

Item 3.    Legal Proceedings

        On September 6, 2002, Vertical Networks, Inc. filed suit against us in the United States District Court for the Northern District of California, alleging infringement of U.S. Patents Nos. 6,266,341, 6,289,025, 6,292,482, 6,389,009, and 6,396,849. On October 28, 2002, Vertical Networks amended its complaint to add allegations of infringement of U.S. Patents Nos. 5,617,418 and 5,687,174. Vertical Networks filed a second amended complaint on November 20, 2002 to identify products and/or activities that allegedly infringe the seven patents-in-suit. Vertical Networks' Complaint seeks an injunction against future patent infringement, an award of damages, including treble damages for alleged willful infringement, and attorneys' fees and costs. On December 9, 2002, we filed an answer and counterclaims for declaratory relief, and on December 26, 2002, Vertical Networks filed its reply to those counterclaims. On October 4, 2007, the parties entered into a stipulation dismissing the lawsuit in its entirety without prejudice.

        From time to time, we may become party to litigation and subject to various routine claims and legal proceedings that arise in the ordinary course of our business. To date, these actions have not had a material adverse effect on our financial position, result of operations or cash flows. Although the results of litigation and claims cannot be predicted with certainty, we believe that the final outcome of such matters would not have a material adverse effect on our business, financial position, results of operation and cash flows.

Item 4.    Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ended September 30, 2007.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        From October 4, 1999, the date of our initial public offering, to June 11, 2002, our common stock was traded on the NASDAQ National Market under the symbol "ATGN". Since June 12, 2002, our common stock has traded on the NASDAQ Capital Market under the symbol "ATGN." The following table sets forth, for the periods indicated, the high and low closing prices of our common stock on the NASDAQ Stock Market. As of September 30, 2007, we had approximately 85 stockholders of record of our common stock. We have never declared or paid any cash dividends on our capital stock. We currently expect to retain future earnings, if any, to support operations and to finance the growth and development of our business. We do not expect to pay cash dividends in the foreseeable future.

	Fiscal 2007		Fiscal 2006
	High	Low	High	Low
1st Quarter	$1.70	$1.51	$2.05	$1.45
2nd Quarter	$1.98	$1.50	$1.90	$1.53
3rd Quarter	$1.97	$1.62	$1.98	$1.35
4th Quarter	$1.75	$1.46	$1.57	$1.37

COMPANY STOCK PERFORMANCE

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among AltiGen Communications, Inc., The NASDAQ Composite Index
and The NASDAQ Telecommunications Index

        The following graph compares the cumulative total stockholder return data for our stock for the period beginning September 30, 2002 and ending on September 30, 2007 to the cumulative return over such period of (i) The NASDAQ National Market Composite Index and (ii) the NASDAQ Telecommunications Index. The graph assumes $100 was invested on September 30, 2002 in our Common Stock and in each of the comparative indices, assuming the reinvestment of any dividends. Note that the historic stock price performance on the following graph is not necessarily indicative of future stock price performance.

*
$100 invested on 9/30/02 in stock or index-including reinvestment of dividends.
Fiscal year ending September 30.

        We received aggregate net proceeds of approximately $33.3 million from the initial public offering of shares of our common stock in October 1999. As of September 30, 2007, proceeds from our initial public offering have been used for working capital and general corporate purposes, including research and development of new products, sales and marketing efforts, general and administrative expenses and international expansion. The remaining net proceeds have been invested in cash, cash equivalents and short-term investments.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))[1] (c)
Equity compensation plans approved by security holders	3,701,205	$3.62	2,102,575
Equity compensation plans not approved by security holders	—	—	—

Total	3,701,205	$3.62	2,102,575

(1)
The number of shares reserved for issuance under the Company's 1999 Stock Option Plan will be increased on the first day of the Company's fiscal year by an amount equal to the lesser of: (i) 1,796,783 shares; (ii) 5% of the Company's outstanding shares on that date; or (iii) such lesser amount as determined by the Board of Directors. The number of shares reserved for issuance under the Company's 1999 Employee Stock Purchase Plan will be increased on the first day of each fiscal year by an amount equal to the lesser of: (i) 598,928 shares; (ii) 2% of the outstanding shares on that date; or (iii) such lesser amount as determined by the Board of Directors.

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

	Fiscal Year Ended September 30,
	2007	2006	2005	2004	2003
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Net revenue	$17,888	$17,896	$15,441	$14,842	$11,824
Cost of revenue	8,123	8,082	6,592	5,607	4,978

Gross profit	9,765	9,814	8,849	9,235	6,846
Operating expenses:
Research and development	3,373	3,740	3,496	3,288	3,990
Sales and marketing	5,277	4,353	3,943	4,130	4,648
General and administrative	2,497	2,058	1,946	1,894	1,943
Amortization of deferred stock compensation	—	—	—	—	55

Total operating expenses	11,147	10,151	9,385	9,312	10,636

Loss from operations	(1,382)	(337)	(536)	(77)	(3,790)
Equity in net loss of investee	(4)	(36)	(12)	—	—
Interest and other income, net	461	380	237	105	241

Net income (loss) before income taxes	(925)	7	(311)	28	(3,549)
Income taxes	(11)	(19)	—	—	—

Net income (loss)	$(936)	$(12)	$(311)	$28	$(3,549)

Basic and diluted net income (loss) per share	$(0.06)	$(0.00)	$(0.02)	$0.00	$(0.26)

Weighted average shares used in computing basic net income (loss) per share	15,363	14,964	14,605	14,242	13,643

Weighted average shares used in computing diluted net income (loss) per share	15,363	14,964	14,605	15,725	13,643

	2007	2006	2005	2004	2003
	(in thousands)
Consolidated Balance Sheets Data:
Cash, cash equivalents and short-term investments	$9,907	$9,922	$9,422	$10,034	$10,146
Working capital	11,551	11,027	10,133	10,314	9,850
Total assets	15,250	14,644	13,335	13,516	13,210
Accumulated deficit	(52,094)	(51,158)	(51,146)	(50,835)	(50,863)
Total stockholders' equity	12,345	11,837	10,718	10,669	10,290

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

        The forward-looking statements contained herein reflect our judgment as of the date of this report with respect to future events, the outcome of which is subject to certain risks that may have a significant impact on our business, operating results or financial condition. You are cautioned that these forward-looking statements are inherently uncertain. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. You should carefully review the cautionary statements contained in this Form 10-K, including the "Certain Factors Affecting Business, Operating Results and Financial Condition" above.

OVERVIEW

        We are a pioneer and market leader in Internet protocol telephony systems for small-to-medium sized businesses. We design, manufacture and market next generation, Internet protocol phone systems and contact centers that use both the Internet and the public telephone network to take advantage of the convergence of voice and data communications. Unlike traditional proprietary phone systems, our systems are designed with open architecture and are built on an industry standard platform. This adherence to industry standards allows our products to play an important role in the small-to-medium sized business market by delivering phone systems that can integrate with other technologies and provide integrated voice and data solutions. We believe this enables our customers to implement communication systems that have an increased return on investment versus past technology investments. We generated net revenue of $17.9 million, for a net loss of $936,000, during fiscal year 2007. As of September 30, 2007, we had an accumulated deficit of $52.1 million. Net cash used in operating activities was $712,000 for fiscal year 2007.

        We derive our revenue from sales of our telephone systems. Product revenue is comprised of direct sales to end-users (including dealers) and sales to distributors. Revenue from product sales to end users and resellers are recognized upon shipment. We defer recognition of revenue for sales to distributors until they resell our products to their customers. Upon shipment, we also provide a reserve for the estimated cost that may be incurred for product warranty. Under our distribution contracts, a distributor has the right, in certain circumstances, to return products it determines are overstocked, so long as it provides an offsetting purchase order for products in an amount equal to or greater than the dollar value of the returned products. In addition, we provide distributors protection from subsequent price reductions.

        Our cost of revenue consists of component and material costs, direct labor costs, provisions for excess and obsolete inventory, warranty costs and overhead related to the manufacturing of our products. Several factors that have affected and will continue to affect our revenue growth are the state of economy, the market acceptance of our products, our ability to add new resellers and our ability to design, develop, and release new products. We engage third-party assemblers, which in fiscal year 2007 were All Quality Services and Bestronics in San Jose, to insert the hardware components into the printed circuit board. We selected our manufacturing partners with the goals of ensuring a reliable supply of high-quality finished products and lowering per unit product costs as a result of manufacturing economies of scale. We cannot assure you that we will maintain the volumes required to realize these economies of scale or when or if such cost reductions will occur. The failure to obtain such cost reductions could materially adversely affect our gross margins and operating results.

        We continue to focus on (i) developing enhancements to our current products to provide greater functionality and increased capabilities, based on our market research, customer feedback and our competitors' product offerings and (ii) creating new product offerings to both enhance our position in our target market segment and enter new geographical markets. Additionally, we intend to continue selling our products to small-to medium-sized businesses, enterprise business, multi-site businesses, corporate branch offices and call centers. Also, we plan to continue to recruit additional resellers and distributors that focus on selling phone systems to our target customers. We believe that the adoption rate for this Internet telephony is much faster with small-to medium-sized businesses because many of them have no significant investment on their books for traditional phone systems. Also we believe that small-to medium-sized businesses are looking for call center-type administration to increase the productivity and efficiency of their contacts with customers.

CRITICAL ACCOUNTING POLICIES

        Revenue recognition.    Net sales consist primarily of revenue from direct sales to end-users, including resellers, and sales to distributors. The Company recognizes revenue pursuant to SEC Staff Accounting Bulletin ("SAB") No. 104, Revenue Recognition, ("SAB No. 104"). Revenue from sales to end-users are recognized upon shipment, when risk of loss has passed to the customer, collection of the receivable is reasonably assured, persuasive evidence of an arrangement exists, and the sales price is fixed and determinable. We provide for estimated sales returns and allowances and warranty costs related to such sales at the time of shipment in accordance with SFAS No. 48, Revenue Recognition when Right of Return Exists ("SFAS No. 48"). Net revenue consists of product revenue reduced by estimated sales returns and allowances. Sales to distributors are made under terms allowing certain rights of return and protection against subsequent price declines on our products held by its distributors. Upon termination, any unsold products may be returned by the distributor for a full refund. These agreements may be canceled without cause by either party following a specified notice period. As a result of the above provisions, we defer recognition of distributor revenue until such distributors resell our products to their customers. The amounts deferred as a result of this policy are reflected as "deferred revenue" in the accompanying consolidated balance sheets. The related cost of revenue is also deferred and reported in the consolidated balance sheets as inventory. Our total deferred revenue was $565,000 and $531,000 as of September 30, 2007 and September 30, 2006, respectively.

        Software components are generally not sold separately from our hardware components. Software revenue consist primarily of license revenue that are recognized upon the delivery of application products. We provide limited post-contract customer support ("PCS"), consisting primarily of technical support and "bug" fixes. In accordance with SOP 97-2, revenue earned on software arrangements involving multiple elements is allocated to each element based upon the relative fair values of the elements. Although we provide PCS, the revenue allocated to this element is recognized together with the initial licensing fee on delivery of the software because: (1) the PCS fee is included with the initial licensing fee; (2) the PCS included with the initial license fee is for one year or less; (3) the estimated cost of providing PCS during the arrangement is insignificant; and (4) unspecified upgrades/enhancements offered for minimal or no cost during PCS arrangements historically have been and are expected to continue to be minimal and infrequent. All estimated costs of providing the services, including upgrades and enhancements are accrued for at the time of delivery.

        Cash and Cash Equivalents.    Cash and cash equivalents include cash on hand, deposits with banks and highly liquid investments with a time to maturity of three months or less at the time of purchase.

        Short-Term Investment.    Short-term investments are highly liquid financial instruments with original maturities greater than three months but less than one year and are classified as "available-for-sale" investments. We classify our available-for-sale securities as current assets. We report our available-for-sale securities at their fair value. Further, we recognize unrealized gains and losses in our available-for sale securities as an increase or reduction in shareholders' equity. We evaluate our available-for-sale securities for impairment quarterly.

        Inventory.    Inventory is stated at the lower of cost (first-in, first-out method) or market. Our inventory balance was $1.6 million and $1.4 million as of September 30, 2007 and September 30, 2006, respectively. We perform a detailed review of inventory each fiscal quarter, with consideration given to future customer demand for our products, obsolescence from rapidly changing technology, product development plans, and other factors. If future demand or market conditions for our products are less favorable than those projected by management, or if our estimates prove to be inaccurate due to unforeseen technological changes, we may be required to record additional inventory provision which would negatively affect gross margins in the period when the write-downs were recorded. As of December 2001, we had established a reserve to write off $3.5 million of excess inventory which management believed would not be sold. During 2002 through 2006, we reversed a portion of the reserve related to inventory which was sold. The amounts of such reversals were $301,000 and $167,000 in fiscal years ending 2006 and 2005, respectively. In fiscal year 2007, we did not reverse any portions of this reserve.

        Warranty Cost.    We accrue for warranty costs based on estimated product return rates and the expected material and labor costs to provide warranty services. If actual products return rates, repair cost or replacement costs differ significantly from our estimates, then our gross margin could be adversely affected. The liability for product warranties was $148,000 and $263,000 as of September 30, 2007 and September 30, 2006, respectively. This liability was largely related to adjustments of warranty reserve requirements. Each quarter, we reevaluate our estimates to assess the adequacy of our recorded warranty liabilities considering the products subject to warranty protection and adjust the amounts as necessary.

Results of Operations

        The following table sets forth consolidated statements of operations data for the periods indicated as a percentage of net revenue.

	Fiscal Year Ended September 30,
	2007	2006	2005
Consolidated Statements of Operations Data:
Net revenue:
Hardware	90.7%	92.1%	86.5%
Software	9.3	7.9	13.5

Total net revenue	100.0	100.0	100.0
Cost of revenue:
Hardware	44.7	44.6	41.7
Software	0.7	0.6	1.0

Total cost of revenue	45.4	45.2	42.7

Gross profit	54.6	54.8	57.3

Operating expenses:
Research and development	18.9	20.9	22.6
Sales and marketing	29.4	24.3	25.5
General and administrative	14.0	11.5	12.6

Total operating expenses	62.3	56.7	60.7

Loss from operations	(7.7)	(1.9)	(3.4)
Equity in net loss of investee	—	(0.2)	(0.1)
Interest and other income, net	2.6	2.1	1.5

Net loss before income taxes	(5.1)	—	(2.0)
Provision for income taxes	(0.1)	(0.1)	—

Net loss	(5.2)%	(0.1)%	(2.0)%

Fiscal Year Ended September 30, 2007 Compared to Fiscal Year Ended September 30, 2006

Net Revenue

        Net sales consist primarily of revenue from direct sales to end-users, including resellers, and sales to distributors.

        We are organized and operate as two operating segments, the Americas and International. The Americas is comprised of the United States, Canada, Mexico, Central America and the Caribbean. The International segment is comprised of China, the United Kingdom and Norway.

        The following table sets forth percentages of net revenue by geographic region with respect to such revenue for the periods indicated (in thousands, except revenue percentages):

	Fiscal Year Ended September 30,
	2007	2006
Americas	90%	90%
International	10%	10%

	100%	100%

        Net revenue by customers that individually accounted for more than 10% of our revenue for the twelve months ended September 30, 2007 and 2006, respectively, were as follows (in thousands, except revenue percentages):

	Fiscal Year Ended September 30,
	2007	2006
AltiSys	16%	15%
Synnex	50%	55%
Graybar	15%	14%

        The following table sets forth percentage of net revenue by product type with respect to such revenue for the periods indicated:

	Fiscal Year Ended September 30,
	2007	2006
Hardware	91%	92%
Software	9%	8%

Total	100%	100%

        Net revenue was $17.9 million in both fiscal years 2007 and 2006. Revenue generated in the Americas accounted for $16.2 million, or 90% of total net revenue, for fiscal year ending September 30, 2007 as compared to $16.1 million, or 90% of total net revenue, for fiscal year ending September 30, 2006; however, total units shipped in fiscal year 2007 increased by approximately 11% as compared to fiscal year 2006 as the average selling price per unit decrease in fiscal year 2007 by approximately 10% as compared to fiscal year 2006. Additionally, the number of smaller units increased in fiscal year 2007 by approximately 19% as compared to fiscal year 2006 while the larger units declined in fiscal year 2007 by approximately 18% as compared to fiscal year 2006. We sold more of the smaller units in the fiscal 2007 compared to the same period in the prior year. The increase in the sales of our smaller telephone systems is largely attributable to lower prices of our new MAX1000 Voice over IP phone systems compared to lower end products in the same period in the prior year.

Cost of Revenue

        For the fiscal years ended September 30, 2007 and September 30, 2006, cost of revenue was approximately $8.1 million. Cost of revenue as a percentage of net revenue was 45% for both fiscal years ending September 30, 2007 and 2006, respectively.

Research and Development ("R&D")

        Research and development expenses consist primarily of costs related to personnel and overhead, consultant expenses and other costs associated with design, development, prototyping and testing of our products and enhancements of our converged telephone system software. Expenditures for R&D decreased 10% or $367,000 to $3.4 million in 2007 compared to $3.7 million in fiscal year 2006. The decrease in R&D expense in absolute dollars was primarily attributable to a reduction in project related expenses of approximately $238,000 and a decrease in overhead allocations of approximately $115,000. In fiscal 2006, our project related expenditures were primarily related to our new product, MAX1000 Voice over IP phone systems which was successfully brought to market in fiscal 2007. Research and development expenses as a percentage of revenue decreased from 21% in fiscal year 2006 to 19% in fiscal year 2007. We continue to believe that focused investments in R&D are critical to the future growth and competitive position in the marketplace and are directly related to timely development of new and enhanced products that are central to our business strategy. As such, we expect to increase spending in R&D expenses in the future periods over the long term to remain competitive. In the short term, we expect research and development expenses to remain consistent as management continues to monitor expenses and plans to keep them in line with expected revenue opportunities.

Sales and Marketing

        Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in marketing, sales and customer support functions, as well as trade shows, advertising, and promotional expenses. Sales and marketing expenses increased by approximately $924,000 or 21% from $4.4 million in fiscal year 2006 to $5.3 million in fiscal year 2007. The expense increase in fiscal 2007, as compared to fiscal 2006 in absolute dollars, was primarily related to an increase in personnel-related expenses of approximately $539,000, $155,000 increase in travel-related expenses, service-related expenses of approximately $128,000, $17,000 increase in overhead allocations and increased advertising expenses of approximately $80,000. Sales and marketing expenses as a percentage of revenue increased from 24% in fiscal year 2006 to 29% in fiscal year 2007. We anticipate sales and marketing expenses will increase in future periods over the long term due to increased staffing levels, particularly in sales and increased marketing activities and as we face increasing commission expense to the extent we achieve higher sales levels.

General and Administrative ("G&A")

        General and administrative expenses consist of salaries and personnel related expenses for (i) executive, finance, human resources and administrative personnel, (ii) facilities, (iii) allowance for doubtful accounts, (iv) legal, and (v) other general corporate expenses. General and administrative expenses increased by approximately $439,000 or 21% from $2.0 million in fiscal year 2006 to $2.4 million in fiscal year 2007. The expense increase in absolute dollars was primarily attributable to an increase in personnel-related expenses of approximately $138,000, $93,000 increase in overhead allocations, $47,000 increase in travel-related expenses, increase of approximately $53,000 in legal expenses associated with corporate governance matters and an increase of approximately $100,000 in general corporate expenses. General and administrative expenses as a percentage of revenue increased from 12% in fiscal year 2006 to 14% in fiscal year 2007. We expect general and administrative expenses to increase due to the cost associated with compliance with Section 404 of Sarbanes Oxley Act during fiscal year 2008 and beyond.

Equity Investment in Common Stock of Private Company

        Equity investment in common stock of private company is primarily our allocated portion of the net income or losses of a private Korean telecommunications company acquired an ownership interest in July 2004. We purchased common stock of a private Korean telecommunications company for approximately $79,000. As a result of this investment, we acquired approximately 23% of the voting power of the company. This gives us the right to nominate and elect one of the three members of the Company's current board of directors. We are accounting for this investment using the equity method.

For the fiscal years ended September 30, 2007 and September 30, 2006, we recorded product sales revenue to this Company totaling $33,000 and $14,000, respectively. Our accounts receivable from this company decreased to $16,000 in fiscal year 2007 from $30,000 in fiscal year 2006. Total equity in net loss of this company was approximately $4,000 and $36,000 for fiscal years ended 2007 and 2006, respectively.

Interest and Other Income, Net

        Net interest and other income increased to $461,000 in fiscal year 2007 from $380,000 in fiscal year 2006. The increase in 2007 is attributable primarily to stronger investment yields resulting from higher average market interest rates. The weighted average interest rate earned by us on our cash, cash equivalents, and short-term investments increased to 5.27% in 2007 as compared to the 4.58% rate earned during 2006. We expect net interest and other income to remain relatively flat with little change in cash available to invest.

Fiscal Year Ended September 30, 2006 Compared to Fiscal Year Ended September 30, 2005

Net Revenue

        The following table sets forth percentage of net revenue by geographic region with respect to such revenue for the periods indicated (in thousands, except revenue percentages):

	Fiscal Year Ended September 30,
	2006	2005
Americas	90%	90%
International	10%	10%

	100%	100%

        Net revenue by customers that individually accounted for more than 10% of our revenue for the twelve months ended September 30, 2006 and 2005, respectively, were as follows (in thousands, except revenue percentages):

	Fiscal Year Ended September 30,
	2006	2005
AltiSys	15%	16%
Synnex	55%	53%
Graybar	14%	11%

        For fiscal year ended September 30, 2006, we incurred a net loss of $12,000 as compared to a net loss of $311,000 for fiscal year ended September 30, 2005. During the current fiscal year ended September 30, 2006, we recognized $801,000 of non-cash stock-based compensation due to the adoption of SFAS No. 123(R). This standard was adopted on October 1, 2005.

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

Cost of Revenue

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

Research and Development ("R&D")

        Research and development expenses consist principally of salaries and related personnel expenses, consultant fees and prototype expenses related to the design, development and testing of our products and enhancement of our converged telephone system software. Research and development expenses increased by approximately $244,000 or 7% from $3.5 million in fiscal year 2005 to $3.7 million in fiscal year 2006. Research and development expenses as a percentage of revenue decreased from 23% in fiscal year 2005 to 21% in fiscal year 2006. The increase in research and development expenses in absolute dollars was primarily attributable to a $279,000 increase of non-cash stock-based compensation recorded due to the adoption of SFAS No. 123(R) and a decrease of approximately $36,000 in legal expenses.

Sales and Marketing

        Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in marketing, sales and customer support functions, as well as trade shows, advertising, and promotional expenses. Sales and marketing expenses increased by approximately $410,000 or 10% from $3.9 million in fiscal year 2005 to $4.4 million in fiscal year 2006. Sales and marketing expenses as a percentage of revenue decreased from 26% in fiscal year 2005 to 24% in fiscal year 2006. This increase in absolute dollars was due to a $216,000 increase of non-cash stock-based compensation recorded due to the adoption of SFAS No. 123(R); an increase of approximately $42,000 in advertising; headcount-related costs also increased by approximately $48,000 as well as an increase in market development funds of approximately $108,000.

General and Administrative ("G&A")

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

Equity Investment in Common Stock of Private Company

        In July 2004, we purchased common stock of a private Korean telecommunications company for $79,000. As a result of this investment, we acquired approximately 23% of the voting power of the company and have the right to nominate and have elected one of the three members of the company's current board of directors. We are accounting for this investment using the equity method. We had revenue from product sales to this company of $14,000 and $37,000 during fiscal years 2006 and 2005, respectively. Our accounts receivable from this company decreased to $30,000 in fiscal year 2006 from $40,000 in fiscal year 2005. The total equity in net losses of Korea investee was approximately $160,000 of which 23%, or $36,000 was recognized in fiscal 2006. In fiscal year 2005 equity in net losses of our

Korea investee was approximately $52,000 of which 23% or $12,000 was recognized in the fourth quarter of fiscal year 2005.

Interest and Other Income, Net

        Net interest and other income increased to $380,000 in fiscal year 2006 from $237,000 in fiscal year 2005. The increase in net interest and other income was primarily a result of higher interest rates on investments. We expect net interest and other income to remain relatively flat as we have limited cash reserves to invest.

Liquidity and Capital Resources

        Since inception, we have financed our operations primarily through the sale of equity securities. For both fiscal years 2007 and 2006, respectively, we held cash, cash equivalents and short-term investments totaling $9.9 million. As of September 30, 2007, $6.1 million of our total assets are classified as cash and cash equivalents compared with $5.1 million at September 30, 2006. Short-term investments were approximately $3.8 and $4.8 for fiscal year ended September 30, 2007 and 2006, respectively.

        The Company believes its existing balances of cash, cash equivalents, and short-term investments, as well as cash expected to be generated from operating activities, will be sufficient to satisfy its working capital needs, capital expenditures, and other liquidity requirements associated with its existing operations over the next 12 months.

        The following table presents selected financial information for each of the last three fiscal years:

	Fiscal Year Ended September 30,
	2007	2006	2005
	(in thousands)
Cash and cash equivalents	$6,111	$5,053	$3,963
Short-term investments	3,796	4,869	5,459

Total cash, cash equivalents and short-term investments	$9,907	$9,922	$9,422

Cash provided by (used in) operating activities	$(712)	$570	$(509)
Cash provided by investing activities	$931	$191	$1,215
Cash provided by financing activities	$839	$329	$359
Net increase in cash and cash equivalents	$1,058	$1,090	$1,065

Changes in Cash Flows

        In fiscal year 2007, our net cash used in operating activities was $712,000 compared to net cash provided by operating activities of $570,000 during the same period in fiscal 2006. This change was primarily attributable to our net loss of $936,000 for fiscal 2007, an increase of $185,000 in net inventories, an increase of $426,000 in accounts receivable and $114,000 increase in prepaid and other current assets. The cash impact of the loss for the year was partially offset by non-cash adjustments of $247,000 in depreciation and amortization costs, and non-cash stock-based compensation expense of $602,000.

        The net cash provided by operating activities of $570,000 for fiscal year 2006 was based on a lower net loss of $12,000, an increase of approximately $273,000 in accounts receivable, an increase of $417,000 in net inventories and an increase in accounts payable of approximately $184,000. The non-cash adjustments to net income were primarily comprised of depreciation and amortization costs of $219,000, $801,000 of non-cash stock-based compensation expense and a $36,000 net loss of a private Korean company.

        Net accounts receivable increased to $2.7 million at September 30, 2007 from $2.2 million at September 30, 2006. We attribute the increase in accounts receivable to an increase in sales of our products during the fourth quarter of fiscal 2007 and an increase in days sales outstanding (DSO) at 46 days as of September 30, 2007 from 44 days at September 30, 2006. As we continue to focus on developing products that allow us to enhance our position in our target market segment and enter new markets, we expect to see continued revenue growth for fiscal year 2008. Generally, as sales levels rise, we expect inventories, accounts receivable and accounts payable to increase. However, there will be routine fluctuations in these accounts from period to period that may be significant in amount.

        We ended the fourth quarter of fiscal year 2007 with a cash conversion cycle of 85 days as compared to 69 days for the fourth quarter of fiscal 2006. The cash conversion cycle is the duration between purchase of inventories and services and the collection of the cash from the sale of our products and services and is a metric on which we have focused as we continue to try to efficiently manage our assets. The cash conversion cycle results from the calculation of days of sales outstanding (DSO) added to days of supply in inventories (DOS), reduced by days of payable outstanding (DPO).

        Inventories increased to $1.6 million at September 30, 2007 from $1.4 million at September 30, 2006 and our annualized inventory turn rate decreased to 5.7 times as of September 30, 2007 as compared to 5.9 times as of September 30, 2006. Our annualized inventory turn rate represents the number of times inventory is replenished during the year. This increase in inventories was primarily attributable to the new product introduction of our MAX1000 Voice over IP (VoIP) phone system. Inventory management will continue to be an area of focus as we balance the need to maintain strategic inventory levels to help ensure competitive lead times with the risk of inventory obsolescence due to rapidly changing technology and customer requirements.

        Accounts payable decreased to $821,000 at September 30, 2007 from $837,000 at September 30, 2006. The decrease in accounts payable during this period was the result of routine period-to-period fluctuations.

        Net cash provided by financing activities was approximately $839,000 and $329,000 as of September 30, 2007 and 2006, respectively. This increase was primarily attributable to the proceeds from the stock option exercises made by our president and chief operating officer, Jeremiah Fleming as described in the Form 8-K filed with the SEC on April 6, 2007. The Company sold and issued 300,000 shares of common stock to Mr. Fleming at a fair market value of $1.70.

Liquidity and Capital Resources

        As of September 30, 2007, our principal sources of liquidity included cash, cash equivalents and short-term investments of approximately $9.9 million. The maturities of our short-term investments are staggered throughout the year to ensure we meet our cash requirements.

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

        We did not have any material commitments for capital expenditures as of September 30, 2007. We had total outstanding commitments on noncancelable capital and operating leases of $1.2 million as of September 30, 2007. Lease terms on our existing facility operating leases generally range from three to nine years. We believe, we have sufficient cash reserves to allow us to continue operations for more than a year. Our cash and short-term investments totaled approximately $9.9 million as of September 30, 2007.

        In fiscal year 2008, our Board of Directors approved the repurchase of up to $2.0 million of its common stock in the open market. The repurchases will be made from time to time through November 14, 2008 at the Company's discretion depending on factors such as our stock price, general business and market conditions, and other investment opportunities. The repurchase will be made in the open market and will be funded from available working capital.

        The following table presents certain payments due by us under contractual obligations with minimum firm commitments as of September 30, 2007:

	Fiscal Year Ended September 30, 2007
Contractual Obligations	Total	Payments Due in Less Than 1 Year	Payments Due in 1 - 3 Years	Payments Due in 3 - 5 Years	Payments Due in More Than 5 Years
	(in thousands)
Operating leases obligation	$1,098	$526	$572	$—	$—
Capital leases obligation	124	47	77	—	—

Total contractual lease obligation	$1,222	$573	$649	$—	$—

Recent Accounting Pronouncements

        In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 ("SFAS No. 159"). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 (our 2009 fiscal year). We have not yet determined the impact, if any, of SFAS No. 159 on our consolidated financial statements.

        In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(revised 2007), Business Combinations ("SFAS No. 141R"). SFAS No. 141R will significantly change the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, IPR&D and restructuring costs. In addition, under SFAS No. 141R, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008 (our 2010 fiscal year). We have not yet determined the impact, if any, of SFAS No. 141R on our consolidated financial statements.

        In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 ("SFAS No. 160"). SFAS No. 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests (NCI) and classified as a component of equity. This new consolidation method will significantly change the accounting for transactions with minority interest holders. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008 (our 2010 fiscal year). We have not yet determined the impact, if any, of SFAS No. 160 on our consolidated financial statements.

        In July 2006, the FASB issued FASB Interpretation No. ("FIN") 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, "Accounting for Income Taxes," and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN 48 provides guidance on derecognition, classification, interest penalties and accounting in interim periods, and requires expanded disclosure with respect to the uncertainty in income taxes. FIN 48 is effective as of the beginning of our 2008 fiscal year. The cumulative effect, if any, of applying FIN 48 is to be reported as an adjustment to the opening balance of retained earnings in the year of adoption. We have not yet determined the impact, if any, of FIN 48 on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

        At September 30, 2007, our investment portfolio consisted primarily of fixed income securities. These securities are subject to interest rate risk and will decline in value if market interest rates increase. Due to the short duration and conservative nature of these instruments, we do not believe that we have a material exposure to interest rate risk. For example, if market interest rates were to increase immediately and uniformly by 10% from levels as of September 30, 2007, the decline in the fair value of the portfolio would not have a material effect on our results of operations over the next fiscal year.

Interest Rate Risk

        Our interest income and expense is most sensitive to fluctuations in the general level of U.S. interest rates. As such, changes in U.S. interest rates affect the interest earned on our cash, cash equivalents, and short-term investments, the value of those investments. Due to the short-term nature of our cash equivalents and investments, we have concluded that a change in interest rates does not pose a material market risk to us.

Foreign Currency Exchange Risk

        We transact business in non-U.S. currencies, primarily the Chinese Yuan (Renminbi). In the short term, we do not foresee foreign exchange currency fluctuations to pose a material market risk to us. In future periods over the long term, we anticipate we will be exposed to fluctuations in foreign currency exchange rates on accounts receivable from sales in these foreign currencies and the net monetary assets and liabilities of the related foreign subsidiary.

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

1.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

        The following Consolidated Financial Statements are filed as part of this report:

2.
INDEX TO FINANCIAL STATEMENT SCHEDULE

        The following financial statement schedule is submitted herewith:

Page
Schedule II Valuation and Qualifying Accounts	73

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

Evaluation of disclosure controls and procedures

        Based on an evaluation under the supervision and with the participation of our management, our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act") were effective as of September 30, 2007 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

        There have been no changes in our internal controls over financial reporting during the fourth quarter of fiscal 2007 that has materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors and Executive Officers of the Registrant

        The information required by this section with respect to our directors is incorporated by reference from the information in the section entitled: "Election of Directors" in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on February 7, 2008 (the "Proxy Statement").

        The information required by this section with respect to any known late filing or failure by an insider to file a report required by Section 16 of the Exchange Act is incorporated by reference from the information in the section titled "Section 16(a) Beneficial Ownership Reporting Compliance" in our Proxy Statement.

        Our board of directors adopted a Code of Conduct for all of directors, officers and employees on July 26, 2004. Our Code of Conduct is posted on our website at http://www.altigen.com/company…investors-conduct.html. We intend to disclose any amendment to, or waivers of, the provisions of our Code of Conduct that apply specifically to our Chief Executive Officer, Chief Financial Officer, Controller or persons performing similar functions by posting such information on our website.

        A copy of our Code of Conduct is also available upon written request and without charge to any stockholder by writing to: Secretary, AltiGen Communications, Inc., 4555 Cushing Parkway, Fremont, CA 94538.

        The following table sets forth certain information with regard to our executive officers and their ages as of September 30, 2007:

Name	Age	Position With the Company
Gilbert Hu	50	Chief Executive Officer, Director
Jeremiah Fleming	50	President, Chief Operating Officer, Director
Philip M. McDermott	61	Chief Financial Officer
Michael Plumer	43	Vice President of Sales
Simon Chouldjian	54	Vice President of Hardware Engineering
Tsyr-Yi (Shirley) Sun	47	Vice President of Research and Development

        Gilbert Hu founded AltiGen and has served as our Chief Executive Officer and a Class III Director since May 1994. Before founding AltiGen, Mr. Hu was a founder, President and Chief Executive Officer of Centrum Communications, Inc., a networking company acquired by 3Com Corporation in early 1994. Mr. Hu has also served in technical and managerial roles at Vitalink Communication Corporation, an internet working equipment manufacturer. He received a Bachelor of Science degree in Electrical Engineering from National Chiao-Tung University in Taiwan and a Master of Science degree in Electrical Engineering from Arizona State University.

        Jeremiah Fleming has served as our President and Chief Operating Officer since April 2007. Mr. Fleming has also served as a Class II Director of AltiGen since July 2007. For the past ten years, Mr. Fleming has served as a member of the executive management team of Interactive Intelligence, Inc. When Interactive Intelligence launched its Vonexus subsidiary in 2004 to focus on Microsoft-based IP communications solutions, Mr. Fleming was appointed President of Vonexus. In that role, he was responsible for corporate strategy, management, business development and overall financial performance. Mr. Fleming originally joined Interactive Intelligence, Inc. as Vice President of Sales in 1997 to drive the inaugural launch of the company's enterprise communications software. Following Interactive Intelligence's initial public offering in 1999, Mr. Fleming was promoted to

Executive Vice President of Sales for the Americas, Europe, Middle East and Africa. Previously, he spent five years at Software Artistry Inc. in various management positions, including Vice President, Domestic Sales from January 1995 to February 1997. Mr. Fleming holds a B.A degree and an M.B.A. degree from the University of Missouri.

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

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this section is incorporated by reference from the information in the section titled: "Security Ownership of Certain Beneficial Owners and Management" in our Proxy Statement.

Item 13.    Certain Relationships and Related Transactions

        The information required by this item regarding certain relationships and related transactions is incorporated by reference to the information set forth in the section titled "Certain Relationships and Related Transactions" in our Proxy Statement.

Item 14.    Principal Accountant Fees and Services

        The following table presents fees for professional audit services rendered by Moss Adams LLP and Deloitte & Touche LLP for the audit of our annual financial statements for the year ended September 30, 2007 and September 30, 2006 and fees billed for other services rendered by Moss Adams LLP and Deloitte & Touche LLP during those periods.

Audit and Non-Audit Fee:

	Fiscal Year Ended September 30,
	2007	2006
	(in thousands)
Moss Adams LLP
Audit Fees(1)	$216	$160
Audit-Related Fees(2)	—	—
Tax Fees(3)	25	30
All Other Fees(4)	—	—

Total	$241	$190

Deloitte & Touche LLP
Audit Fees(1)	$—	$88
Audit-Related Fees(2)	—	—
Tax Fees(3)	10	—
All Other Fees(4)	9	20

Total	$19	$108

    (1)
    Audit fees consist of fees relate to professional services rendered in connection with the audit of our consolidated annual financial statements, quarterly review of the interim consolidated financial statements included in our Forms 10-Q, and audit services provided in connection with other statutory and regulatory filings. For fiscal year ended September 30, 2006, Moss Adams LLP's audit fees included professional services rendered in connection with the audit of our consolidated annual financial statements and the review of our interim consolidated financial statements included in our third quarter report on Form 10-Q. During the same period, Deloitte & Touche LLP's audit fees included the review of our interim consolidated financial statements included in our first and second quarter reports on Form 10-Q.

    (2)
    There were no audit-related fees incurred in fiscal 2007 or 2006 which would have consisted of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under "Audit Fees."

    (3)
    Tax fees consist of fees related to professional services rendered for tax compliance and tax planning (domestic and international). These services include assistance regarding federal, state and international tax compliance and tax planning. Moss Adams LLP's tax fees were approximately $25,000 and $30,000 for fiscal year 2007 and 2006, respectively. During fiscal 2007, we paid Deloitte & Touche LLP approximately $10,000 for services related to the review of international filing requirements and consultation with Moss Adams LLP in connection with the transition of our tax preparation services to Moss Adams LLP.

    (4)
    All other fees consist of fees for products and services other than the services reported above. During fiscal 2007, Deloitte & Touche LLP billed the Company approximately $9,000 for services rendered in connection with the Consent issued with the Company's filing Form 10-K for the year ended September 30, 2006. During fiscal year 2007, Moss Adams LLP did not provide any services other than as described above. During fiscal 2006, Deloitte & Touche LLP billed the Company approximately $20,000 for services rendered in connection with the filing of one of our Current Reports on Form 8-K.

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

1.
FINANCIAL STATEMENTS

2.
FINANCIAL STATEMENT SCHEDULES

        The following financial statement schedule is submitted herewith:

Page
Schedule II Valuation and Qualifying Accounts	73

        (All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.)

3.
EXHIBITS

        The following exhibits are included in this Annual Report on Form 10-K (numbered in accordance with Item 601 of Regulation S-K):

Exhibit Number	Description
3.1*	Amended and Restated Certificate of Incorporation.
3.2*****	Second Amended and Restated Bylaws.
4.2*	Specimen common stock certificates.
4.3*	Third Amended and Restated Rights Agreement dated May 7, 1999 by and among AltiGen Communications, Inc. and the Investors and Founder named therein.
10.1*	Form of Indemnification Agreement.
10.2*	1994 Stock Option Plan, as amended, and form of stock option agreement.
10.3*	1998 Stock Purchase Plan.
10.4****	1999 Stock Plan, as amended, and form of stock option agreement.
10.5***	1999 Employee Stock Purchase Plan, as amended, and forms of subscription agreement and notice of withdrawal.
10.8****	Lease agreement: 4555 Cushing Parkway, Fremont, California between VEF III Funding, LLC and AltiGen Communications, Inc., dated October 1, 2003.
10.19*	Employment Agreement by and between the Registrant and Philip McDermott, dated June 8, 1999.
10.26**++	OEM Agreement between AltiSys Communications and AltiGen Communications, Inc., dated January 18, 1999.
10.27****++	Distribution Agreement between Synnex Information Technologies, Inc. and AltiGen Communications, Inc. dated December 22, 1999.
10.28****++	Distribution Agreement between Graybar Electric Company, Inc. and AltiGen Communications, Inc. dated June 12, 2003.
10.29+++	Distribution Agreement between Jenne Distributor, Inc., and AltiGen Communications, Inc. dated September 30, 2007.
21.1*	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
23.2	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.
24.1	Power of Attorney (included on signature page).
31.1	Certification of Principal Executive Officer.
31.2	Certification of Principal Financial Officer.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to exhibit filed with the Registrant's Registration Statement on Form S-1 (No. 333-80037) declared effective on October 4, 1999.
**	Incorporated by reference to exhibit filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2001.

***	Incorporated by reference to exhibit filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2002.
****	Incorporated by reference to exhibit filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2003.
*****	Incorporated by reference to exhibit filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.
++	Confidential treatment was granted for certain portions of this exhibit.
+++	Confidential treatment requested as to certain portions of this exhibit.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
AltiGen Communications, Inc.
Fremont, CA

        We have audited the accompanying consolidated balance sheets of AltiGen Communications, Inc. and subsidiaries (the "Company") as of September 30, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity, and cash flows for the periods ended September 30, 2007 and 2006. Our audits also included the financial statement schedules for the years ended September 30, 2007 and 2006 listed in the Index at Item 15(a)(2). These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of AltiGen Communications, Inc. and subsidiaries as of September 30, 2007 and 2006, and the results of their operations and their cash flows for the periods ended September 30, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        As described in Note 2 to the consolidated financial statements, the Company adopted a new principle of accounting for share-based payments in accordance with Financial Accounting Standards Board Statement No. 123(R), Share-Based Payment.

/s/ MOSS ADAMS LLP

San Francisco, California
December 27, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
AltiGen Communications, Inc.
Fremont, CA

        We have audited the accompanying consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows of AltiGen Communications, Inc. and subsidiaries (the "Company") for the year ended September 30, 2005. Our audit also included the financial statement schedule for the year ended September 30, 2005 listed in the Index at Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of AltiGen Communications, Inc. and subsidiaries for the year ended September 30, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule for the year ended September 30, 2005, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

San Jose, California
December 27, 2005

ALTIGEN COMMUNICATIONS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	September 30,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$6,111	$5,053
Short-term investments	3,796	4,869
Accounts receivable, net of allowances of $33 and $38 in 2007 and 2006, respectively	2,656	2,230
Inventories, net	1,567	1,382
Prepaid expenses and other current assets	237	123

Total current assets	14,367	13,657

Property and equipment:
Furniture and equipment	1,837	1,783
Computer software	938	920

	2,775	2,703
Less: Accumulated depreciation	(2,269)	(2,022)

Net property and equipment	506	681

Other non-current assets:
Long-term investments	209	211
Long-term deposit	168	95

Total other non-current assets	377	306

Total assets	$15,250	$14,644

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$821	$837
Accrued liabilities:
Payroll and related benefits	459	328
Warranty	148	263
Marketing	79	68
Accrued expense	322	263
Other	422	340
Deferred revenue	565	531

Total current liabilities	2,816	2,630

Long-term deferred rent and other	89	177

Stockholders' equity:
Convertible preferred stock, $0.001 par value; Authorized—5,000,000 shares; Outstanding—none at September 30, 2007 and September 30, 2006	—	—
Common stock, $0.001 par value; Authorized—50,000,000 shares; Outstanding—16,733,552 shares at September 30, 2007 and 16,157,364 shares at September 30, 2006	16	16
Treasury stock at cost—1,063,895 shares at September 30, 2007 and September 30, 2006	(1,014)	(1,014)
Additional paid-in capital	65,434	63,993
Accumulated other comprehensive loss	3	—
Accumulated deficit	(52,094)	(51,158)

Total stockholders' equity	12,345	11,837

Total liabilities and stockholders' equity	$15,250	$14,644

See accompanying Notes to Consolidated Financial Statements.

ALTIGEN COMMUNICATIONS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Fiscal Year Ended September 30,
	2007	2006	2005
Net revenue:
Hardware	$16,233	$16,486	$13,363
Software	1,655	1,410	2,078

Total net revenue	17,888	17,896	15,441
Cost of revenue:
Hardware	7,993	7,979	6,442
Software	130	103	150

Total cost of revenue	8,123	8,082	6,592

Gross profit	9,765	9,814	8,849

Operating expenses:
Research and development	3,373	3,740	3,496
Sales and marketing	5,277	4,353	3,943
General and administrative	2,497	2,058	1,946

Total operating expenses	11,147	10,151	9,385

loss from operations	(1,382)	(337)	(536)
Equity in net loss of investee	(4)	(36)	(12)
Interest and other income, net	461	380	237

Net income (loss) before taxes	(925)	7	(311)
Income taxes	(11)	(19)	—

Net loss	$(936)	$(12)	$(311)

Basic and diluted net loss per share	$(0.06)	$(0.00)	$(0.02)

Weighted average shares used in computing basic net loss per share	15,363	14,964	14,605

Weighted average shares used in computing diluted net loss per share	15,363	14,964	14,605

See accompanying Notes to Consolidated Financial Statements.

ALTIGEN COMMUNICATIONS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except share amounts)

	Common Stock				Accumulated Other Comprehensive Loss
			Treasury Stock	Additional Paid-In Capital		Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
BALANCE, SEPTEMBER 30, 2004	15,462,506	$15	$(1,014)	$62,505	$(2)	$(50,835)	$10,669

Exercise of stock options	210,107	1	—	199	—	—	200
Issuance of common stock in connection with Employee Stock Purchase Plan	109,458	—	—	159	—	—	159
Unrealized gain from investments	—	—	—	—	1	—	1
Net loss	—	—	—	—	—	(311)	(311)

Comprehensive income (loss)	—	—	—	—	—	—	(310)

BALANCE, SEPTEMBER 30, 2005	15,782,071	16	(1,014)	62,863	(1)	(51,146)	10,718

Exercise of stock options	265,895	—	—	186	—	—	186
Issuance of common stock in connection with Employee Stock Purchase Plan	109,398	—	—	143	—	—	143
Unrealized gain from investments	—	—	—	—	1	—	1
Stock-based compensation	—	—	—	801	—	—	801
Net loss	—	—	—	—	—	(12)	(12)

Comprehensive income (loss)	—	—	—	—	—	—	(11)

BALANCE, SEPTEMBER 30, 2006	16,157,364	16	(1,014)	63,993	—	(51,158)	11,837

Exercise of stock options	481,438	—	—	711	—	—	711
Issuance of common stock in connection with Employee Stock Purchase Plan	94,750	—	—	128	—	—	128
Unrealized gain from investments	—	—	—	—	3	—	3
Stock-based compensation	—	—	—	602	—	—	602
Net loss	—	—	—	—	—	(936)	(936)

Comprehensive income (loss)	—	—	—	—	—	—	(933)

BALANCE, SEPTEMBER 30, 2007	16,733,552	$16	$(1,014)	$65,434	$3	$(52,094)	$12,345

See accompanying Notes to Consolidated Financial Statements.

ALTIGEN COMMUNICATIONS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year Ended September 30,
	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(936)	$(12)	$(311)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	247	219	109
Stock-based compensation	602	801	—
Equity in net loss of investee	4	36	12
Changes in operating assets and liabilities:
Accounts receivable	(426)	(273)	(100)
Inventories, net	(185)	(417)	93
Prepaid expenses and other current assets	(116)	25	(81)
Accounts payable	(16)	184	(145)
Accrued liabilities	168	64	(188)
Deferred revenue	34	24	(11)
Long-term deferred rent and other	(88)	(81)	113

Net cash provided by (used in) operating activities	(712)	570	(509)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(28,772)	(26,031)	(8,761)
Proceeds from sale of short-term investments	29,848	26,621	10,440
Changes in long-term investments	—	—	15
Changes in long-term deposits	(73)	(21)	—
Purchases of property and equipment	(72)	(378)	(479)

Net cash provided by investing activities	931	191	1,215

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuances of common stock, net of issuance costs	839	329	359

Net cash provided by financing activities	839	329	359

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,058	1,090	1,065
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	5,053	3,963	2,898

CASH AND CASH EQUIVALENTS, END OF YEAR	$6,111	$5,053	$3,963

See accompanying Notes to Consolidated Financial Statements.

ALTIGEN COMMUNICATIONS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION OF THE COMPANY

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Presentation

        Our consolidated financial statements reflect the operations of AltiGen Communications, Inc. and our wholly-owned subsidiary. The subsidiary is located in Shanghai, China and was incorporated in November 1998. As of September 30, 2007, we had approximately $41,000 in long-lived assets located in China. Our hardware tooling used to develop the IP710 and the IP705 phones as well as the tooling used to develop the face plate for the MAX1000 Voice over IP phone system are located in Taiwan. All significant intercompany transactions and balances have been eliminated. Our fiscal year end is September 30. Unless otherwise stated, all references to fiscal years 2007, 2006, and 2005 refer to the twelve months ended September 30 of that year.

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

Concentration of Risk

        Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash, cash equivalents and accounts receivable. We invest our cash in demand and money market deposit accounts in banks. We limit the credit exposure to any one financial institution or instrument and is exposed to credit risk in the event of default by these institutions, to the extent of the amounts recorded on the balance sheet. To date, we have not experienced losses on these investments.

        Our purchases are concentrated with four suppliers and certain key chip components of our products are sole sourced. For fiscal years 2007 and 2006 these four suppliers provided 79% and 91%, respectively, of all raw materials purchased. Loss of one of these suppliers could adversely impact our operations.

Cash and Cash Equivalents and Short-Term Investments

        We consider all highly liquid investments with an original maturity of three months or less from the date of purchase to be cash equivalents. Short-term investments are in highly liquid financial instruments with original maturities greater than three-months but less than one year and are classified as "available-for-sale" investments. Investments are reported at their fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity. As of September 30, 2007, our cash and cash equivalents consisted of commercial paper and cash deposited in checking and money market accounts.

        The following table summarizes the fair value of the Company's available-for-sale securities held in its short-term investment portfolio, recorded short-term investments:

Available for Sale Securities:

Fiscal Year Ended September 30, 2007
(in thousands)

Security Description	Amortized Cost	Net Unrealized Gain/(Losses)	Fair Market Value	Accrued Interest Income	Total Value
Corporate bonds and notes	1,875	(2)	1,873	—	1,873
Commercial paper	1,908	(1)	1,907	16	1,923

Total	$3,783	$(3)	$3,780	$16	$3,796

Fiscal Year Ended September 30, 2006
(in thousands)

Security Description	Amortized Cost	Net Unrealized Gain/(Losses)	Fair Market Value	Accrued Interest Income	Total Value
U.S. government securities	$1,001	$1	$1,002	$2	$1,004
Commercial paper	3,835	(1)	3,834	31	3,865

Total	$4,836	$—	$4,836	$33	$4,869

        The U.S. government securities include bonds and discount notes with a maturity date of one to 30 years at issuance. Corporate bonds and discount notes have maturities from one day to one year at issuance. The securities are issued by such agencies as Fannie Mae (FNMA), Freddie Mac (FHLMC) and Government Sponsored Enterprises (GSEs).

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

        The unrealized losses on the Company's investments during 2007 were caused primarily by changes in interest rates. The Company typically invests in highly-rated securities with strong liquidity. The

Company's investment policy requires investments to be rated single-A or better. Therefore, the Company considers the declines to be temporary in nature. During 2007, the Company did not record any impairment on outstanding securities.

Inventories

        Inventories (which include costs associated with components assembled by third-party assembly manufacturers, as well as internal labor and allocable overhead) are stated at the lower of standard cost (which approximates actual cost on a first-in, first-out method) or market value. Provisions, when required, are made to reduce excess and obsolete inventories to their estimated net realizable values. We regularly monitor inventory quantities on hand and record a provision for excess and obsolete inventories based primarily on our estimated forecast of product demand and production requirements for the next six months. As of September 30, 2007, we recognized $96,000 of provision for excess and obsolete inventories. Inventory reserve was approximately $2.4 million and $2.3 million as of September 30, 2007 and 2006, respectively. The components of inventories include:

	Fiscal Year Ended September 30,
	2007	2006
	(in thousands)
Raw materials	$675	$497
Work-in-progress	106	75
Finished goods	786	810

Total	$1,567	$1,382

Property, Plant and Equipment—Net

        Property, plant, and equipment are stated at cost. Cost includes purchase cost, applicable taxes and freight costs. Depreciation is computed by use of the straight-line method over the estimated useful lives of the assets, which is three years except for tooling. Our tooling is depreciated using the greater value between the five year straight-line method or the number of phones shipped in the period. Cost includes purchase cost, applicable taxes and freight. Depreciation expense for fiscal years 2007, 2006 and 2005, was approximately $247,000, $218,000 and $109,000, respectively. All repairs and maintenance costs are expensed as incurred.

        Property, plant and equipment—net consist of (in thousands):

	Fiscal Year Ended September 30,
	2007	2006
Machinery and equipment	$238	$214
Furniture and equipment	1,097	1,067
Tooling	502	502
Software	938	920

Total	2,775	2,703
Accumulated depreciation and amortization	(2,269)	(2,022)

Property and equipment—net	$506	$681

        Net book value of equipment leased under capital leases was $52,000 and $118,000 for fiscal years 2007 and 2006, respectively. Net of accumulated deprecation for such equipment was $147,000 and $81,000 for fiscal years 2007 and 2006, respectively.

Long-Term Investments

        As of September 30, 2006, we held an investment of common stock of private Taiwanese telecommunication company valued at approximately $195,000 accounted for using the cost method. Our interest in the company is approximately 2%, which interest does not allow us to exercise significant influence.

        In July 2004, we purchased common stock of a private Korean telecommunications company for $79,000. As a result of this investment, we acquired approximately 23% of the voting power of the company. This gives us the right to nominate and elect one of the three members of the Company's current board of directors. We are accounting for this investment using the equity method and record our minority interest of their results in our results of operations. As of September 30, 2007, our investment in the Korean company had a remaining book value of approximately $14,000 compared to $16,000 at fiscal year 2006.

        We perform periodic reviews of our investments for impairment. Our investments are considered impaired when a review of the issuer's operations and other indicators of impairment indicate that the carrying value of the investment is not likely to be recoverable. Such indicators include, but are not limited to, limited capital resources, limited prospects of receiving additional financing, and limited prospects for liquidity of the related securities. No write-downs were recorded during fiscal years 2007, 2006 or 2005.

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

Stock-Based Compensation

        Commencing October 1, 2005, the Company adopted the provisions of Statement of Financial Accounting Standard ("SFAS") No. 123(R), "Share Based Compensation" ("SFAS No. 123(R)"), which requires all share-based compensation, including grants of stock options, to be recognized in the income statement as an operating expense, based on their fair market values. On October 1, 2005, first day of fiscal 2006, the Company adopted SFAS No. 123(R) using the modified prospective method. Under this transition method, stock based compensation cost recognized subsequent to October 1, 2005 included: (i) compensation cost for all share-based awards granted prior to but not yet vested as of September 30, 2005, based on the grant-date fair value estimated in accordance with SFAS No. 123(R), and (ii) compensation cost for all share-based awards granted subsequent to September 30, 2005, based on the grant-date fair value estimated in accordance with SFAS No. 123(R). In accordance with the modified prospective method of adoption, the Company has not restated the Company's results of operations and financial position for prior periods.

        Prior to adopting SFAS No. 123(R), the Company accounted for stock-based employee compensation under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosures." The Company applied the modified prospective method in adopting SFAS No. 123(R) and, accordingly, the Company recorded compensation costs as the requisite service was rendered for the unvested portion of previously issued awards that remain outstanding at the initial date of adoption. Periods prior to the adoption of SFAS No. 123(R) have not been restated.

        The Company has provided pro forma disclosures of the effect on net (loss) and earnings (loss) per share for the year ended September 30, 2005 in the table below to reflect the impact had the Company been required to include the amortization of the Black-Scholes option value as an expense (in thousands, except for per share data):

For the Year Ended September 30, 2005
Net loss	$(311)
Add: stock-based employee compensation expense included in reported net loss under APB No. 25	—
Deduct: Total stock-based compensation determined under fair value based method prior to adoption of SFAS No. 123R, net of related tax effects	(1,680)

Net loss—pro forma	$(1,991)

Basic and diluted net income (loss) per share:
As reported	$(0.02)

Pro forma	$(0.14)

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, and is not subject to revaluation as a result of subsequent stock price fluctuations. The following table lists the weighted-average assumptions the Company used to value stock options:

	Employee Stock Option Plans Fiscal Year Ended September 30,			Employee Stock Purchase Plan Fiscal Year Ended September 30,
	2007	2006	2005	2007	2006	2005
Expected Life (in years)	5	5	5	0.5	0.5	0.5
Risk-free interest rate	4.6-4.9%	4.3-5.4%	3.5-4.0%	5.32%	5.15%	4.3%
Volatility	90%	95%	100%	89%	94%	99%
Expected dividend	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%

        The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option pricing models require the input of highly subjective assumptions, including the expected stock price volatility. The Company estimates expected stock price volatility based on historical volatility rates since our initial public offering, trended into future years. Because the Company's employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our options. The Company bases the risk-free interest rate for periods within the contractual life of the option upon the U.S. Treasury yield.

Revenue Recognition

        The Company accounts for the recognition of revenue in accordance with Statement of Position ("SOP") 97-2, "Software Revenue Recognition." Revenue consist of sales to end-users, including resellers, and to distributors. Revenue from sales to end-users including resellers are recognized upon shipment, when risk of loss has passed to the customer, collection of the receivable is reasonably assured, persuasive evidence of an arrangement exits, and the price is fixed and determinable. Sales to distributors are made under terms allowing certain rights of return and protection against subsequent price declines on the Company's products held by its distributors. Upon termination, any unsold products may be returned by the distributor for a full refund. These agreements may be canceled by either party based on a specified notice. As a result of the above provisions, the Company defers recognition of distributor revenue until such distributors resell our products to their customers. The amounts deferred as a result of this policy are reflected as "deferred revenue" in the accompanying consolidated balance sheets. The related cost of revenue is also deferred and reported in the consolidated balance sheets as inventory.

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

        For fiscal years 2007, 2006, and 2005, percentage of net revenue generated in the Americas for the following customers was approximately 81%, 84%, and 80%, respectively:

	Fiscal Year Ended September 30,
	2007	2006	2005
AltiSys	16%	15%	16%
Synnex	50%	55%	53%
Graybar	15%	14%	11%

        International revenue derived from sales to customers outside of the Americas, primarily in China, Norway and the United Kingdom. Net revenue generated internationally was approximately 10% for fiscal years 2007, 2006 and 2005, respectively.

Segment Reporting

        The Company manages its business primarily on a geographic basis. Accordingly, the Company determined its operating segments, which are generally based on the nature and location of its customers, to be the Americas and International. The Company's two geographical segments, all sell the same products to the same types of customers. The Company's reportable operating segments are comprised of the Americas, and International operations. The Americas segment includes the United States, Canada, Mexico, Central America and the Caribbean. The International segment is comprised of China, the United Kingdom and Norway.

        The following table sets forth percentages of net revenue by geographic region with respect to such revenue for the periods indicated:

	Fiscal Year Ended September 30,
	2007	2006	2005
Americas	90%	90%	90%
International	10%	10%	10%

Total	100%	100%	100%

Computation of Basic and Diluted Net Loss Per Share

        The Company bases its basic earnings per share upon the weighted average number of common shares outstanding during the period in accordance with SFAS No. 128, Earnings per Share ("SFAS No. 128"). Basic earnings per common share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

        The following table sets forth the computation of basic and diluted loss per share (in thousands, except net loss and per share amounts):

	Fiscal Year Ended September 30,
	2007	2006	2005
Net loss	$(936)	$(12)	$(311)
Computation of common shares outstanding—basic loss per share:
Weighted average common stock	15,363	14,964	14,605

Basic net loss per share	$(0.06)	$(0.00)	$(0.02)

Diluted loss per share	$(0.06)	$(0.00)	$(0.02)

        Options to purchase 3.7 million, 3.6 million and 4.1 million shares of common stock were outstanding for the years ended September 30, 2007, September 30, 2006 and September 30, 2005, respectively, and were excluded from the computation of diluted net earnings per share for these periods because their effect would have been antidilutive.

Comprehensive Loss

        Comprehensive income consists of two components, net income and other comprehensive income. Other comprehensive income refers to revenue, expenses, gains, and losses that under U.S. generally accepted accounting principles are recorded as an element of shareholders' equity but are excluded from net income. The Company's other comprehensive income consists of unrealized gain and losses on marketable securities categorized as available-for-sale.

        The following table summarizes comprehensive loss for fiscal years 2007, 2006 and 2005, respectively (in thousands):

	Fiscal Year Ended September 30,
	2007	2006	2005
Net loss	$(936)	$(12)	$(311)
Other comprehensive income	3	1	1

	$(933)	$(11)	$(310)

Recent Accounting Pronouncements

        In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 ("SFAS No. 159"). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 (our 2009 fiscal year). We have not yet determined the impact, if any, of SFAS No. 159 on our consolidated financial statements.

        In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations ("SFAS No. 141R"). SFAS No. 141R will significantly change the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, IPR&D and restructuring costs. In addition, under SFAS No. 141R, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008 (our 2010 fiscal year). We have not yet determined the impact, if any, of SFAS No. 141R on our consolidated financial statements.

        In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 ("SFAS No. 160"). SFAS No. 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests (NCI) and classified as a component of equity. This new consolidation method will significantly change the accounting for transactions with minority interest holders. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008 (our 2010 fiscal year). We have not yet determined the impact, if any, of SFAS No. 160 on our consolidated financial statements.

        In July 2006, the FASB issued FASB Interpretation No. ("FIN") 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, "Accounting for Income Taxes," and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN 48 provides guidance on derecognition, classification, interest penalties and accounting in interim periods, and requires expanded disclosure with respect to the uncertainty in income taxes. FIN 48 is effective as of the beginning of our 2008 fiscal year. The cumulative effect, if any, of applying FIN 48 is to be reported as an adjustment to the opening balance of retained earnings in the year of adoption. We have not yet determined the impact, if any, of FIN 48 on our consolidated financial statements.

3. WARRANTY

        The Company provides a one year warranty for hardware products starting upon shipment to end users. The Company has historically experienced minimal warranty costs. Factors that affect our warranty liability include the number of installed units, historical experience and management's judgment regarding anticipated rates of warranty claims and cost per claim. The Company assesses the adequacy of its recorded warranty liability every quarter and makes adjustments to the liability if necessary.

        Changes in the Company's warranty liability for the fiscal years ended September 30, 2007 and 2006, respectively, are as follows (in thousands):

	Fiscal Year Ended September 30,
	2007	2006
	(in thousands)
Beginning balance	$263	$264
Provisions for warranty liability	168	146
Other adjustments	(100)	—
Warranty cost including labor, components and scrap	(183)	(147)

Ending balance	$148	$263

        Other adjustments were the result of a significant decline in the product return rate caused by changes in the Company's management of the return programs.

4. COMMITMENTS AND CONTINGENCIES

Commitments

        We lease our facilities under various operating lease agreements expiring on various dates through February 2009. In December 2003, we leased approximately 32,000 square feet to serve as our headquarters for corporate administration, research and development, manufacturing, and sales and marketing facility in Fremont, California. The lease for its headquarters expires on February 21, 2009. Rent expense for all operating leases totaled approximately $574,000, $539,000 and $486,000, for fiscal years 2007, 2006 and 2005, respectively. In June 2007, the Company's Shanghai branch entered into a new lease agreement for a period of three years. The Company believes its current facilities are adequate to support its needs through the end of fiscal 2008. Additionally, the Company also leases certain equipment under capital lease arrangements. The minimum future lease payments under all noncancellable capital and operating leases as of September 30, 2007 are as follows (in thousands):

	Capital Leases	Operating Leases
Fiscal Year Ending September 30,
2008	47	526
2009	44	332
2010	33	240

Total contractual lease obligation	$124	$1,098

Amount representing interest	$14
Present value of minimum lease payment	110

Total minimum future lease payment	$124

Current portion	$39
Long-term portion	71

Total capital lease commitments	$110

Contingencies

        From time to time, the Company may become party to litigation in the normal course of our business. Litigation in general, and intellectual property and securities litigation in particular, can be expensive and disruptive to normal business operations. Moreover, the results of complex litigation are difficult to predict.

        On September 6, 2002, Vertical Networks, Inc. filed suit against the Company in the United States District Court for the Northern District of California, alleging infringement of U.S. Patents Nos. 6,266,341, 6,289,025, 6,292,482, 6,389,009, and 6,396,849. On October 28, 2002, Vertical Networks amended its complaint to add allegations of infringement of U.S. Patents Nos. 5,617,418 and 5,687,174. Vertical Networks filed a second amended complaint on November 20, 2002 to identify products and/or activities that allegedly infringe the seven patents-in-suit. Vertical Networks' Complaint seeks an injunction against future patent infringement, an award of damages, including treble damages for alleged willful infringement, and attorneys' fees and costs. On December 9, 2002, the Company filed an answer and counterclaims for declaratory relief, and on December 26, 2002, Vertical Networks filed its reply to those counterclaims. On October 4, 2007, the parties entered into a stipulation dismissing the lawsuit in its entirety without prejudice.

5. CAPITAL STOCK

Common Stock

        The Company is authorized to issue 50,000,000 shares of common stock. At September 30, 2007, we had reserved the following shares of common stock for future issuance:

1994 Stock Option Plan	962,189
1999 Employee Stock Purchase Plan	670,890
1999 Stock Option Plan	4,170,701

Total	5,803,780

Stock Option Plans

        In October 1994, we adopted the 1994 Stock Option Plan (the "1994 Plan") and authorized the issuance of 2,096,246 shares to employees, directors, and consultants. As of September 30, 2007, there were 168,233 vested shares outstanding from the 1994 Plan. In 1996, all shares under the 1994 Plan vested and continue to remain outstanding. Additionally, no new options can be granted from this plan. During fiscal year 1999, we adopted the 1999 Stock Option Plan (the "1999 Plan" and together with the "1994 Plan", the "Plans") and authorized the issuance of 2,096,247 shares to employees, directors and consultants. The number of shares will be increased on the first day of the Company's fiscal year equal to the lesser of (i) 1,796,783 shares, (ii) 5% of the outstanding shares on that date or (iii) a lesser amount as determined by the Board of Directors. Under the Plans, the Board of Directors may grant incentive and nonqualified stock options to employees, directors and consultants of the Company. The exercise price per share for an incentive stock option cannot be less than 100% of the fair market value, as determined by the Board of Directors, on the date of grant. The exercise price per share for a nonqualified stock option cannot be less than 85% of the fair market value, as determined by the Board of Directors, on the date of grant. Also, the exercise price of options granted to a greater than 10% stockholder may not be less than 110% of the fair market value on the date of grant. The value of common stock subject to incentive stock options that become exercisable by any one employee in any calendar year may not exceed $100,000. Options under these Plans generally vest over a four-year period and generally expire ten years after the date of grant.

        The following table summarizes the Company's stock option plans under the Plans as of September 30, 2004 and changes during the three fiscal years ended September 30, 2007:

	Options Available for Grant	Options Outstanding	Weighted Average Exercise Price
Balance as of September 30, 2004	2,937,899	3,751,814	$3.79
Options authorized for grant	719,931	—
Options granted (weighted average of fair value of $2.99)	(831,000)	831,000	2.99
Options exercised	—	(210,107)	0.95
Options forfeited or expired	288,217	(288,217)	4.11

Balance as of September 30, 2005	3,115,047	4,084,490	$3.75
Options authorized for grant	—	—
Options granted (weighted average of fair value of $1.76)	(58,000)	58,000	1.76
Options exercised	—	(265,895)	0.69
Options forfeited or expired	317,425	(317,425)	5.86

Balance as of September 30, 2006	3,374,472	3,559,170	$3.76
Options authorized for grant	—	—
Options granted (weighted average of fair value of $1.76)	(778,000)	778,000	1.76
Options exercised	—	(481,438)	1.48
Options forfeited or expired	154,527	(154,527)	4.21

Balance as of September 30, 2007	2,750,999	3,701,205	$3.62

Exercisable at September 30, 2005		2,829,037	$4.12
Exercisable at September 30, 2006		2,992,428	$3.91
Exercisable at September 30, 2007		3,080,129	$3.91

        At September 30, 2007, the aggregate intrinsic value of the ending outstanding stock options was $814,000. The total ending vested and expected to vest stock options were 3.6 million shares, the weighted average exercise price was $3.67, the aggregate intrinsic value was $814,000, and the weighted average remaining contractual term was 4.92 years. The total ending exercisable stock options were 3.1 million shares, the aggregate intrinsic value was $814,000, the weighted average exercise price was $3.91, and the weighted average remaining contractual term was 4.30 years.

        The following table summarizes information concerning outstanding and exercisable options at September 30, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding as of 9/30/07	Weighted Average Remaining Contractual Term (years)	Weighted Average Exercise Price	Number Exercisable as of 9/30/07	Weighted Average Exercise Price
$ 0.23 - $ 0.59	14,937	3.23	$0.47	14,937	$0.47
0.60 - 0.60	370,516	5.12	0.60	370,516	0.60
0.72 - 0.83	405,811	3.28	0.79	405,811	0.79
0.87 - 1.88	668,544	7.78	1.56	232,504	1.09
1.93 - 2.89	395,571	3.50	2.21	378,989	2.21
2.98 - 2.98	588,500	6.88	2.98	446,023	2.98
3.82 - 3.82	521,833	6.05	3.82	500,856	3.82
3.95 - 11.38	636,736	2.29	9.43	631,736	9.47
11.69 - 11.69	78,757	1.55	11.69	78,757	11.69
12.69 - 12.69	20,000	1.20	12.69	20,000	12.69

	3,701,205	5.05	$3.62	3,080,129	$3.91

1999 Employee Stock Purchase Plan

        Under the 1999 Employee Stock Purchase Plan (the "1999 Purchase Plan"), 670,890 shares of common stock are reserved for issuance at September 30, 2007 to eligible employees at a price of 85% of the lower of the fair market value of the common stock on the first day of the offering period or a specified exercise date (last trading day in April or October). The number of reserved shares will be increased on the first day of each fiscal year by the lesser of (i) 598,928 shares, (ii) 2% of the outstanding shares on that date or (iii) a lesser amount determined by the Board of Directors. Participants under the 1999 Purchase Plan generally may not purchase shares on any exercise date to the extent that, immediately after the grant, the participant would own stock totaling 5% or more of the total combined voting power of all stock of the Company, or greater than $25,000 worth of stock in any calendar year. In addition, no more than 5,989 shares may be purchased by any participant during any offering period. In the event of a sale or merger of us, the Board may accelerate the exercise date of the current purchase period to a date prior to the change of control, or the acquiring company may assume or replace the outstanding purchase rights under the 1999 Purchase Plan. In fiscal year 2007, 94,750 shares were purchased by and distributed to employees at a price of $1.35 per share.

6. DEFERRED STOCK COMPENSATION

        The following table shows total stock-based compensation expense classified by Consolidated Statement of Operations reporting caption for the year ended September 30, 2007, 2006 and 2005:

	Fiscal Year Ended September 30,
	2007	2006	2005
	(in thousands)
Cost of goods sold	$20	$36	$—
Research and development	179	279	—
Selling, general and administrative	403	486	—

Pre-tax stock-based compensation	602	801	—
Income tax	—	—	—

Net stock-based compensation	$602	$801	$—

7. INCOME TAXES

        Worldwide income (loss) from continuing operations before provision for income taxes consists of the following:

	Fiscal Year Ended September 30,
	2007	2006	2005
	(in thousands)
United States	$(731)	$114	$(131)
Foreign	(194)	(107)	(180)

Income (loss) from continuing operations	$(925)	$7	$(311)

        The provision for income taxes consisted of the following and is attributable to federal and state minimum taxes:

	Fiscal Year Ended September 30,
	2007	2006	2005
	(in thousands)
Federal	$9	$14	$—
State	2	5	—
Foreign	—	—	—

Income tax provision	$11	$19	$—

        The Company records a tax provision for the anticipated tax consequences of the reported results of operations. In accordance with SFAS No. 109, Accounting for Income Taxes, the provision for income taxes is computed using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets are expected to be realized or settled. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. The following is a summary of the significant components of the deferred tax asset (in thousands):

	September 30,
	2007	2006
Net operating loss carryforwards	$15,313	$15,056
Reserve and other cumulative temporary differences	1,696	1,860
Research and development credit carryforward	1,085	1,085
Net capitalized research and development expenses	282	490

	18,376	18,491
Valuation allowance	(18,376)	(18,491)

Net deferred tax asset	$—	$—

        As of September 30, 2007, we had net operating loss carryforwards for federal income tax purposes of approximately $41.5 million that expire at various dates through 2027, and federal research and development tax credits of approximately $520,000 that expire at various dates through 2027. We also had net operating loss carryforwards for state income tax purposes of approximately $14.2 million that expire at various dates through 2017, and state research and development tax credits of approximately $565,000 which do not have an expiration date and may be carried forward indefinitely. Utilization of the Company's net operating loss and tax credit carryforwards may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss carryforwards before utilization.

        A valuation allowance has been recorded for the entire deferred tax asset as a result of uncertainties regarding realization of the asset, including limited operating history of the Company, lack of profitability to date and uncertainty over future operating profitability and taxable income. During fiscal years 2007 and 2006, the valuation allowance decreased $115,000 and $1,213,000, respectively. In fiscal year 2005, the valuation allowance increased $47,000. As of September 30, 2007 and 2006 we had no significant deferred tax liabilities.

        We did not incur any income tax expenses from our foreign subsidiaries, AltiGen Korea and AltiGen China as of September 30, 2007.

        Reconciliation between the Company's effective tax rate and the U.S. statutory rate is as follows:

	Fiscal Year Ended September 30,
	2007	2006	2005
Tax at federal statutory rate	35.0%	35.0%	35.0%
Change in valuation allowance	(10.4)	(4,098.5)	(31.0)
State taxes	2.4	543.7	—
Meals & entertainment	(1.8)	179.5	—
Unbenefitted foreign loss	(7.3)	535.0	—
Stock-based compensation	(18.5)	3,067.8	—
Other	—	8.3	(4.0)

Provision for income taxes	(0.6)%	270.8%	0.0%

8. EQUITY INVESTMENT IN COMMON STOCK OF PRIVATE COMPANY

        Equity investment in common stock of private company is primarily the Company's allocated portion of the net income or losses of a private Korean telecommunications company acquired an ownership interest in July 2004. We purchased common stock of a private Korean telecommunications company for approximately $79,000. As a result of this investment, we acquired approximately 23% of the voting power of the company. This gives us the right to nominate and elect one of the three members of the Company's current board of directors. We are accounting for this investment using the equity method. For the fiscal years ended September 30, 2007 and September 30, 2006, we recorded product sales revenue totaling $33,000 and $14,000, respectively. Our accounts receivable from this company decreased to $16,000 in fiscal year 2007 from $30,000 in fiscal year 2006. Total equity in net loss of this company was approximately $2,000 and $36,000 for fiscal years ended 2007 and 2006, respectively.

9. RELATED PARTY TRANSACTION

        As of September 30, 2006, we held an investment of common stock of private Taiwanese telecommunication company valued at approximately $195,000 accounted for using the cost method. Our interest in the company is approximately 2%, which interest does not allow us to exercise significant influence.

        In July 2004, we purchased common stock of a private Korean telecommunications company for $79,000. As a result of this investment, we acquired approximately 23% of the voting power of the company. This gives us the right to nominate and elect one of the three members of the Company's current board of directors. We are accounting for this investment using the equity method and record our minority interest of their results in our results of operations. As of September 30, 2007, our investment in the Korean company had a remaining book value of approximately $14,000 compared to $16,000 at fiscal year 2006.

10. SUBSEQUENT EVENTS

        In fiscal year 2008, our Board of Directors approved the repurchase of up to $2.0 million of our common stock in the open market. The repurchases will be made from time to time through

November 14, 2008 at the Company's discretion depending on factors such as our stock price, general business and market conditions, and other investment opportunities. The repurchase will be made in the open market and will be funded from available working capital.

        Additionally, subsequent to our November 13, 2007 board meeting, our Board of Directors authorized and approved to issue approximately 1.0 million shares of our common stock to employees and directors.

11. SELECTED QUARTERLY FINANCIAL DATA

        Following is a summary of our quarterly operating results and share data for the years ended September 30, 2007 and September 30, 2006.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data) (Un-audited)
Consolidated Statements of Operations Data:
Fiscal year ending September 30, 2007:
Net revenue	$4,372	$4,145	$4,181	$5,190
Gross profit	2,361	2,241	2,233	2,930
Net loss	(94)	(172)	(526)	(144)
Basic and diluted net loss per share	(0.01)	(0.01)	(0.03)	(0.01)
Fiscal year ending September 30, 2006:
Net revenue	$4,403	$4,174	$4,806	$4,513
Gross profit	2,385	2,239	2,711	2,479
Net income (loss)	(218)	(120)	190	136
Basic and diluted net income (loss) per share	(0.01)	(0.01)	0.01	0.01

ALTIGEN COMMUNICATIONS, INC. AND SUBSIDIARY

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Classification	Balance at Beginning of Fiscal Year	Charged to Costs and Expenses(a)	Deductions(b)	Balance at End of Fiscal Year
	(in thousands)
Allowance for doubtful accounts:
Fiscal year ending September 30, 2007	$38	$15	$(20)	$33
Fiscal year ending September 30, 2006	$40	$1	$(3)	$38
Fiscal year ending September 30, 2005	$35	$34	$(29)	$40

(a)
Related to identified uncollectible accounts

(b)
Charges for which allowances were created

	Balance at Beginning of Fiscal Year	Charged to Revenue(a)	Deductions(b)	Balance at End of Fiscal Year
Inventory reserve:
Fiscal year ending September 30, 2007	$2,279	$96	$—	$2,375
Fiscal year ending September 30, 2006	$2,458	$122	$(301)	$2,279
Fiscal year ending September 30, 2005	$2,625	$—	$(167)	$2,458

(a)
Primarily related to sales reserves

(b)
Charges for which allowances were created

        The deductions are a result of sales of product that were recovered and we are currently using up this reserve as we sell our product.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 27, 2007	ALTIGEN COMMUNICATIONS, INC.
	By:	/s/ GILBERT HU Gilbert Hu Chief Executive Officer

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

Signature	Title	Date

/s/ GILBERT HU Gilbert Hu	Chief Executive Officer (principal executive officer) and Director	December 27, 2007
/s/ JEREMIAH J. FLEMING Jeremiah J. Fleming	President, Chief Operating Officer (principal operating officer) and Director	December 27, 2007
/s/ PHILIP M. MCDERMOTT Philip M. McDermott	Chief Financial Officer (principal financial and accounting officer)	December 27, 2007
/s/ ERIC D. WANGER Eric D. Wanger	Director	December 27, 2007
/s/ TACHENG CHESTER WANG Tacheng Chester Wang	Director	December 27, 2007
/s/ MIKE MON YEN TSAI Mike Mon Yen Tsai	Director	December 27, 2007

AltiGen Communications, Inc.

Exhibit Index

Exhibit Number	Description
3.1*	Amended and Restated Certificate of Incorporation.
3.2*****	Second Amended and Restated Bylaws.
4.2*	Specimen common stock certificates.
4.3*	Third Amended and Restated Rights Agreement dated May 7, 1999 by and among AltiGen Communications, Inc. and the Investors and Founder named therein.
10.1*	Form of Indemnification Agreement.
10.2*	1994 Stock Option Plan, as amended, and form of stock option agreement.
10.3*	1998 Stock Purchase Plan.
10.4****	1999 Stock Plan, as amended, and form of stock option agreement.
10.5***	1999 Employee Stock Purchase Plan, as amended, and forms of subscription agreement and notice of withdrawal.
10.8****	Lease agreement: 4555 Cushing Parkway, Fremont, California between VEF III Funding, LLC. And AltiGen Communications, Inc. dated October 1, 2003.
10.19*	Employment Agreement by and between the Registrant and Philip McDermott, dated June 8, 1999.
10.26**++	OEM Agreement between AltiSys Communications and AltiGen Communications, Inc., dated January 18, 1999.
10.27****++	Distribution Agreement between Synnex Information Technologies, Inc. and AltiGen Communications, Inc. dated December 22, 1999.
10.28****++	Distribution Agreement between Graybar Electric Company, Inc. and AltiGen Communications, Inc. dated June 12, 2003.
10.29+++	Distribution Agreement between Jenne Distributor, Inc., and AltiGen Communications, Inc. dated September 30, 2007.
21.1*	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
23.2	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.
24.1	Power of Attorney (included on signature page).
31.1	Certification of Principal Executive Officer.
31.2	Certification of Principal Financial Officer.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to exhibit filed with the Registrant's Registration Statement on Form S-1 (No. 333-80037) declared effective on October 4, 1999.
**	Incorporated by reference to exhibit filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2001.
***	Incorporated by reference to exhibit filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2002.
****	Incorporated by reference to exhibit filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2003.
*****	Incorporated by reference to exhibit filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.
++	Confidential treatment was granted for certain portions of this exhibit.
+++	Confidential treatment requested as to certain portions of this exhibit.

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
ALTIGEN COMMUNICATIONS, INC. Form 10-K for the Year Ended September 30, 2007 TABLE OF CONTENTS
PART I
  Item 1. Business
PRODUCTS
  Item 1A. Risk Factors
  Item 1B. Unresolved Staff Comments
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN* Among AltiGen Communications, Inc., The NASDAQ Composite Index and The NASDAQ Telecommunications Index
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
  Item 8. Financial Statements and Supplementary Data.
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  Item 9A. Controls and Procedures
  Item 9B. Other Information
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
PART IV
  Item 15. Exhibits and Financial Statement Schedules
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ALTIGEN COMMUNICATIONS, INC. AND SUBSIDIARY CONSOLIDATED BALANCE SHEETS (In thousands, except share and per share amounts)
ALTIGEN COMMUNICATIONS, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share amounts)
ALTIGEN COMMUNICATIONS, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS) (In thousands, except share amounts)
ALTIGEN COMMUNICATIONS, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
ALTIGEN COMMUNICATIONS, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Year Ended September 30, 2007 (in thousands)
Fiscal Year Ended September 30, 2006 (in thousands)
ALTIGEN COMMUNICATIONS, INC. AND SUBSIDIARY SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
SIGNATURES
Exhibit Index