Form 10-Q
period 2007-12-31
ALTIGEN COMMUNICATIONS INC
filed 2008-02-14
CIK 1003607

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one): Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☐

The number of shares of our common stock outstanding as of February 11, 2008 was: 15,714,747 shares

ALTIGEN COMMUNICATIONS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2007

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

ALTIGEN COMMUNICATIONS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except share data)

	December 31,	September 30,
	2007	2007
ASSETS
Current assets:
Cash and cash equivalents	$5,937	$6,111
Short-term investments	4,159	3,796
Accounts receivable, net of allowances of $23 and $33 at December 31, 2007 and September 30, 2007, respectively.	2,222	2,656
Inventories, net	1,984	1,567
Prepaid expenses and other current assets	307	237
Total current assets	14,609	14,367

Property and equipment:
Furniture and equipment	1,912	1,837
Computer software	939	938

	2,851	2,775
Less: Accumulated depreciation	(2,330)	(2,269)

Net property and equipment	521	506

Other non-current assets:
Long-term investments	213	209
Long-term deposit	163	168

Total other non-current assets	376	377

Total assets	$15,506	$15,250

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,044	$821
Accrued liabilities:
Payroll and related benefits	384	459
Warranty	145	148
Marketing	102	79
Accrued expense	420	322
Other	500	422
Deferred revenue	1,270	565

Total current liabilities	3,865	2,816

Long-term deferred rent and other	66	89
Stockholders' equity:
Convertible preferred stock, $0.001 par value; Authorized—5,000,000 shares; Outstanding—none at December 31, 2007 and September 30, 2007	—	—
Common stock, $0.001 par value; Authorized—50,000,000 shares; Outstanding—16,888,020 shares at December 31, 2007 and 16,733,552 shares at September 30, 2007	17	16
Treasury stock at cost — 1,173,273 shares at December 31, 2007 and 1,063,895 shares September 30, 2007	(1,189)	(1,014)
Additional paid-in capital	65,808	65,434
Accumulated other comprehensive income	3	3
Accumulated deficit	(53,064)	(52,094)
Total stockholders' equity	11,575	12,345

Total liabilities and stockholders' equity	$15,506	$15,250

See Notes to Consolidated Financial Statements.

ALTIGEN COMMUNICATIONS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
 (In thousands, except per share data)

	Three Months Ended December 31,
	2007	2006

Net revenue:
Hardware	$3,628	$3,959
Software	632	413
Total net revenue	4,260	4,372
Cost of revenue:
Hardware	1,791	1,984
Software	63	27
Total cost of revenue	1,854	2,011

Gross profit	2,406	2,361

Operating expenses:
Research and development	915	817
Sales and marketing	1,763	1,169
General and administrative	814	582

Total operating expenses	3,492	2,568

Loss from operations	(1,086)	(207)
Equity in net income (loss) of investee	3	(3)
Interest and other income, net	112	120

Net loss before taxes	(971)	(90)
Income tax provision	—	(4)
Net loss	$(971)	$(94)

Basic and diluted net loss per share	$(0.06)	$(0.01)

Weighted average shares used in computing basic net loss per share	15,728	15,130

Weighted average shares used in computing diluted net loss per share	15,728	15,130

See Notes to Consolidated Financial Statements.

ALTIGEN COMMUNICATIONS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Three Months Ended December 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(971)	$(94)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	61	63
Stock-based compensation	229	151
Equity in net loss of investee	(3)	3
Changes in operating assets and liabilities:
Accounts receivable	434	(219)
Inventories, net	(417)	(415)
Prepaid expenses and other current assets	(71)	(64)
Accounts payable	223	351
Accrued liabilities	121	(36)
Deferred revenue	705	290
Long-term deferred rent and other	(23)	(20)

Net cash provided by operating activities	288	10

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(10,187)	(5,689)
Proceeds from sale of short-term investments	9,824	6,224
Changes in long-term deposits	5	—
Purchases of property and equipment	(76)	(9)

Net cash provided by (used in) investing activities	(434)	526

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuances of common stock, net of issuance costs	146	71
Repurchase of treasury stock	(174)	—
Net cash provided by (used in) financing activities	(28)	71

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(174)	607
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	6,111	5,053

CASH AND CASH EQUIVALENTS, END OF YEAR	$5,937	$5,660

See Notes to Consolidated Financial Statements.

ALTIGEN COMMUNICATIONS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

AltiGen Communications, Inc. (“we” or the “Company”) is a pioneer and market leader in Internet protocol telephony systems for small-to medium-sized businesses. We design, manufacture and market next generation, Internet protocol phone systems and contact centers that use both the Internet and the public telephone network to take advantage of the convergence of voice and data communications. Unlike traditional proprietary phone systems, our systems are designed with open architecture and are built on an industry standard platform. This adherence to industry standards allows our products to play an important role in the small-to medium- sized business market by delivering phone systems that can integrate with other technologies and provide integrated voice and data solutions.

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

These financial statements should be read in conjunction with our audited consolidated financial statements for the fiscal year ended September 30, 2007, included in the Company’s 2007 Annual Report on Form 10-K filed with the SEC on December 27, 2007. AltiGen’s results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

We consider all highly liquid investments with an original maturity of three months or less from the date of purchase to be cash equivalents. Short-term investments are in highly liquid financial instruments with original maturities greater than three-months but less than one year and are classified as “available-for-sale” investments. Investments are reported at their fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity. As of December 31, 2007, our cash and cash equivalents consisted of commercial paper and cash deposited in checking and money market accounts.

INVENTORIES

Inventories (which include costs associated with components assembled by third-party assembly manufacturers, as well as internal labor and allocable overhead) are stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or market value. Provisions, when required, are made to reduce excess and obsolete inventories to their estimated net realizable values. We regularly monitor inventory quantities on hand and record a provision for excess and obsolete inventories based primarily on our estimated forecast of product demand and production requirements for the next six months. As of September 30, 2007, we recognized $96,000 of provision for excess and obsolete inventories. For the three months ended December 31, 2007, we recognized $2,000 of provision for excess and obsolete inventories. The components of inventories include (in thousands):

	December 31,	September 30,
	2007	2007
Raw materials	$643	$675
Work-in-progress	65	106
Finished goods	1,276	786
Total	$1,984	$1,567

LONG-TERM INVESTMENTS

As of December 31, 2007, we held an investment of common stock of a private Taiwanese telecommunication company valued at approximately $195,000 accounted for using the cost method. Our interest in the company is approximately 2%, which interest does not allow us to exercise significant influence.

In July 2004, we purchased common stock of a private Korean telecommunications company for $79,000. As a result of this investment, we acquired approximately 23% of the voting power of the company. This gives us the right to nominate and elect one of the three members of the Company’s current board of directors. We are accounting for this investment using the equity method and record our minority interest of their results in our results of operations. As of December 31, 2007, our investment in the Korean company had a remaining book value of approximately $19,000 compared to $14,000 at fiscal year 2007.

We perform periodic reviews of our investments for impairment. Our investments are considered impaired when a review of the issuer’s operations and other indicators of impairment indicate that the carrying value of the investment is not likely to be recoverable. Such indicators include, but are not limited to, limited capital resources, limited prospects of receiving additional financing, and limited prospects for liquidity of the related securities. No write-downs were recorded as of December 31, 2007.

REVENUE RECOGNITION

The Company recognizes revenue in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition.” Revenue consist of sales to end-users, including resellers, and to distributors. Revenue from sales to end-users including resellers are recognized upon shipment, when risk of loss has passed to the customer, collection of the receivable is reasonably assured, persuasive evidence of an arrangement exits, and the price is fixed and determinable. Sales to distributors are made under terms allowing certain rights of return and protection against subsequent price declines on the Company's products held by its distributors. Upon termination, any unsold products may be returned by the distributor for a full refund. These agreements may be canceled by either party based on a specified notice. As a result of the above provisions, the Company defers recognition of distributor revenue until such distributors resell our products to their customers. The amounts deferred as a result of this policy are reflected as “deferred revenue” in the accompanying consolidated balance sheets. The related cost of revenue is also deferred and reported in the consolidated balance sheets as inventory.

SOFTWARE ASSURANCE

Effective September 4, 2007, we introduced our Software Assurance Program which provides our customers with the latest updates, new releases, and technical support for the applications they are licensed to use. The program is an annual subscription and can range from one to three years. Sales from the software assurance program are recorded as deferred revenue and recognized as revenue evenly over the terms of the subscriptions.

Software components are generally not sold separately from our hardware components. Software revenue consists of license revenue that is recognized upon delivery of the application products or features. We provide Software Assurance consisting primarily of the latest software updates, patches, new releases and technical support. In accordance with SOP 97-2, revenue earned on software arrangements involving multiple elements is allocated to each element based upon the relative fair value of the elements. The revenue allocated on this element is recognized with the initial licensing fee on delivery of the software. This Software Assurance revenue is in addition to the initial license fee, and is recognized over a period of one to three years. The estimated cost of providing Software Assurance during the arrangement is insignificant; and unspecified upgrades/enhancements offered at no cost during Software Assurance arrangements historically have been and are expected to continue to be minimal and infrequent. All estimated costs of providing the services, including upgrades and enhancements are spread over the life of the Software Assurance term.

STOCK-BASED COMPENSATION

Commencing October 1, 2005, the Company adopted the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 123(R), “Share Based Compensation” (“SFAS No. 123(R)”), which requires all share-based compensation, including grants of stock options, to be recognized in the income statement as an operating expense, based on their fair market values. On October 1, 2005, first day of fiscal 2006, the Company adopted SFAS No. 123(R) using the modified prospective method. Under this transition method, stock based compensation cost recognized subsequent to October 1, 2005 included: (i) compensation cost for all share-based awards granted prior to but not yet vested as of September 30, 2005, based on the grant-date fair value estimated in accordance with SFAS No. 123(R), and (ii) compensation cost for all share-based awards granted subsequent to September 30, 2005, based on the grant-date fair value estimated in accordance with SFAS No. 123(R). In accordance with the modified prospective method of adoption, the Company has not restated the Company’s results of operations and financial position for prior periods.

Prior to adopting SFAS No. 123(R), the Company accounted for stock-based employee compensation under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosures.” The Company applied the modified prospective method in adopting SFAS No. 123(R) and, accordingly, the Company recorded compensation costs as the requisite service was rendered for the unvested portion of previously issued awards that remain outstanding at the initial date of adoption. Periods prior to the adoption of SFAS No. 123(R) have not been restated.

The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option pricing models require the input of highly subjective assumptions, including the expected stock price volatility. The Company estimates expected stock price volatility based on historical volatility rates since our initial public offering, trended into future years. Because the Company’s employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our options. The Company bases the risk-free interest rate for periods within the contractual life of the option upon the U.S. Treasury yield.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, and is not subject to revaluation as a result of subsequent stock price fluctuations. The underlying weighted-average assumptions used in the Black-Scholes model and the resulting estimates of fair value per share were as follows for options granted during the three months ended December 31, 2007 and 2006:

	Three Months Ended December 31,	Three Months Ended December 31,
	2007	2006
Employee Stock Option Plan
Expected Life (in years)	5	5
Risk-free interest rate	3.6%	4.5%
Volatility	88%	92%
Dividend yield	0.0%	0.0%

Employee Purchase Plan
Expected Life (in years)	0.5	0.5
Risk-free interest rate	4.2%	5.0%
Volatility	89%	93%
Dividend yield	0.0%	0.0%

The following table presents stock-based compensation expense included in the accompanying consolidated statement of operations (in thousands):

	Three Months Ended December 31,	Three Months Ended December 31,
	2007	2006
Cost of goods sold	$3	$7
Research and development	36	53
Selling, general and administrative	190	91
Total	$229	$151

The following table summarizes the Company’s stock option plan as of December 31, 2007, and changes during the three months ended December 31, 2007:

	Number of Shares	Weighted- average Exercise Price	Weighted- Average Remaining Contractual Life (in years)
Outstanding at October 1, 2007	3,701,205	$3.62
Granted	1,033,000	1.30
Exercised	(58,638)	0.60
Forfeitures and cancellations	(72,246)	5.00
Outstanding at December 31, 2007	4,603,321	$3.12	6.01
Vested and expected to vest at December 31, 2007	4,282,749	$3.23	5.75
Exercisable at December 31, 2007	3,014,825	$3.93	4.19

During the three months ended December 31, 2007, 3.0 million shares of Company common stock issuable upon exercise of outstanding options are exercisable with a weighted-average exercise price of $3.93. The weighted-average remaining contractual term for outstanding options at December 31, 2007 was 6.0 years.

At December 31, 2007, the Company has $1.1 million in unamortized stock-based compensation related to our employee stock option plan. We estimate this expense will be amortized and recognized over the next 4 years.

Under the 1999 Employee Stock Purchase Plan (the “1999 Purchase Plan”), we had reserved, as of September 30, 2007, 670,890 shares of common stock for issuance to eligible employees at a price equal to 85% of the lower of the fair market value of the common stock on the first day of the offering period or a specified exercise date (last trading day in April or October). During the three months ended December 31, 2007, 95,830 shares were purchased by and distributed to employees at a price of $1.35 per share.

COMPUTATION OF BASIC AND DILUTED NET LOSS PER SHARE

The Company bases its basic earnings per share upon the weighted average number of common shares outstanding during the period in accordance with SFAS No. 128, Earnings per Share (“SFAS No. 128”). Basic earnings per common share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the three months ended December 31, 2007, basic and diluted net loss per share numbers were identical as potential common shares resulting from the exercise of stock options were antidilutive and consequently excluded from the Company’s fully diluted share capital.

Basic and diluted loss per share for each of the two quarters in the period ended December 31, 2007 and 2006 were as follows (in thousands, except for per share data):

	Three Months Ended December 31,
	2007	2006
Net loss	$(971)	$(94)
Computation of common shares outstanding - basic loss per share:
Weighted average common stock	15,728	15,130
Basic loss per share	$(0.06)	$(0.01)
Diluted loss per share	$(0.06)	$(0.01)

Options to purchase 4.6 million and 3.5 million shares of common stock were outstanding as of December 31, 2007 and 2006, respectively, and were excluded from the computation of diluted net earnings per share for these periods because their effect would have been antidilutive.

COMPREHENSIVE LOSS

Comprehensive income consists of two components, net income and other comprehensive income. Other comprehensive income refers to revenue, expenses, gains, and losses that under U.S. generally accepted accounting principles are recorded as an element of shareholders' equity but are excluded from net income. The Company's other comprehensive income consists of unrealized gains and losses on marketable securities categorized as available-for-sale.

Comprehensive losses for the three months ended December 31, 2007 and 2006 were as follows (in thousands):

	Three Months Ended December 31,
	2007	2006
Net loss	$(971)	$(94)
Unrealized gain	3	—
	$(968)	$(94)

SEGMENT REPORTING

We are organized and operate as two operating segments, the Americas and International. The Americas is comprised of the United States, Canada, Mexico, Central America and the Caribbean. The International segment is comprised of China, the United Kingdom and Norway.

The following table sets forth percentages of net revenue by geographic region with respect to such revenue for the periods indicated:

	Three Months Ended December 31,
	2007	2006
Americas	86%	90%
International	14%	10%
Total	100%	100%

International is comprised of revenue primarily from China, the United Kingdom and Norway. Most significant long-lived assets are located in the United States. Our hardware tooling used to develop the IP710 and the IP705 phones as well as the tooling used to develop the face plate for the MAX1000 Voice over IP phone system are located in Taiwan.

Net revenue by customers that individually accounted for more than 10% of our revenue for the three months ended December 31, 2007 and 2006, respectively, were as follows:

	Three Months Ended December 31,
	2007	2006
AltiSys	18%	13%
Synnex	36%	49%
Graybar	13%	18%
Total	67%	80%

2. WARRANTY

The Company provides a one year warranty for hardware products starting upon shipment to end users. We have historically experienced minimal warranty costs. Factors that affect our warranty liability include the number of installed units, historical experience and management's judgment regarding anticipated rates of warranty claims and cost per claim. We assess the adequacy of our recorded warranty liability every quarter and make adjustments to the liability if necessary.

Changes in our warranty liability for the three months ended December 31, 2007 and 2006, respectively, are as follows (in thousands):

	Three Months Ended December 31,
	2007	2006
Beginning balance	$148	$263
Provisions for warranty liability	40	48
Warranty cost including labor, components and scrap	(43)	(44)
Ending balance	$145	$267

3. COMMITMENTS AND CONTINGENCIES

Commitments

We lease our facilities under various operating lease agreements expiring on various dates through February 2009. The Company leases approximately 32,000 square feet to serve as our headquarters for corporate administration, research and development, manufacturing, and sales and marketing facility in Fremont, California. The lease for its headquarters expires on February 21, 2009. Rent expense for all operating leases totaled approximately $168,000 and $141,000 for the three months ended December 31, 2007 and 2006, respectively. In June 2007, the Company’s Shanghai branch entered into a new lease agreement for a period of three years. The Company believes its current facilities are adequate to support its needs through the end of fiscal 2008. Additionally, the Company also leases certain equipment under capital lease arrangements. The minimum future lease payments under all noncancellable capital and operating leases as of December 31, 2007 are as follows (in thousands):

	Capital Leases	Operating Leases
Fiscal Year Ending September 30,
Remainder of 2008	$35	$478
2009	44	425
2010	33	326
Total contractual lease obligation	$112	$1,229

Amount representing interest	$12
Present value of minimum lease payment	$100

Current portion	$38
Long-term portion	62
Total capital lease commitments	$100

Contingencies

From time to time, we may become party to litigation in the normal course of our business. Litigation in general, and intellectual property and securities litigation in particular, can be expensive and disruptive to normal business operations. Moreover, the results of complex litigation are difficult to predict.

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

4. STOCK REPURCHASE PROGRAM

On October 23, 2007, our Board of Directors approved the repurchase of up to $2.0 million of our common stock in the open market. The repurchases will be made from time to time through November 14, 2008 at the Company’s discretion depending on factors such as our stock price, general business and market conditions, and other investment opportunities. The repurchase will be made in the open market and will be funded from available working capital. Under the currently active authority, the Company repurchased 109,378 shares in the three months ended December 31, 2007 for an aggregate cost of $174,000.

5. SUBSEQUENT EVENT

On January 31, 2008, we entered into a Cooperation Agreement with the US Express Leasing, Inc. (“USXL”), based in Parsippany, New Jersey, to provide financing services for our sales activities. Under the Cooperation Agreement, the Company and USXL will establish a private label financing program under the label of AltiGen Communications Finance (“ACF”) and marketing support relationship (the “Program”) pursuant to which USXL will finance the acquisition of products, software and services on behalf of the customers (the “Customers”) of AltiGen’s Resellers in the United States of America. The agreement has an initial term of three (3) years from the effective date. If neither party delivers written notice to the other of its intention to terminate the agreement with ninety (90) days prior to the end of such initial term or any renewal term, the term of the agreement shall be automatically renewed for successive one (1) year renewal terms until so terminated.

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

OVERVIEW

We are a pioneer and market leader in Internet protocol telephony systems for small-to medium-sized businesses. We design, manufacture and market next generation, Internet protocol phone systems and contact centers that use both the Internet and the public telephone network to take advantage of the convergence of voice and data communications. Unlike traditional proprietary phone systems, our systems are designed with open architecture and are built on an industry standard platform. This adherence to industry standards allows our products to play an important role in the small-to medium-sized business market by delivering phone systems that can integrate with other technologies and provide integrated voice and data solutions. We believe this enables our customers to implement communication systems that have an increased return on investment versus past technology investments. We generated net revenue of $4.3 million and $4.4 million for the three months ended December 31, 2007 and 2006, respectively. As of December 31, 2007 we had an accumulated deficit of $53.1 million. Net cash provided by operating activities was $288,000 for the three months ended December 31, 2007.

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

Our cost of revenue consists of component and material costs, direct labor costs, provisions for excess and obsolete inventory, warranty costs and overhead related to the manufacturing of our products. Several factors that have affected and will continue to affect our revenue growth are the state of economy, the market acceptance of our products, our ability to add new resellers and our ability to design, develop, and release new products. We engage third-party assemblers, which for the three months ended December 31, 2007, were All Quality Services and Bestronics in San Jose, to insert the hardware components into the printed circuit board. We purchase fully-assembled chassis from Advantech Corporation, Analog phones from Fanstel Corporation and Internet protocol phones from BCM Communications, Inc. We selected our manufacturing partners with the goals of ensuring a reliable supply of high-quality finished products and lowering per unit product costs as a result of manufacturing economies of scale. We cannot assure you that we will maintain the volumes required to realize these economies of scale or when or if such cost reductions will occur. The failure to obtain such cost reductions could materially adversely affect our gross margins and operating results.

We continue to focus on (i) developing enhancements to our current products to provide greater functionality and increased capabilities, based on our market research, customer feedback and our competitors' product offerings and (ii) creating new product offerings to both enhance our position in our target market segment and enter new geographical markets. Additionally, we intend to continue selling our products to small-to medium-sized businesses, enterprise businesses, multisite businesses, corporate and branch offices and call centers. Also, we plan to continue to recruit additional resellers and distributors that focus on selling phone systems to our target customers. We believe that the adoption rate for this Internet telephony is much faster with small-to medium-sized businesses because many of them have no significant investment on their books for traditional phone systems. Also, we believe that small-to medium-sized businesses are looking for call center-type administration to increase the productivity and efficiency of their contacts with customers. Assuming that current market trends continue as a result of our enhanced products, we expect to see continued revenue growth for fiscal year 2008. These trends include the growth in acceptance of our call center products, the growth in the marketplaces of Asia, Latin America, the Caribbean, and the status quo of the North American economy.

CRITICAL ACCOUNTING POLICIES

Revenue Recognition. Net sales consist primarily of revenue from direct sales to end-users, including resellers, and sales to distributors. The Company recognizes revenue pursuant to SEC Staff Accounting Bulletin ("SAB") No. 104, Revenue Recognition, (“SAB No. 104”). Revenue from sales to end-users are recognized upon shipment, when risk of loss has passed to the customer, collection of the receivable is reasonably assured, persuasive evidence of an arrangement exists, and the sales price is fixed and determinable. We provide for estimated sales returns and allowances and warranty costs related to such sales at the time of shipment in accordance with SFAS No. 48, Revenue Recognition when Right of Return Exists (“SFAS No. 48”). Net revenue consists of product revenue reduced by estimated sales returns and allowances. Sales to distributors are made under terms allowing certain rights of return and protection against subsequent price declines on our products held by its distributors. Upon termination, any unsold products may be returned by the distributor for a full refund. These agreements may be canceled without cause by either party following a specified notice period. As a result of the above provisions, we defer recognition of distributor revenue until such distributors resell our products to their customers. The amounts deferred as a result of this policy are reflected as “deferred revenue” in the accompanying consolidated balance sheets. The related cost of revenue is also deferred and reported in the consolidated balance sheets as inventory. Our total deferred revenue was $1.3 million and $821,000 as of December 31, 2007 and 2006, respectively. The increase was primarily driven by the sales of our new product, software assurance program. In the quarter ended December 31, 2007, software assurance represented approximately $363,000 of total deferred revenue.

New Program. Effective September 4, 2007, we introduced our Software Assurance Program which provides our customers with the latest updates, new releases, and technical support for the applications they are licensed to use. The program is an annual subscription and can range from one to three years. Sales from the software assurance program are recorded as deferred revenue and recognized as revenue evenly over the terms of the subscriptions.

Software components are generally not sold separately from our hardware components. Software revenue consists of license revenue that is recognized upon delivery of the application products or features. We provide Software Assurance consisting primarily of the latest software updates, patches, new releases and technical support. In accordance with SOP 97-2, revenue earned on software arrangements involving multiple elements is allocated to each element based upon the relative fair value of the elements. The revenue allocated on this element is recognized with the initial licensing fee on delivery of the software. This Software Assurance revenue is in addition to the initial license fee, and is recognized over a period of one to three years. The estimated cost of providing Software Assurance during the arrangement is insignificant; and unspecified upgrades/enhancements offered at no cost during Software Assurance arrangements historically have been and are expected to continue to be minimal and infrequent. All estimated costs of providing the services, including upgrades and enhancements are spread over the life of the Software Assurance term.

Cash and Cash Equivalents. Cash and cash equivalents include cash on hand, deposits with banks and highly liquid investments with a time to maturity of three months or less at the time of purchase.

Short-Term Investment. Short-term investments are highly liquid financial instruments with original maturities greater than three months but less than one year and are classified as “available-for-sale” investments. We classify our available-for-sale securities as current assets. We report our available-for-sale securities at their fair value. Further, we recognize unrealized gains and losses in our available-for sale securities as an increase or reduction in shareholders’ equity. We evaluate our available-for-sale securities for impairment quarterly.

Inventory. Inventory is stated at the lower of cost (first-in, first-out method) or market. Our inventory balance was $2.0 million and $1.8 million as of December 31, 2007 and 2006, respectively. We perform a detailed review of inventory each fiscal quarter, with consideration given to future customer demand for our products, obsolescence from rapidly changing technology, product development plans, and other factors. If future demand or market conditions for our products are less favorable than those projected by management, or if our estimates prove to be inaccurate due to unforeseen technological changes, we may be required to record additional inventory provision which would negatively affect gross margins in the period when the write-downs were recorded. In prior periods, we had established a reserve to write off excess inventory which management believed would not be sold. The reserve was reduced by $2,000 and $16,000 during the periods ended December 31, 2007 and 2006, respectively. Our inventory allowance was $2.4 million as of December 31, 2007.

Warranty Cost. We accrue for warranty costs based on estimated product return rates and the expected material and labor costs to provide warranty services. If actual products return rates, repair cost or replacement costs differ significantly from our estimates, then our gross margin could be adversely affected. The liability for product warranties was $145,000 and $267,000 as of December 31, 2007 and 2006, respectively. This change was the result of a significant decline in the product return rate caused by changes in the Company’s management of the return programs. As a consequence of the Company’s standardized manufacturing processes and product testing procedures, returns of defective product are infrequent and the quantities have not been significant. Accordingly, historical warranty costs have not been material.

Results of Operations

The following table sets forth consolidated statements of operations data for the periods indicated as a percentage of net revenue.

	Three Months Ended December 31,
	2007	2006
Consolidated Statements of Operations Data:
Net revenue:
Hardware	85.2%	90.6%
Software	14.8	9.4

Total net revenue	100.0	100.0
Cost of revenue:
Hardware	42.0	45.4
Software	1.5	0.6

Total cost of revenue	43.5	46.0

Gross profit	56.5	54.0

Operating expenses:
Research and development	21.5	18.7
Sales and marketing	41.4	26.7
General and administrative	19.1	13.3

Total operating expenses	82.0	58.7

Loss from operations	(25.5)	(4.7)
Equity in net income (loss) of investee	0.1	(0.1)
Interest and other income, net	2.6	2.7
Net loss before income taxes	(22.8)	(2.1)
Provision for income taxes	—	(0.1)

Net loss	(22.8)%	(2.2)%

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

The following table sets forth percentages of net revenue by geographic region with respect to such revenue for the periods indicated:

	Three Months Ended December 31,
	2007	2006
Americas	86%	90%
International	14%	10%
Total	100%	100%

Net revenue by customers that individually accounted for more than 10% of our revenue for the three months ended December 31, 2007 and 2006, respectively, were as follows:

	Three Months Ended December 31,
	2007	2006
AltiSys	18%	13%
Synnex	36%	49%
Graybar	13%	18%
Total	67%	80%

The following table sets forth percentage of net revenue by product type with respect to such revenue for the periods indicated:

	Three Months Ended December 31,
	2007	2006
Hardware	85%	91%
Software	15%	9%
Total	100%	100%

Net revenue in the three months ended December 31, 2007 was $4.3 million, a 3% decrease in net revenue when compared to the same period of the previous fiscal year. Revenue generated in the Americas accounted for $3.6 million, or 86% of total net revenue, for the three months ended December 31, 2007 as compared to $4.0 million, or 90% of total net revenue, for the same period in the previous fiscal year. The systems shipped were 6% higher than the previous year but the average revenue per system was lower by 14%, reflecting a lower number of extensions per system shipped.

Cost of Revenue

Cost of revenue for the three months ended December 31, 2007 was $1.9 million compared to $2.0 million in the same period of the previous fiscal year. Cost of revenue as a percentage of net revenue was 44% and 46% for the three months ended December 31, 2007 and 2006, respectively. This decrease was primarily attributable to shipping systems with fewer extensions during the three months ended December 31, 2007.

Research and Development (“R&D”)

Research and development expenses consist primarily of costs related to personnel and overhead expenses, consultant expenses and other costs associated with design, development, prototyping and testing of our products and enhancements of our converged telephone system software. Research and development expenses increased by approximately $98,000 from $817,000 in the three months ended December 31, 2006 to $915,000 in the three months ended December 31, 2007. Research and development expenses as a percentage of revenue increased from 19% in the three months ended December 31, 2006 to 21% in the three months ended December 31, 2007. The expense increase in absolute dollars in research and development was a result of increase in personnel-related expenses of approximately $72,000 and an increase of $29,000 in consulting expenses. This increase was partially offset by decrease in non-cash stock based compensation expense required by SFAS No. 123(R).

We believe that research and development expenses will increase in the future periods over the long term to remain competitive. In the short term, we intend to continue to focus on cost control while business conditions improve.

Sales and Marketing

Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in marketing, sales and customer support functions, as well as trade shows, advertising, and promotional expenses. Sales and marketing expenses for the three months ended December 31, 2007 were $1.8 million compared to $1.2 million for the three months ended December 31, 2006. Sales and marketing expenses as a percentage of revenue were 41% and 27% for the three months ended December 31, 2007 and 2006, respectively. The most significant factor in the increase in the three months ended December 31, 2007 compared to the same periods in fiscal 2007 was the increase in personnel-related expenses of approximately $374,000 due to an increase in headcount of 15 employees. Other factors include an increase in travel-related expenses of approximately $28,000; a $33,000 increase in consulting expenses; a $67,000 increase in advertising expense; and a $79,000 increase in service-related expenses.

We anticipate sales and marketing expenses will increase in future periods over the long term due to increased staffing levels, particularly in sales, increased marketing activities and increased commission expense to the extent we achieve higher sales levels.

General and Administrative (“G&A”)

General and administrative expenses consist of salaries and related expenses for executive, finance and administrative personnel, facilities, allowance for doubtful accounts, legal, and other general corporate expenses. General and administrative expenses were $814,000 for the three months ended December 31, 2007 and $582,000 for the three months ended December 31, 2006. The increase in absolute dollars in general and administrative was driven by an increase in personnel-related expenses of approximately $80,000 and $143,000 increase in non-cash stock based compensation expense required by SFAS No. 123(R). These increases are directly tied to the hiring of our new president and chief operating officer, Jeremiah Fleming. General and administrative expenses as a percentage of revenue were 19% for the three months ended December 31, 2007 and 13% for the same period in fiscal 2006.

We expect general and administrative expenses to increase due to the cost associated with compliance with Section 404 of the Sarbanes-Oxley Act during fiscal year 2008.

Equity Investment in Common Stock of Private Company

Equity investment in common stock of private company is primarily our allocated portion of the net income or losses of a private Korean telecommunications company acquired an ownership interest in July 2004. We purchased common stock of a private Korean telecommunications company for approximately $79,000. As a result of this investment, we acquired approximately 23% of the voting power of the company. This gives us the right to nominate and elect one of the three members of the Company’s current board of directors. We are accounting for this investment using the equity method. For the three months ended December 31, 2007, total equity in net income of this company was approximately $3,000 as compared to a net loss of $3,000 during the same period in fiscal 2007.

Interest Expense and Other Income, Net

Net interest and other income decreased to $112,000 for the three months ended December 31, 2007 from $120,000 for three months ended December 31, 2006. The change was directly related to lower interest rates. The weighted average interest rate earned by us on our cash, cash equivalents, and short-term investments decreased to 4.43% in the three months ended December 31, 2007 as compared to the 5.84% rate earned during the same period in fiscal 2007. We expect net interest and other income to remain relatively flat with little change in cash available to invest.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through the sale of equity securities. As of December 31, 2007, we held cash, cash equivalents and short-term investments totaling $10.1 million. As of December 31, 2007, $5.9 million of our total assets are classified as cash and cash equivalents compared with $5.7 million in the same period in the prior year. Short-term investments were approximately $4.2 million and $4.3 million as of December 31, 2007 and 2006, respectively.

We believe our existing balances of cash, cash equivalents, and short-term investments, as well as cash expected to be generated from operating activities, will be sufficient to satisfy our working capital needs, capital expenditures, and other liquidity requirements associated with our existing operations over the next 12 months.

The following table presents selected financial information for each of the fiscal quarters ended on the dates indicated (dollars in thousands):

	Three Months Ended December 31,
	2007	2006
Cash and cash equivalents	$5,937	$5,660
Short-term investments	4,159	4,334
Total cash, cash equivalents and short-term investments	$10,096	$9,994

	Three Months Ended December 31,
	2007	2006
Net cash provided by operating activities	$288	$10
Net cash provided by (used in) investing activities	(434)	526
Net cash provided by (used in) financing activities	(28)	71
Net increase (decrease) in cash, cash equivalents, end of period	$(174)	$607

Changes in Cash Flows

During the three months ended December 31, 2007, our net cash provided by operating activities was $288,000. This was primarily attributable to our net loss of $971,000, an increase of $417,000 in inventories, an increase of $223,000 in accounts payable, $705,000 increase in deferred revenue and $121,000 increase in accrued liabilities. These factors were partially offset by a decrease of $434,000 in accounts receivable. The cash impact of the loss for the three months ended December 31, 2007 was partially offset by non-cash adjustments of $61,000 in depreciation and amortization costs, and non-cash stock-based compensation expense of $229,000. The increase in deferred revenue was primarily due to an increase in our software assurance sales as well as an increase in deferred channel due to more products being shipped to distribution channels than was sold. Net cash provided by operating activities of $10,000 in the three months ended December 31, 2006 was primarily due to a lower net loss of $94,000, a reduction in depreciation and amortization of approximately $63,000 and non-cash stock based compensation expense of $151,000. These factors were partially offset by an increase in accounts receivables of $219,000 and deferred revenue of approximately $290,000.

For the three months ended December 31, 2007, net cash used in investing activities was $434,000 as compared to net cash provided by investing activities of $526,000 during the same period in fiscal 2007. This was directly related to purchases of short-term investments and proceeds from maturities of short-term investments.

Net cash used in financing activities for the three months ended December 31, 2007 was approximately $28,000 as compared to net cash provided by financing activities of $71,000 during the same period in fiscal 2007. This change was primarily related to the repurchase of treasury stock approved on October 23, 2007. Our Board of Directors approved the repurchase of up to $2.0 million of our common stock in the open market. The repurchases will be made from time to time through November 14, 2008 at the Company’s discretion depending on factors such as our stock price, general business and market conditions, and other investment opportunities. The repurchase will be made in the open market and will be funded from available working capital. Under the currently active authority, the Company repurchased 109,378 shares in the three months ended December 31, 2007 for an aggregate cost of $174,000. During the three months ended December 31, 2007, our cash provided by financing activities was $146,000 which was related to the proceeds from the exercise of employee stock option and stock purchases through our employee stock purchase plan.

Net accounts receivable decreased to $2.2 million at December 31, 2007 from $2.7 million at September 30, 2007. The decrease in net accounts receivable was primarily due to decrease in net revenue and routine period-to-period fluctuations.

We ended the first quarter of fiscal 2008 with a cash conversion cycle of 93 days as compared to 78 days for the first quarter of fiscal 2007. The cash conversion cycle is the duration between purchase of inventories and services and the collection of the cash from the sale of our products and services and is a metric on which we have focused as we continue to try to efficiently manage our assets. The cash conversion cycle results from the calculation of days of sales outstanding (DSO) added to days of supply in inventories (DOS), reduced by days of payable outstanding (DPO).

Inventories increased to $2.0 million at December 31, 2007 from $1.6 million at September 30, 2007 and our inventory turn rate decreased to 3.7 at December 31, 2007 from 5.7 at September 30, 2007. This increase in inventories was primarily attributable to a decrease in sales. Our annualized inventory turn rate represents the number of times inventory is replenished during the year. Inventory management will continue to be an area of focus as we balance the need to maintain strategic inventory levels to help ensure competitive lead times with the risk of inventory obsolescence due to rapidly changing technology and customer requirements.

Accounts payable increased to $1.0 million at December 31, 2007 from $821,000 at September 30, 2007. This increase to accounts payable during this period was primarily attributable to an increase in the number of components purchased in the first quarter of fiscal 2008 and routine period-to-period fluctuations.

Liquidity and Capital Resources

As of December 31, 2007, our principal sources of liquidity included cash, cash equivalents and short-term investments of approximately $10.1 million. The maturities of our short-term investments are staggered throughout the year to ensure we meet our cash requirements.

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

We did not have any material commitments for capital expenditures as of December 31, 2007. We had total outstanding commitments on noncancelable capital and operating leases of $1.3 million as of December 31, 2007. Lease terms on our existing facility operating leases generally range from three to nine years. We believe, we have sufficient cash reserves to allow us to continue operations for more than a year. Our cash and short-term investments totaled approximately $10.1 million as of December 31, 2007.

On October 23, 2007, our Board of Directors approved the repurchase of up to $2.0 million of our common stock in the open market. The repurchases will be made from time to time through November 14, 2008 at the Company’s discretion depending on factors such as our stock price, general business and market conditions, and other investment opportunities. The repurchase will be made in the open market and will be funded from available working capital. During the three months ended December 31, 2007, the Company repurchased 109,378 shares at an aggregate cost of $174,000.

The following table presents certain payments due by us under contractual obligations with minimum firm commitments as of December 31, 2007:

	Payment Due by Period (in thousands)

Contractual Obligations	Total	Payments Due in Less Than 1 Year	Payments Due in 1 – 3 Years	Payments Due in 3 – 5 Years	Payments Due in More Than 5 Years
Operating leases obligation	$1,229	$478	$751	$—	$—
Capital leases obligation	112	35	77	—	—
Total contractual lease obligation	$1,341	$513	$828	$—	$—

Effects of Recently Issued Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109, “Accounting for Income Taxes,” which seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN 48 provides guidance on derecognition, classification, interest penalties and accounting in interim periods, and requires expanded disclosure with respect to the uncertainty in income taxes. We adopted the provisions of FIN 48 on October 1, 2007. There was no impact on our consolidated financial position, results of operations and cash flows as a result of adoption. We have no unrecognized tax benefit as of December 31, 2007, including no accrued amounts for interest and penalties.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

At December 31, 2007, our investment portfolio consisted primarily of fixed income securities. These securities are subject to interest rate risk and will decline in value if market interest rates increase. Due to the short duration and conservative nature of these instruments, we do not believe that we have a material exposure to interest rate risk. For example, if market interest rates were to increase immediately and uniformly by 10% from levels as of December 31, 2007, the decline in the fair value of the portfolio would not have a material effect on our results of operations over the next fiscal year.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of our quarter ended December 31, 2007 pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e). The term “disclosure controls and procedures,” as defined under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of our quarter ended December 31, 2007, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the three months ended December 31, 2007 that has materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On October 23, 2007, our Board of Directors approved the repurchase of up to $2.0 million of our common stock in the open market. This authorization was announced on November 14, 2007.  Current cash balances and the proceeds from stock option exercises and employee stock purchase plan purchases have funded the stock repurchase program. Pursuant to the 2008 Board of Directors’ authorization, we repurchased 109,378 shares in the three months ended December 31, 2007, at an approximate cost of $174,000. This authorization expires on November 14, 2008.

Repurchases of our common stock under the latest Board of Directors’ authorization is represented in the following table:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program
November 1, 2007 through November 30, 2007	16,413	$1.59	16,413	1,983,587
December 1, 2007 through December 31, 2007	92,965	1.60	109,378	1,890,622
Total	109,378	$1.59	109,378	1,890,622

Item 6. Exhibits.

Please refer to the Exhibit Index of this report on Form 10-Q.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTIGEN COMMUNICATIONS, INC.

Date: February 14, 2008	By:	/s/ Philip M. McDermott
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