Form 10-Q
period 2008-03-31
ALTIGEN COMMUNICATIONS INC
filed 2008-05-14
CIK 1003607

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008
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

The number of shares of our common stock outstanding as of May 12, 2008 was: 15,732,636 shares

ALTIGEN COMMUNICATIONS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2008

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

ALTIGEN COMMUNICATIONS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except per share data)

	March 31,	September 30,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$9,074	$6,111
Short-term investments	404	3,796
Accounts receivable, net of allowances of $34 and $33 at March 31, 2008 and September 30, 2007, respectively.	2,727	2,656
Inventories, net	2,006	1,567
Prepaid expenses and other current assets	364	237
Total current assets	14,575	14,367

Property and equipment:
Furniture and equipment	1,938	1,837
Computer software	939	938
	2,877	2,775
Less: Accumulated depreciation	(2,394)	(2,269)
Net property and equipment	483	506

Other non-current assets:
Long-term investments	209	209
Long-term deposit	81	168
Total other non-current assets	290	377
Total assets	$15,348	$15,250

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,311	$821
Accrued liabilities:
Payroll and related benefits	500	459
Warranty	145	148
Marketing	98	79
Accrued expense	368	322
Other	451	422
Deferred revenue	1,889	565
Total current liabilities	4,762	2,816
Long-term deferred rent and other	53	89

Stockholders' equity:
Convertible preferred stock, $0.001 par value; Authorized—5,000,000 shares; Outstanding—none at March 31, 2008 and September 30, 2007	—	—
Common stock, $0.001 par value; Authorized—50,000,000 shares; Outstanding—16,902,056 shares at March 31, 2008 and 16,733,552 shares at September 30, 2007	17	16
Treasury stock at cost — 1,277,410 shares at March 31, 2008 and 1,063,895 shares at September 30, 2007	(1,360)	(1,014)
Additional paid-in capital	66,069	65,434
Accumulated other comprehensive income	(1)	3
Accumulated deficit	(54,192)	(52,094)
Total stockholders' equity	10,533	12,345
Total liabilities and stockholders' equity	$15,348	$15,250

See Notes to Consolidated Financial Statements.

ALTIGEN COMMUNICATIONS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
 (In thousands, except per share data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007

Net revenue:
Hardware	$4,130	$3,842	$7,758	$7,801
Software	582	303	1,214	716
Total net revenue	4,712	4,145	8,972	8,517

Cost of revenue:
Hardware	2,017	1,876	3,808	3,860
Software	76	28	139	55
Total cost of revenue	2,093	1,904	3,947	3,915
Gross profit	2,619	2,241	5,025	4,602

Operating expenses:
Research and development	1,035	825	1,950	1,642
Sales and marketing	1,841	1,109	3,604	2,278
General and administrative	946	590	1,760	1,172
Total operating expenses	3,822	2,524	7,314	5,092
Loss from operations	(1,203)	(283)	(2,289)	(490)
Equity in net loss of investee	(6)	(1)	(3)	(4)
Interest and other income, net	82	115	194	235
Net loss before taxes	(1,127)	(169)	(2,098)	(259)
Income tax provision	—	(3)	—	(7)
Net loss	$(1,127)	$(172)	$(2,098)	$(266)
Basic and diluted net loss per share	$(0.07)	$(0.01)	$(0.13)	$(0.02)
Weighted average shares used in computing basic net loss per share	15,708	15,163	15,753	15,146
Weighted average shares used in computing diluted net loss per share	15,708	15,163	15,753	15,146

See Notes to Consolidated Financial Statements.

ALTIGEN COMMUNICATIONS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Six Months Ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,098)	$(266)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	124	124
Stock-based compensation	480	256
Equity in net income of investee	3	3
Changes in operating assets and liabilities:
Accounts receivable	(71)	648
Inventories, net	(439)	(568)
Prepaid expenses and other current assets	(130)	(81)
Accounts payable	490	(162)
Accrued liabilities	132	(42)
Deferred revenue	1,324	(45)
Long-term deferred rent and other	(36)	(42)
Net cash used in operating activities	(221)	(175)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(22,718)	(10,997)
Proceeds from sale of short-term investments	26,106	12,856
Changes in long-term deposits	87	—
Purchases of property and equipment	(101)	(33)
Net cash provided by investing activities	3,374	1,826

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuances of common stock, net of issuance costs	156	109
Repurchase of treasury stock	(346)	—
Net cash provided by (used in) financing activities	(190)	109
NET INCREASE IN CASH AND CASH EQUIVALENTS	2,963	1,760
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	6,111	5,053
CASH AND CASH EQUIVALENTS, END OF YEAR	$9,074	$6,813

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

CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

We consider all highly liquid investments with an original maturity of three months or less from the date of purchase to be cash equivalents. Short-term investments are in highly liquid financial instruments with original maturities greater than three-months but less than one year and are classified as “available-for-sale” investments. Investments are reported at their fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity. As of March 31, 2008, our cash and cash equivalents consisted of commercial paper and cash deposited in checking and money market accounts.

INVENTORIES

Inventories (which include costs associated with components assembled by third-party assembly manufacturers, as well as internal labor and allocable overhead) are stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or market value. Provisions, when required, are made to reduce excess and obsolete inventories to their estimated net realizable values. We regularly monitor inventory quantities on hand and record a provision for excess and obsolete inventories based primarily on our estimated forecast of product demand and production requirements for the next six months. We record a write-down for product and component inventories that have become obsolete or are in excess of anticipated demand or net realizable value. Raw material inventory is considered obsolete and is fully reserved if it has not moved in 365 days. During the quarter ended March 31, 2008, we disposed of fully-reserved inventory with original cost at $411,000. We attribute this overall reduction in obsolete inventory to sales of inventory previously reserved as well as physically disposing of a portion of the reserved inventory. For the year ended September 30, 2007, we recognized $96,000 of provision for excess and obsolete inventories. For the six months ended March 31, 2008, we recognized $1,000 of provision for excess and obsolete inventories. The components of inventories include (in thousands):

	March 31,	September 30,
	2008	2007
Raw materials	$603	$675
Work-in-progress	161	106
Finished goods	1,242	786
Total	$2,006	$1,567

LONG-TERM INVESTMENTS

As of March 31, 2008, we held an investment of common stock of a private Taiwanese telecommunication company valued at approximately $195,000 accounted for using the cost method. Our interest in the company is approximately 2%, which interest does not allow us to exercise significant influence.

In July 2004, we purchased common stock of a private Korean telecommunications company for $79,000. As a result of this investment, we acquired approximately 23% of the voting power of the company. This gives us the right to nominate and elect one of the three members of the Company’s board of directors. We are accounting for this investment using the equity method and record our minority interest of their results in our results of operations. As of March 31, 2008, our investment in the Korean company had a remaining book value of approximately $14,000.

We perform periodic reviews of our investments for impairment. Our investments are considered impaired when a review of the issuer’s operations and other indicators of impairment indicate that the carrying value of the investment is not likely to be recoverable. Such indicators include, but are not limited to, limited capital resources, limited prospects of receiving additional financing, and limited prospects for liquidity of the related securities. No write-downs were recorded as of March 1, 2008.

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

STOCK-BASED COMPENSATION

The Company accounts for stock based compensation under the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 123(R), “Share Based Compensation” (“SFAS No. 123(R)”), which requires all share-based compensation, including grants of stock options, to be recognized in the income statement as an operating expense, based on their fair market values. The Company adopted SFAS No. 123(R) using the modified prospective method. Under this transition method, stock based compensation cost recognized subsequent to October 1, 2005 included: (i) compensation cost for all share-based awards granted prior to but not yet vested as of September 30, 2005, based on the grant-date fair value estimated in accordance with SFAS No. 123(R), and(ii) compensation cost for all share-based awards granted subsequent to September 30, 2005, based on the grant-date fair value estimated in accordance with SFAS No. 123(R). In accordance with the modified prospective method of adoption, the Company has not restated the Company’s results of operations and financial position for prior periods.

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, and is not subject to revaluation as a result of subsequent stock price fluctuations. The underlying weighted-average assumptions used in the Black-Scholes model and the resulting estimates of fair value per share were as follows for options granted during the six months ended March 31, 2008 and 2007:

	Six Months Ended March 31,	Six Months Ended March 31,
	2008	2007
Employee Stock Option Plan
Expected Life (in years)	5	5
Risk-free interest rate	3.0%	4.8%
Volatility	88%	92%
Dividend yield	0.0%	0.0%

Employee Purchase Plan
Expected Life (in years)	0.5	0.5
Risk-free interest rate	1.5%	5.1%
Volatility	87%	91%
Dividend yield	0.0%	0.0%

The following table presents stock-based compensation expense included in the accompanying consolidated statement of operations (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
Cost of goods sold	$6	$4	$9	$11
Research and development	57	36	93	89
Selling, general and administrative	188	65	378	156
Total	$251	$105	$480	$256

The following table summarizes the Company’s stock option plan as of October 1, 2007, and changes during the six months ended March 31, 2008:

	Number of Shares	Weighted- average Exercise Price	Weighted- Average Remaining Contractual Life (in years)

Outstanding at October 1, 2007	3,701,205	$3.62
Granted	1,048,000	1.30
Exercised	(72,674)	0.63
Forfeitures and cancellations	(110,246)	3.83
Outstanding at March 31, 2008	4,566,285	$3.13	5.76
Vested and expected to vest at March 31, 2008	4,253,185	$3.25	5.50
Exercisable at March 31, 2008	3,046,351	$3.92	4.00

At March 31, 2008, the aggregate intrinsic value of outstanding stock options was $1.2 million. At March 31, 2008, the total vested and expected to vest stock options represented 4.3 million shares, the weighted average exercise price was $3.25, the aggregate intrinsic value was $1.1 million, and the weighted average remaining contractual term was 5.5 years. At March 31, 2008, the total exercisable stock options represented approximately 3.0 million shares, the aggregate intrinsic value was $819,000, the weighted average exercise price was $3.92, and the weighted average remaining contractual term was 4.0 years.

At March 31, 2008, the Company has $858,000 in unamortized stock-based compensation related to our employee stock option plan. We estimate this expense will be amortized and recognized over the next 4 years.

Under the 1999 Employee Stock Purchase Plan (the “1999 Purchase Plan”), we had reserved, as of September 30, 2007, 670,890 shares of common stock for issuance to eligible employees at a price equal to 85% of the lower of the fair market value of the common stock on the first day of the offering period or a specified exercise date (last trading day in April or October). During the six months ended March 31, 2008, 95,830 shares were purchased by and distributed to employees at a price of $1.35 per share.

COMPUTATION OF BASIC AND DILUTED NET LOSS PER SHARE

The Company bases its basic earnings per share upon the weighted average number of common shares outstanding during the period in accordance with SFAS No. 128, Earnings per Share (“SFAS No. 128”). Basic earnings per common share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the three and six months ended March 31, 2008, basic and diluted net loss per share numbers were identical as potential common shares resulting from the exercise of stock options were antidilutive and consequently excluded from the Company’s fully diluted share capital.

Basic and diluted loss per share for each of the three and six month periods ended March 31, 2008 and 2007 were as follows (in thousands, except for per share data):

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
Net loss	$(1,127)	$(172)	$(2,098)	$(266)
Weighted average shares outstanding - basic loss per share	15,708	15,163	15,753	15,146
Weighted average shares outstanding - diluted loss per share	15,708	15,163	15,753	15,146
Basic loss per share	$(0.07)	$(0.01)	$(0.13)	$(0.02)
Diluted loss per share	$(0.07)	$(0.01)	$(0.13)	$(0.02)

Options to purchase 4.5 million and 3.4 million shares of common stock were outstanding as of March 31, 2008 and 2007, respectively, and were excluded from the computation of diluted net loss per share for these periods because their effect would have been antidilutive.

SEGMENT REPORTING

We are organized and operate as two operating segments, the Americas and International. The Americas is comprised of the United States, Canada, Mexico, Central America and the Caribbean. The International segment is comprised of China, the United Kingdom and Norway.

The following table sets forth percentages of net revenue by geographic region with respect to such revenue for the periods indicated:

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
Americas	88%	91%	87%	90%
International	12%	9%	13%	10%
Total	100%	100%	100%	100%

International is comprised of revenue primarily from China, the United Kingdom and Norway. Most significant long-lived assets are located in the United States. Our hardware tooling used to develop the IP710 and the IP705 phones as well as the tooling used to develop the face plate for the MAX1000 Voice over IP phone system are located in Taiwan.

Net revenue by customers that individually accounted for more than 10% of our revenue for the three and six months ended March 31, 2008 and 2007, respectively, were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
AltiSys	15%	14%	16%	14%
Synnex	34%	54%	35%	51%
Graybar	15%	13%	14%	15%
Jenne	11%	—	7%	—
Total	75%	81%	72%	80%

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

Changes in our warranty liability for the three and six months ended March 31, 2008 and 2007, respectively, are as follows (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
Beginning balance	$145	$267	$148	$263
Provision for warranty liability	40	37	80	85
Warranty cost including labor, components and scrap	(40)	(47)	(83)	(91)
Ending balance	$145	$257	$145	$257

3. COMMITMENTS AND CONTINGENCIES

Commitments

We lease our facilities under various operating lease agreements expiring on various dates through February 2009. The Company leases approximately 32,000 square feet to serve as our headquarters for corporate administration, research and development, manufacturing, and sales and marketing facility in Fremont, California. The lease for its headquarters expires on February 21, 2009. Rent expense for all operating leases totaled approximately $170,000 and $338,000 for the three and six months ended March 31, 2008, respectively as compared to $142,000 and $283,000 for the three and six months ended March 31, 2007, respectively. In June 2007, the Company’s Shanghai branch entered into a new lease agreement for a period of three years. The Company believes its current facilities are adequate to support its needs through the end of fiscal 2008. Additionally, the Company also leases certain equipment under capital lease arrangements. The minimum future lease payments under all noncancellable capital and operating leases as of March 31, 2008 are as follows (in thousands):

Fiscal Years Ending September 30,	Capital Leases	Operating Leases
Remainder of 2008	$22	$304
2009	44	425
2010	33	334
2011	—	16
Total contractual lease obligation	$99	$1,079

Amount representing interest	$10
Present value of minimum lease payment	$90

Current portion	$38
Long-term portion	52
Total capital lease commitments	$90

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

4. STOCK REPURCHASE PROGRAM

On October 23, 2007, our Board of Directors approved the repurchase of up to $2.0 million of our common stock in the open market. The repurchases will be made from time to time through November 14, 2008 at the Company’s discretion depending on factors such as our stock price, general business and market conditions, and other investment opportunities. The repurchase will be made in the open market and will be funded from available working capital. Under the currently active authority, the Company repurchased 213,515 shares in the six months ended March 31, 2008 for an aggregate cost of $346,000.

5. SUBSEQUENT EVENT

In April 2008, we terminated our distribution agreement with Graybar. We believe the termination of our relationship with Graybar will not have a material impact on our business. As of March 31, 2008, the balances outstanding with Graybar were $170,000 in inventory and $414,000 in accounts receivable.

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

The forward-looking statements contained herein reflect our judgment as of the date of this report with respect to future events, the outcome of which is subject to certain risks that may have a significant impact on our business, operating results or financial condition. You are cautioned that these forward-looking statements are inherently uncertain. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements, or the outcome of present and future litigation, regulatory developments or other contingencies. You should carefully review the cautionary statements contained in our Annual Report on Form 10-K for the year ended September 30, 2007, including those set fourth in Item 1A. “Risk Factors” of that report.

OVERVIEW

We are a pioneer and market leader in Internet protocol telephony systems for small-to medium-sized businesses. We design, manufacture and market next generation, Internet protocol phone systems and contact centers that use both the Internet and the public telephone network to take advantage of the convergence of voice and data communications. Unlike traditional proprietary phone systems, our systems are designed with open architecture and are built on an industry standard platform. This adherence to industry standards allows our products to play an important role in the small-to medium-sized business market by delivering phone systems that can integrate with other technologies and provide integrated voice and data solutions. We believe this enables our customers to implement communication systems that have an increased return on investment versus past technology investments. We generated net revenue of $4.7 million and $9.0 million for the three and six months ended March 31, 2008, respectively, compared to net revenue of $4.1 million and $8.5 million for the three and six months ended March 31, 2007, respectively. As of March 31, 2008, we had an accumulated deficit of $54.2 million. Net cash used in operating activities was $221,000 for the six months ended March 31, 2008.

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

Our cost of revenue consists of component and material costs, direct labor costs, provisions for excess and obsolete inventory, warranty costs and overhead related to the manufacturing of our products. Several factors that have affected and will continue to affect our revenue growth are the state of economy, the market acceptance of our products, our ability to add new resellers and our ability to design, develop, and release new products. We engage third-party assemblers, which for the six months ended March 31, 2008, were All Quality Services and Bestronics in San Jose, to insert the hardware components into the printed circuit board. We purchase fully-assembled chassis from Advantech Corporation, Analog phones from Fanstel Corporation and Internet protocol phones from BCM Communications, Inc. We selected our manufacturing partners with the goals of ensuring a reliable supply of high-quality finished products and lowering per unit product costs as a result of manufacturing economies of scale. We cannot assure you that we will maintain the volumes required to realize these economies of scale or when or if such cost reductions will occur. The failure to obtain such cost reductions could materially adversely affect our gross margins and operating results.

We continue to focus on developing enhancements to our current products to provide greater functionality and increased capabilities, based on our market research, customer feedback and our competitors' product offerings, as well as creating new product offerings to both enhance our position in our target market segment and enter new geographical markets. Additionally, we intend to continue selling our products to small-to medium-sized businesses, enterprise businesses, multisite businesses, corporate and branch offices and call centers. Also, we plan to continue to recruit additional resellers and distributors that focus on selling phone systems to our target customers. We believe that the adoption rate for this Internet telephony is much faster with small-to medium-sized businesses because many of them have no significant investment on their books for traditional phone systems. Also, we believe that small-to medium-sized businesses are looking for call center-type administration to increase the productivity and efficiency of their contacts with customers. Assuming that current market trends continue as a result of our enhanced products, we expect to see continued revenue growth for fiscal year 2008. These trends include the growth in acceptance of our call center products, the growth in the marketplaces of Asia, Latin America, the Caribbean, and the status quo of the North American economy.

CRITICAL ACCOUNTING POLICIES

Revenue Recognition. Net sales consist primarily of revenue from direct sales to end-users, including resellers, and sales to distributors. We recognize revenue pursuant to SEC Staff Accounting Bulletin ("SAB") No. 104, Revenue Recognition, (“SAB No. 104”). Revenue from sales to end-users are recognized upon shipment, when risk of loss has passed to the customer, collection of the receivable is reasonably assured, persuasive evidence of an arrangement exists, and the sales price is fixed and determinable. We provide for estimated sales returns and allowances and warranty costs related to such sales at the time of shipment in accordance with SFAS No. 48, Revenue Recognition when Right of Return Exists (“SFAS No. 48”). Net revenue consists of product revenue reduced by estimated sales returns and allowances. Sales to distributors are made under terms allowing certain rights of return and protection against subsequent price declines on our products held by its distributors. Upon termination, any unsold products may be returned by the distributor for a full refund. These agreements may be canceled without cause by either party following a specified notice period. As a result of the above provisions, we defer recognition of distributor revenue until such distributors resell our products to their customers. The amounts deferred as a result of this policy are reflected as “deferred revenue” in the accompanying consolidated balance sheets. The related cost of revenue is also deferred and reported in the consolidated balance sheets as inventory. Our total deferred revenue was $1.9 million and $486,000 as of March 31, 2008 and 2007, respectively. This increase was primarily attributable to an increase of $654,000 in software assurance revenue and an increase of approximately $689,000 in distribution channels.

Software Assurance. Effective September 4, 2007, we introduced our Software Assurance Program which provides our customers with the latest updates, new releases, and technical support for the applications they are licensed to use. The program is an annual subscription and can range from one to three years. Sales from the software assurance program are recorded as deferred revenue and recognized as revenue evenly over the terms of the subscriptions.

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

Inventory. Inventory is stated at the lower of cost (first-in, first-out method) or market. Our inventory balance was $2.0 million and $1.9 million as of March 31, 2008 and March 31, 2007, respectively. We perform a detailed review of inventory each fiscal quarter, with consideration given to future customer demand for our products, obsolescence from rapidly changing technology, product development plans, and other factors. If future demand or market conditions for our products are less favorable than those projected by management, or if our estimates prove to be inaccurate due to unforeseen technological changes, we may be required to record additional inventory provision which would negatively affect gross margins in the period when the write-downs were recorded. In prior periods, we had established a reserve to write off excess inventory which management believed would not be sold. The reserve was reduced by $1,000 in the six months ended March 31, 2008 as compared to an increase of $9,000 during the same period in the prior year. During the quarter ended March 31, 2008, we disposed of fully-reserved inventory with original cost at $411,000. We attribute this overall reduction in obsolete inventory to sales of inventory previously reserved as well as physically disposing of a portion of the reserved inventory. As of March 31, 2008 and 2007, respectively, inventory allowance was $1.9 million and $2.3 million.

Warranty Cost. We accrue for warranty costs based on estimated product return rates and the expected material and labor costs to provide warranty services. If actual products return rates, repair cost or replacement costs differ significantly from our estimates, then our gross margin could be adversely affected. The liability for product warranties was $145,000 and $257,000 as of March 31, 2008 and March 31, 2007, respectively. This change was the result of a significant decline in the product return rate caused by changes in our management of the return programs. As a consequence of the Company’s standardized manufacturing processes and product testing procedures, returns of defective product are infrequent and the quantities have not been significant. Accordingly, historical warranty costs have not been material.

Results of Operations

The following table sets forth consolidated statements of operations data for the periods indicated as a percentage of net revenue.

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
Consolidated Statements of Operations Data:
Net revenue:
Hardware	87.6%	92.7%	86.5%	91.6%
Software	12.4	7.3	13.5	8.4
Total net revenue	100.0	100.0	100.0	100.0
Cost of revenue:
Hardware	42.8	45.3	42.4	45.3
Software	1.6	0.7	1.5	0.7
Total cost of revenue	44.4	46.0	43.9	46.0

Gross profit	55.6	54.0	56.1	54.0

Operating expenses:
Research and development	22.0	19.9	21.7	19.3
Sales and marketing	39.1	26.8	40.2	26.7
General and administrative	20.1	14.2	19.6	13.8

Total operating expenses	81.2	60.9	81.5	59.8

Loss from operations	(25.6)	(6.9)	(25.4)	(5.8)
Equity in net loss of investee	(0.1)	(0.0)	(0.0)	(0.0)
Interest and other income, net	1.7	2.8	2.2	2.8
Net loss before taxes	(24.0)	(4.1)	(23.2)	(3.0)
Provision for income taxes	(0.0)	(0.1)	(0.0)	(0.1)

Net loss	(24.0)%	(4.2)%	(23.2)%	(3.1)%

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

The following table sets forth percentages of net revenue by geographic region with respect to such revenue for the periods indicated:

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
Americas	88%	91%	87%	90%
International	12%	9%	13%	10%
Total	100%	100%	100%	100%

Net revenue by customers that individually accounted for more than 10% of our revenue for the three and six months ended March 31, 2008 and 2007, respectively, were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
AltiSys	15%	14%	16%	14%
Synnex	34%	54%	35%	51%
Graybar	15%	13%	14%	15%
Jenne	11%	—	7%	—
Total	75%	81%	72%	80%

The following table sets forth percentage of net revenue by product type with respect to such revenue for the periods indicated:

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
Hardware	88%	93%	86%	92%
Software	12%	7%	14%	8%
Total	100%	100%	100%	100%

Net revenue increased 14% to $4.7 million for the three months ended March 31, 2008 as compared to $4.1 for the three months ended March 31, 2007. Revenue generated in the Americas segment accounted for $4.1 million, or 88% compared to $3.8 million, or 91% of our total revenue, for the three months ended March 31, 2008 and March 31, 2007, respectively. Revenue generated in the International segment accounted for $576,000, or 12% compared to $386,000, or 9% of our total revenue, for the three months ended March 31, 2008 and March 31, 2007, respectively. The increase in net revenue in the Americas segment was primarily attributable to change in our product mix. Net revenue from sales of our smaller systems decreased approximately 14.9% while larger systems increased 109%. During the three months ended March 31, 2008, the number of systems shipped was 0.78% lower than the corresponding period in the previous year but the average revenue per system was higher by approximately 7.11%, reflecting a higher number of extensions per system shipped. Additionally, during the three month ended March 31, 2008, we recognized $130,000 in software assurance revenue. Effective September 4, 2007, we introduced our Software Assurance Program which provides our customers with the latest updates, new releases, and technical support for the applications they are licensed to use. The program is an annual subscription and can range from one to three years. Sales from the software assurance program are recorded as deferred revenue and recognized as revenue evenly over the terms of the subscriptions.

Net revenue increased 5% to $9.0 million for the six months ended March 31, 2008 as compared to $8.5 for the six months ended March 31, 2007. Revenue generated in the Americas segment accounted for $7.8 million, or 87% compared to $7.7 million, or 90% of our total revenue, for the six months ended March 31, 2008 and March 31, 2007, respectively. Revenue generated in the International segment accounted for $1.2 million, or 13% compared to $819,000, or 10% of our total revenue, for the six months ended March 31, 2008 and March 31, 2007, respectively. The increase in net revenue in the Americas was primarily due to an increase of 2.4% in the number of systems shipped compared to the corresponding period in the previous year.

Cost of Revenue

Cost of revenue for the three months ended March 31, 2008 increased $188,000, or 10% to $2.1 million from approximately $1.9 million for the three months ended March 31, 2007. The increase was primarily caused by a shift in our product mix to larger sized systems with more extensions. Cost of revenue for the six months ended March 31, 2008 and March 31, 2007 was $3.9 million, respectively.

Research and Development (“R&D”)

Research and development expenses consist primarily of costs related to personnel and overhead expenses, consultant expenses and other costs associated with design, development, prototyping and testing of our products and enhancements of our converged telephone system software. Research and development expenses increased to $1.0 million, or 22% of net revenue, for the three months ended March 31, 2008 from $825,000, or 20% of net revenue, for the same period in fiscal 2007. The expense increase in absolute dollars was primarily attributable to an increase in personnel-related expense of approximately $202,000 due to an increase in headcount; and an increase of $21,000 in non-cash stock-based compensation required by SFAS No. 123(R). Research and development expense increased to $1.9 million, or 22% of net revenue, for the six months ended March 31, 2008 from $1.6 million, or 19% of net revenue, for the same period in fiscal 2007. This increase in absolute dollars is attributable to an increase in personnel-related and overhead expenses of approximately $323,000. The increase in personnel-related expensed was the result of increased headcount of approximately 5%.

We believe that continued spending on research and development expenses will increase in the future periods over the long term to remain competitive. In the short term, we expect research and development expenses to remain consistent as management continues to monitor expenses and plans to keep them in line with expected revenue opportunities.

Sales and Marketing

Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in marketing, sales and customer support functions, as well as trade shows, advertising, and promotional expenses. Sales and marketing expenses increased to $1.8 million, or 39% of net revenue, for the three months ended March 31, 2008 from approximately $1.1 million, or 27% of net revenue, for the three months ended March 31, 2007. This increase in absolute dollars was primarily attributable to an increase of $342,000 in personnel-related expenses; $33,000 increase in travel related expenses; $51,000 increase in service related expenses; $185,000 increase in partner conference expenses; increased advertising expenses of approximately $40,000; and $38,000 increase in non-cash stock-based compensation expenses. The most significant factor contributing to the increase in personnel-related expenses was an increase in headcount. For the six months ended March 31, 2008, sales and marketing expenses increased to $3.6 million or 40% of net revenue from approximately $2.3 million, or 27% of net revenue, for the same period in fiscal 2007. The expense increase in absolute dollars was the result of increased advertising expenses of approximately $104,000; increased partner conference expenses of approximately $165,000; $58,000 increase in travel related expenses; and an increase in personnel-related expenses of approximately $734,000 due to an increase in headcount of 13 employees. Other factors include an increase of $144,000 in service related expenses; $43,000 increase in non-cash stock-based compensation expenses; and $49,000 increases in consulting related expenses.

We anticipate sales and marketing expenses will increase in future periods over the long term due to increased staffing levels, particularly in sales, increased marketing activities and increased commission expense to the extent we achieve higher sales levels.

General and Administrative (“G&A”)

General and administrative expenses consist of salaries and related expenses for executive, finance and administrative personnel, facilities, allowance for doubtful accounts, legal, and other general corporate expenses. General and administrative expenses increased to $946,000, or 20% of net revenue, for the three months ended March 31, 2008 from $590,000, or 14% of net revenue, for the same period in the prior year. The increase in absolute dollars in general and administrative was driven by an increase in personnel-related expenses of approximately $131,000; $24,000 increase in travel related expenses; $86,000 increase in non-cash stock based compensation expense required by SFAS No. 123(R); $34,000 increase in relocation expenses; and $48,000 increase in service and consulting related expenses. The increases in personnel-related, travel, non-cash stock based compensation and relocation expenses are directly tied to the hiring of our new president and chief operating officer. General and administrative expenses for the six months ended March 31, 2008 increased to $1.8 million, or 20% of net revenue, from $1.2 million, or 14% of net revenue for the six months ended March 31, 2007. This was mainly the result of a $60,000 increase in service and consulting related expense; increased payroll related expenses of approximately $211,000; $19,000 increase in accounting fees; $43,000 increase in relocation expenses; $41,000 increase in travel relates expenses; $23,000 banking fees; and approximately $179,000 increase in non-cash stock based compensation expense required by SFAS No. 123(R). Approximately $46,000 of service and consulting related expenses were related to SOX Section 404 compliance testing. The increase in payroll related expenses are directly tied to the hiring of our new president and chief operating officer.

We expect general and administrative expenses to continue to increase due to the cost associated with compliance with Section 404 of the Sarbanes-Oxley Act during fiscal year 2008.

Equity Investment in Common Stock of Private Company

Equity investment in common stock of private company is primarily our allocated portion of the net income or losses of a private Korean telecommunications company that we acquired an ownership interest in July 2004 for approximately $79,000. As a result of this investment, we acquired approximately 23% of the voting power of the company. This gives us the right to nominate and elect one of the three members of the company’s current board of directors. We are accounting for this investment using the equity method. For the three months ended March 31, 2008, the total equity loss with respect to this company was approximately $6,000 compared to net losses of $1,000 for the same period in fiscal 2007. For the six months ended March 31, 2008 and 2007, the total equity loss with respect to this company was approximately $3,000 and $4,000 respectively.

Interest Expense and Other Income, Net

Net interest and other income decreased to $82,000 and $194,000 for the three and six months ended March 31, 2008, respectively, from $115,000 and $235,000 for the same periods in fiscal 2007. The change was directly related to lower interest rates. The weighted average interest rate earned by us on our cash, cash equivalents, and short-term investments decreased to 3.72% in the six months ended March 31, 2008 as compared to the 5.75% rate earned during the same period in fiscal 2007. We expect net interest and other income to remain relatively flat with little change in cash available to invest.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through the sale of equity securities. As of March 31, 2008, we held cash, cash equivalents and short-term investments totaling $9.5 million. As of March 31, 2008, $9.1 million of our total assets are classified as cash and cash equivalents compared with $6.8 million as of March 31, 2007. Short-term investments were approximately $404,000 and $3.0 million as of March 31, 2008 and 2007, respectively.

We believe our existing balances of cash, cash equivalents, and short-term investments, as well as cash expected to be generated from operating activities, will be sufficient to satisfy our working capital needs, capital expenditures, and other liquidity requirements associated with our existing operations over the next 12 months.

The following table presents selected financial information for each of the fiscal periods indicated below (in thousands):

	Six Months Ended March 31,
	2008	2007
Cash and cash equivalents	$9,074	$6,813
Short-term investments	404	3,010
Total cash, cash equivalents and short-term investments	$9,478	$9,823

	Six Months Ended March 31,
	2008	2007
Net cash used in operating activities	$(221)	$(175)
Net cash provided by investing activities	3,374	1,826
Net cash provided by (used in) financing activities	(190)	109
Net increase in cash, cash equivalents, end of period	$2,963	$1,760

Changes in Cash Flows

During the six months ended March 31, 2008, our net cash used in operating activities was $221,000, which was approximately $46,000 higher than the cash used in operating activities during the same period in fiscal 2007. This was primarily attributable to our net loss of $2.1 million, an increase of $439,000 in inventories, an increase of $490,000 in accounts payable, $1.3 million increase in deferred revenue, $131,000 increase in accrued liabilities and an increase of $127,000 in prepaid expenses. The cash impact of the loss for the six months ended March 31, 2008 was partially offset by non-cash adjustments of $125,000 in depreciation and amortization costs, and non-cash stock-based compensation expense of $480,000. The change in deferred revenue was primarily due to an increase of $588,000 in our software assurance sales as well as an increase of $676,000 in deferred channel due to more products being shipped to distribution channels than was sold. We work closely with our distributors to monitor channel inventory levels and attempt to ensure that appropriate levels of products are available to resellers and end users. Net cash used in operating activities of $175,000 in the six months ended March 31, 2007 was primarily due to a decrease of $648,000 in accounts receivable, a $162,000 reduction in accounts payable, approximately $45,000 decrease in deferred revenue and a decrease of $256,000 in stock based compensation expense. These factors were partially offset by an increase in net inventories of $568,000, depreciation and amortization of approximately $124,000 and prepaid expenses of $81,000.

For the six months ended March 31, 2008, net cash provided by investing activities was $3.4 million as compared $1.8 million during the same period in fiscal 2007. This was directly related to purchases of short-term investments and proceeds from maturities of short-term investments.

Net cash used in financing activities for the six months ended March 31, 2008 was approximately $190,000 as compared to net cash provided by financing activities of $109,000 during the same period in fiscal 2007. This change was primarily related to the repurchase of treasury stock approved on October 23, 2007. Our Board of Directors approved the repurchase of up to $2.0 million of our common stock in the open market. The repurchases will be made from time to time through November 14, 2008 at our management’s discretion depending on factors such as our stock price, general business and market conditions, and other investment opportunities. The repurchase will be made in the open market and will be funded from available working capital. Under the currently active authority, we repurchased 213,515 shares in the six months ended March 31, 2008 for an aggregate cost of $346,000. Current cash balances and the proceeds from stock option exercises and purchases in the stock purchase plan have funded stock repurchases.

Net accounts receivable remained unchanged at $2.7 million at March 31, 2008 and at September 30, 2007.

We ended the first quarter of fiscal 2008 with a cash conversion cycle of 82 days as compared to 95 days for the second quarter of fiscal 2007. The cash conversion cycle is the duration between purchase of inventories and services and the collection of the cash from the sale of our products and services and is a metric on which we have focused as we continue to try to efficiently manage our assets. The cash conversion cycle results from the calculation of days of sales outstanding (DSO) added to days of supply in inventories (DOS), reduced by days of payable outstanding (DPO).

Inventories increased to $2.0 million at March 31, 2008 from $1.6 million at September 30, 2007 and our inventory turn rate decreased to 4.2 at March 31, 2008 from 5.7 at September 30, 2007. The increased inventory level was primarily attributable to an increase in finished goods of approximately 58% due to the need to build up inventory for early shipments in early third quarter of fiscal 2008. We regularly provide forecasts to our contract manufacturers, and we order products from our contract manufacturers based on our projected sales levels well in advance of receiving actual orders from our customers. We seek to maintain sufficient levels of finished goods inventory to meet our forecasted product sales with limited levels of inventory to compensate for unanticipated shifts in sales volume and product mix. Our annualized inventory turn rate represents the number of times inventory is replenished during the year. Inventory management will continue to be an area of focus as we balance the need to maintain strategic inventory levels to help ensure competitive lead times with the risk of inventory obsolescence due to rapidly changing technology and customer requirements.

Accounts payable increased to $1.3 million at March 31, 2008 from $821,000 at September 30, 2007. This increase to accounts payable during this period was primarily attributable to an increase in the number of components purchased in the second quarter of fiscal 2008. Approximately $270,000 of this increase was associated with the Internet protocol phones which we purchase from BCM Communications.

Liquidity and Capital Resources

As of March 31, 2008, our principal sources of liquidity included cash, cash equivalents and short-term investments of approximately $9.5 million. The maturities of our short-term investments are staggered throughout the year to ensure we meet our cash requirements.

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

We did not have any material commitments for capital expenditures as of March 31, 2008. We had total outstanding commitments on noncancelable capital and operating leases of $1.2 million as of March 31, 2008. Lease terms on our existing facility operating leases generally range from three to nine years. We believe that we have sufficient cash reserves to allow us to continue our current operations for more than a year.

The following table presents certain payments due by us under contractual obligations with minimum firm commitments as of March 31, 2008:

	Payment Due by Period (in thousands)
Contractual Obligations	Total	Payments Due in Less Than 1 Year	Payments Due in 1 - 3 Years	Payments Due in 3 - 5 Years	Payments Due in More Than 5 Years
Operating leases obligation	$1,079	$304	$775	$—	$—
Capital leases obligation	99	22	77	—	—
Total contractual lease obligation	$1,178	$326	$852	$—	$—

Effects of Recently Issued Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109, “Accounting for Income Taxes,” which seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN 48 provides guidance on derecognition, classification, interest penalties and accounting in interim periods, and requires expanded disclosure with respect to the uncertainty in income taxes. We adopted the provisions of FIN 48 on October 1, 2007. There was no impact on our consolidated financial position, results of operations and cash flows as a result of adoption. We have no unrecognized tax benefit as of March 31, 2008, including no accrued amounts for interest and penalties.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

At March 21, 2008, our investment portfolio consisted primarily of fixed income securities. These securities are subject to interest rate risk and will decline in value if market interest rates increase. Our interest income and expense is most sensitive to fluctuations in the general level of U.S. interest rates. As such, changes in U.S. interest rates affect the interest earned on our cash, cash equivalents, and short-term investments, the value of those investments. Due to the short duration and conservative nature of these instruments, we do not believe that we have a material exposure to interest rate risk. For example, if market interest rates were to increase immediately and uniformly by 10% from levels as of March 31, 2008, the decline in the fair value of the portfolio would not have a material effect on our results of operations over the next fiscal year.

Foreign Currency Exchange Risk

We transact business in non-U.S. currencies, primarily the Chinese Yuan (Renminbi). In the short term, we do not foresee foreign exchange currency fluctuations to pose a material market risk to us. In future periods over the long term, we anticipate we will be exposed to fluctuations in foreign currency exchange rates on accounts receivable from sales in these foreign currencies and the net monetary assets and liabilities of the related foreign subsidiary. A hypothetical 10% favorable or unfavorable change in foreign currency exchange rates would not have a material impact on our results of operations.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of our quarter ended March 31, 2008 pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e). The term “disclosure controls and procedures,” as defined under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of our quarter ended March 31, 2008, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the Company’s fiscal quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On October 23, 2007, our Board of Directors approved the repurchase of up to $2.0 million of our common stock in the open market. This authorization was announced on November 14, 2007. Current cash balances and the proceeds from stock option exercises and employee stock purchase plan purchases have funded the stock repurchase program. Pursuant to the 2007 Board of Directors’ authorization, we repurchased 213,515 shares in the six months ended March 31, 2008, at an approximate cost of $346,000. This authorization expires on November 14, 2008.

Repurchases of our common stock under the latest Board of Directors’ authorization is represented in the following table:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program
November 1, 2007 through November 30, 2007	16,413	$1.59	16,413	1,983,587
December 1, 2007 through December 31, 2007	92,965	1.60	109,378	1,890,622
February 1, 2008 through February 29, 2008	80,218	1.66	189,596	1,810,404
March 1, 2008 through March 31, 2008	23,919	1.61	213,515	1,786,485
Total	213,515	$1.61	213,515	1,786,485

Item 6. Exhibits.

Please refer to the Exhibit Index of this report on Form 10-Q.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTIGEN COMMUNICATIONS, INC.

Date: May 14, 2008	By:	/s/ Philip M. McDermott
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