Form 10-Q
period 2008-06-30
ALTIGEN COMMUNICATIONS INC
filed 2008-08-13
CIK 1003607

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES ☒ NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one): Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  མ    No  ☒

The number of shares of our common stock outstanding as of August 12, 2008 was: 15,794,923 shares

ALTIGEN COMMUNICATIONS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2008

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

ALTIGEN COMMUNICATIONS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except per share data)

	June 30,	September 30,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$7,580	$6,111
Short-term investments	1,899	3,796
Accounts receivable, net of allowances of $47 and $33 at June 30, 2008 and September 30, 2007, respectively.	2,196	2,656
Inventories, net	1,958	1,567
Prepaid expenses and other current assets	372	237
Total current assets	14,005	14,367

Property and equipment:
Furniture and equipment	1,974	1,837
Computer software	948	938

	2,922	2,775
Less: Accumulated depreciation	(2,457)	(2,269)

Net property and equipment	465	506

Other non-current assets:
Long-term investments	210	209
Long-term deposit	82	168

Total other non-current assets	292	377
Total assets	$14,762	$15,250

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,037	$821
Accrued liabilities:
Payroll and related benefits	424	459
Warranty	141	148
Marketing	115	79
Accrued expense	410	322
Other	450	422
Deferred revenue	2,297	565

Total current liabilities	4,874	2,816

Long term liabilities………	42	89
Stockholders' equity:
Convertible preferred stock, $0.001 par value; Authorized—5,000,000 shares; Outstanding—none at June 30, 2008 and September 30, 2007	—	—
Common stock, $0.001 par value; Authorized—50,000,000 shares; Outstanding—17,016,035 shares at June 30, 2008 and 16,733,552 shares at September 30, 2007	17	16
Treasury stock at cost — 1,277,410 shares at June 30, 2008 and 1,063,895 shares at September 30, 2007	(1,360)	(1,014)
Additional paid-in capital	66,410	65,434
Accumulated other comprehensive income	—	3
Accumulated deficit	(55,221)	(52,094)
Total stockholders' equity	9,846	12,345
Total liabilities and stockholders' equity	$14,762	$15,250

See Notes to Consolidated Financial Statements.

ALTIGEN COMMUNICATIONS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
 (In thousands, except per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007

Net revenue:
Hardware	$4,117	$3,840	$11,875	$11,641
Software	695	341	1,909	1,057
Total net revenue	4,812	4,181	13,784	12,698
Cost of revenue:
Hardware	1,896	1,920	5,704	5,780
Software	89	28	227	83
Total cost of revenue	1,985	1,948	5,931	5,863
Gross profit	2,827	2,233	7,853	6,835
Operating expenses:
Research and development	1,137	860	3,087	2,502
Sales and marketing	1,926	1,405	5,530	3,683
General and administrative	838	604	2,598	1,776

Total operating expenses	3,901	2,869	11,215	7,961
Loss from operations	(1,074)	(636)	(3,362)	(1,126)
Equity in net income (loss) of investee	(1)	3	(4)	(1)
Interest and other income, net	46	111	240	347

Net loss before taxes	(1,029)	(522)	(3,126)	(780)
Income tax provision	—	(4)	—	(11)
Net loss	$(1,029)	$(526)	$(3,126)	$(791)
Basic and diluted net loss per share	$(0.07)	$(0.03)	$(0.20)	$(0.05)

Weighted average shares used in computing basic net loss per share	15,697	15,505	15,734	15,266

Weighted average shares used in computing diluted net loss per share	15,697	15,505	15,734	15,266

See Notes to Consolidated Financial Statements.

ALTIGEN COMMUNICATIONS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Nine Months Ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,127)	$(791)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	187	187
Stock-based compensation	696	417
Equity in net income (loss) of investee	(1)	1
Changes in operating assets and liabilities:
Accounts receivable	460	148
Inventories, net	(391)	(628)
Prepaid expenses and other current assets	(135)	(97)
Accounts payable	216	144
Accrued liabilities	110	48
Deferred revenue	1,732	87
Long-term deferred rent and other	(47)	(62)
Net cash used in operating activities	(300)	(546)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(33,786)	(17,086)
Proceeds from sale of short-term investments	35,680	20,064
Changes in long-term deposits	86	(73)
Purchases of property and equipment	(145)	(59)
Net cash provided by investing activities	1,835	2,846
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuances of common stock, net of issuance costs	280	820
Repurchase of treasury stock	(346)	—
Net cash provided by (used in) financing activities	(66)	820
NET INCREASE IN CASH AND CASH EQUIVALENTS	1,469	3,120
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	6,111	5,053
CASH AND CASH EQUIVALENTS, END OF PERIOD	$7,580	$8,173

See Notes to Consolidated Financial Statements.

ALTIGEN COMMUNICATIONS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

AltiGen Communications, Inc. (“we” or the “Company”) is a pioneer and market leader in Internet protocol telephony systems for small-to medium-sized businesses. We design, manufacture and market next generation, Internet protocol phone systems and contact centers that use both the Internet and the public telephone network to take advantage of the convergence of voice and data communications. Unlike traditional proprietary phone systems, our systems are designed with open architecture and are built on an industry standard platform. This adherence to industry standards allows our products to play an important role in the small- to medium- sized business market by delivering phone systems that can interface with other technologies and provide integrated voice and data solutions.

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 8 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). These unaudited condensed consolidated financial statements reflect the operations of the Company and its wholly-owned subsidiary. All significant intercompany transactions and balances have been eliminated. In our opinion, these unaudited condensed consolidated financial statements include all adjustments necessary (which are of a normal and recurring nature) for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented.

These financial statements should be read in conjunction with our audited consolidated financial statements for the fiscal year ended September 30, 2007, included in the Company’s 2007 Annual Report on Form 10-K filed with the SEC on December 27, 2007. The Company’s results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

We consider all highly liquid investments with an original maturity of three months or less from the date of purchase to be cash equivalents. Short-term investments are in highly liquid financial instruments with original maturities greater than three months but less than one year and are classified as “available-for-sale” investments. Investments are reported at their fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity. As of June 30, 2008, our cash and cash equivalents consisted of commercial paper and cash deposited in checking and money market accounts.

INVENTORIES

Inventories (which include costs associated with components assembled by third-party assembly manufacturers, as well as internal labor and allocable overhead) are stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or market value. Provisions, when required, are made to reduce excess and obsolete inventories to their estimated net realizable values. We regularly monitor inventory quantities on hand and record a provision for excess and obsolete inventories based primarily on our estimated forecast of product demand and production requirements for the next six months. We record a write-down for product and component inventories that have become obsolete or are in excess of anticipated demand or net realizable value. Raw material inventory is considered obsolete and is fully reserved if it has not moved in 365 days. During the three and nine months ended June 30, 2008, we disposed of fully-reserved inventory with original cost at $543,000 and $953,000, respectively. We attribute this overall reduction in obsolete inventory to physically disposing of a portion of the reserved inventory. For the year ended September 30, 2007, we recognized a provision of $96,000 for excess and obsolete inventories. For the nine months ended June 30, 2008, we recognized a provision of $53,000 for excess and obsolete inventories. The components of inventories include (in thousands):

	June 30,	September 30,
	2008	2007
Raw materials	$606	$675
Work-in-progress	169	106
Finished goods	1,183	786
Total	$1,958	$1,567

REVENUE RECOGNITION

The Company recognizes revenue software in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition.” Revenue consists of sales to end-users, including resellers, and to distributors. Revenue from sales to end-users including resellers is recognized upon shipment, when risk of loss has passed to the customer, collection of the receivable is reasonably assured, persuasive evidence of an arrangement exits, and the price is fixed and determinable. Sales to distributors are made under terms allowing certain rights of return and protection against subsequent price declines on the Company's products held by its distributors. Upon termination of such distribution agreements, any unsold products may be returned by the distributor for a full refund. These agreements may be canceled by either party for convenience following a specified notice period. As a result of these provisions, the Company defers recognition of distributor revenue until such distributors resell our products to their customers. The amounts deferred as a result of this policy are reflected as “deferred revenue” in the accompanying consolidated balance sheets. The related cost of revenue is also deferred and reported in the consolidated balance sheets as inventory.

SOFTWARE ASSURANCE

Effective September 4, 2007, we introduced our Software Assurance Program which provides our customers with the latest updates, new releases, and technical support for the applications they are licensed to use. The program is an annual subscription and can range from one to three years. Sales from the software assurance program are recorded as deferred revenue and recognized as revenue over the terms of the subscriptions.

Software components are generally not sold separately from our hardware components. Software revenue consists of license revenue that is recognized upon delivery of the application products or features. We provide Software Assurance consisting primarily of the latest software updates, patches, new releases and technical support. In accordance with SOP 97-2, revenue earned on software arrangements involving multiple elements is allocated to each element based upon the relative fair value of the elements. The revenue allocated on this element is recognized with the initial licensing fee on delivery of the software. This Software Assurance revenue is in addition to the initial license fee and is recognized over a period of one to three years. The estimated cost of providing Software Assurance during the arrangement is insignificant; and the upgrades and enhancements offered at no cost during Software Assurance arrangements have historically been, and are expected to continue to be, minimal and infrequent. All estimated costs of providing the services, including upgrades and enhancements, are spread over the life of the Software Assurance term.

STOCK-BASED COMPENSATION

The Company accounts for stock based compensation under the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 123(R), “Share Based Compensation” (“SFAS No. 123(R)”), which requires all share-based compensation, including grants of stock options, to be recognized in the income statement as an operating expense, based on their fair market values. The Company adopted SFAS No. 123(R) using the modified prospective method. Under this transition method, stock based compensation cost recognized subsequent to October 1, 2005 included: (i) compensation cost for all share-based awards granted prior to but not yet vested as of September 30, 2005, based on the grant-date fair value estimated in accordance with SFAS No. 123(R) and (ii) compensation cost for all share-based awards granted subsequent to September 30, 2005, based on the grant-date fair value estimated in accordance with SFAS No. 123(R). In accordance with the modified prospective method, the Company has not restated its results of operations and financial position for prior periods.

The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option pricing models require the input of highly subjective assumptions, including the expected price volatility of our stock. The Company estimates the expected price volatility of our stock based on historical volatility rates since our initial public offering, which rates are trended into future years. Because the Company’s employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our options. The Company bases the risk-free interest rate for periods within the contractual life of the option upon the U.S. Treasury yield.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model and is not subject to revaluation as a result of subsequent stock price fluctuations. The Company estimated the fair value of stock option awards in accordance with the provisions of SFAS 123(R) by using the Black-Scholes option valuation model with the following assumptions:

	Nine Months Ended June 30.	Nine Months Ended June 30,
	2008	2007
Employee Stock Option Plan
Expected Life (in years)	5	5
Risk-free interest rate	2.8%	4.6%
Volatility	88%	91%
Dividend yield	0.0%	0.0%

Employee Purchase Plan
Expected Life (in years)	0.5	0.5
Risk-free interest rate	1.6%	5.0%
Volatility	88%	90%
Dividend yield	0.0%	0.0%

The following table presents stock-based compensation expense included in the accompanying consolidated statement of operations (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
Cost of goods sold	$5	$6	$14	$17
Research and development	50	57	143	146
Selling, general and administrative	161	98	539	254
Total	$216	$161	$696	$417

The following table summarizes the Company’s stock option plan as of October 1, 2007 and changes during the nine months ended June 30, 2008:

	Number of Shares	Weighted average Exercise Price	Weighted- Average Remaining Contractual Life (in years)

Outstanding at October 1, 2007	3,701,205	$3.62
Granted	1,071,000	1.30
Exercised	(84,652)	0.66
Forfeitures and cancellations	(164,149)	2.89
Outstanding at June 30, 2008	4,523,404	$3.15	5.59
Vested and expected to vest at June 30, 2008	4,225,917	$3.27	5.34
Exercisable at June 30, 2008	3,128,158	$3.90	4.01

At June 30, 2008, the aggregate intrinsic value of outstanding stock options was $398,000. At June 30, 2008, the total vested and expected to vest stock options represented 4.2 million shares, the weighted average exercise price was $3.27, the aggregate intrinsic value was $397,000, and the weighted average remaining contractual term was 5.3 years. At June 30, 2008, the total exercisable stock options represented approximately 3.1 million shares, the aggregate intrinsic value was $396,000, the weighted average exercise price was $3.90, and the weighted average remaining contractual term was 4.0 years.

At June 30, 2008, the Company has $597,000 in unamortized stock-based compensation related to our employee stock option plan. We estimate this expense will be amortized and recognized over the next 4 years.

Under the 1999 Employee Stock Purchase Plan (the “1999 Purchase Plan”), we had reserved, as of September 30, 2007, 670,890 shares of common stock for issuance to eligible employees at a price equal to 85% of the lower of the fair market value of the common stock on the first day of the offering period or a specified exercise date (last trading day in April or October). During the nine months ended June 30, 2008, 197,831 shares were purchased by and distributed to employees at a price of $1.33 per share.

COMPUTATION OF BASIC AND DILUTED NET LOSS PER SHARE

The Company bases its basic earnings per share upon the weighted average number of common shares outstanding during the period in accordance with SFAS No. 128, Earnings per Share (“SFAS No. 128”). Basic earnings per common share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the three and nine months ended June 30, 2008, basic and diluted net loss per share numbers were identical as potential common shares resulting from the exercise of stock options were antidilutive and consequently excluded from the Company’s fully diluted share capital.

Basic and diluted loss per share for each of the three and nine month periods ended June 30, 2008 and 2007 were as follows (in thousands, except for per share data):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
Net loss	$(1,029)	$(526)	$(3,126)	$(791)
Weighted average shares outstanding – basic loss per share	15,697	15,505	15,734	15,266
Weighted average shares outstanding – diluted loss per share	15,697	15,505	15,734	15,266
Basic loss per share	$(0.07)	$(0.03)	$(0.20)	$(0.05)
Diluted loss per share	$(0.07)	$(0.03)	$(0.20)	$(0.05)

Options to purchase 4.5 million and 3.7 million shares of common stock were outstanding as of June 30, 2008 and 2007, respectively, and were excluded from the computation of diluted net loss per share for these periods because their effect would have been antidilutive.

SEGMENT REPORTING

We are organized and operate as two operating segments--Americas and International. The Americas segment is comprised of the United States, Canada, Mexico, Central America and the Caribbean. The International segment is comprised of China, the United Kingdom and Norway.

The following table sets forth percentages of net revenue by geographic region with respect to such revenue for the periods indicated:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
Americas	87%	92%	87%	91%
International	13%	8%	13%	9%
Total	100%	100%	100%	100%

The International segment is comprised of revenue primarily from China, the United Kingdom and Norway. Most of our significant long-lived assets are located in the United States. Our hardware tooling used to develop the IP710 and the IP705 phones as well as the tooling used to develop the face plate for the MAX1000 Voice over IP phone system are located in Taiwan.

CUSTOMERS

Net revenue by customers that individually accounted for more than 10% of our revenue for the three and nine months ended June 30, 2008 and 2007, respectively, were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
AltiSys	10%	17%	14%	15%
Synnex	33%	52%	34%	52%
Graybar	5%	14%	11%	15%
Jenne	12%	—	9%	—
Total	60%	83%	68%	82%

2. WARRANTY

The Company provides a warranty for hardware products for a period of one year following shipment to end users. We have historically experienced minimal warranty costs. Factors that affect our reserves for warranty liability include the number of installed units, historical experience and management's judgment regarding anticipated rates of warranty claims and cost per claim. We assess the adequacy of our reserves for warranty liability every quarter and make adjustments to those reserves if necessary.

Changes in the reserves for our warranty liability for the three and nine months ended June 30, 2008 and 2007, respectively, are as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
Beginning balance	$145	$257	$148	$263
Provision for warranty liability	36	39	116	124
Warranty cost including labor, components and scrap	(40)	(47)	(123)	(138)

Ending balance	$141	$249	$141	$249

3. COMMITMENTS AND CONTINGENCIES

Commitments

We lease our facilities under various operating lease agreements expiring on various dates through February 2009. The Company leases approximately 32,000 square feet to serve as our headquarters for corporate administration, research and development, manufacturing, and sales and marketing facility in Fremont, California. The lease for its headquarters expires on February 21, 2009. Rent expense for all operating leases totaled approximately $175,000 and $513,000 for the three and nine months ended June 30, 2008, respectively as compared to $134,000 and $417,000 for the three and nine months ended June 30, 2007, respectively. In June 2007, the Company’s Shanghai branch entered into a new lease agreement for a period of three years. The Company believes its current facilities are adequate to support its needs through the end of fiscal 2008. Additionally, the Company also leases certain equipment under capital lease arrangements. The minimum future lease payments under all noncancellable capital and operating leases as of June 30, 2008 are as follows (in thousands):

Fiscal Years Ending September 30,	Capital Leases	Operating Leases
Remainder of 2008	$11	$153
2009	44	427
2010	33	335
2011	—	16
Total contractual lease obligation	$88	$931

Amount representing interest	$8
Present value of minimum lease payment	$80

Current portion	$38
Long-term portion	42
Total capital lease commitments	$80

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

4. STOCK REPURCHASE PROGRAM

On October 23, 2007, our Board of Directors approved the repurchase of up to $2.0 million of our common stock in the open market. The repurchases will be made from time to time through November 14, 2008 at the Company’s discretion depending on factors such as our stock price, general business and market conditions, and the availability of other corporate investment opportunities. The repurchase will be made in the open market and will be funded from available working capital. Under such authority, the Company has repurchased 213,515 shares in the nine months ended June 30, 2008 for an aggregate cost of $346,000.

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

The forward-looking statements contained herein reflect our judgment as of the date of this report with respect to future events, the outcome of which is subject to certain risks that may have a significant impact on our business, operating results or financial condition. You are cautioned that these forward-looking statements are inherently uncertain. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements, or the outcome of present and future litigation, regulatory developments or other contingencies. You should carefully review the cautionary statements contained in our Annual Report on Form 10-K for the year ended September 30, 2007, including those set forth in Item 1A. “Risk Factors” of that report.

OVERVIEW

We are a pioneer and market leader in Internet protocol telephony systems for small- to medium-sized businesses. We design, manufacture and market next generation, Internet protocol phone systems and contact centers that use both the Internet and the public telephone network to take advantage of the convergence of voice and data communications. Unlike traditional proprietary phone systems, our systems are designed with open architecture and are built on an industry standard platform. This adherence to industry standards allows our products to play an important role in the small- to medium-sized business market by delivering phone systems that can interface with other technologies and provide integrated voice and data solutions. We believe this enables our customers to implement communication systems solutions that have an increased return on investment versus past technology investments. We generated net revenue of $4.8 million and $13.8 million for the three and nine months ended June 30, 2008, respectively, compared to net revenue of $4.2 million and $12.7 million for the three and nine months ended June 30, 2007, respectively. As of June 30, 2008, we had an accumulated deficit of $55.2 million. Net cash used in operating activities was $300,000 for the nine months ended June 30, 2008.

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

Our cost of revenue consists of component and material costs, direct labor costs, provisions for excess and obsolete inventory, warranty costs and overhead related to the manufacturing of our products. Several factors that have affected and will continue to affect our revenue growth are the state of economy, the market acceptance of our products, our ability to add new resellers and our ability to design, develop, and release new products. We engage third-party assemblers, which for the nine months ended June 30, 2008, were All Quality Services and ISIS Surface Mounting, Inc. in San Jose, California to insert the hardware components into the printed circuit board. We purchase fully-assembled chassis from Advantech Corporation, Analog phones from Fanstel Corporation and Internet protocol phones from BCM Communications, Inc. We selected our manufacturing partners with the goals of ensuring a reliable supply of high-quality finished products and lowering per unit product costs as a result of manufacturing economies of scale. We cannot assure you that we will maintain the volumes required to realize these economies of scale or when or if such cost reductions will occur. The failure to obtain such cost reductions could materially adversely affect our gross margins and operating results.

We continue to focus on developing enhancements to our current products to provide greater functionality and increased capabilities, based on our market research, customer feedback and our competitors' product offerings, as well as creating new product offerings to both enhance our position in our target market segment and enter new geographical markets. Additionally, we intend to continue selling our products to small- to medium-sized businesses, enterprise businesses, multisite businesses, corporate and branch offices and call centers. Also, we plan to continue to recruit additional resellers and distributors to focus on selling phone systems to our target customers. We believe that the adoption rate for this Internet telephony is much faster with small- to medium-sized businesses because many of these businesses have not yet made a significant investment for a traditional phone system. Also, we believe that small- to medium-sized businesses are looking for call center-type administration to increase the productivity and efficiency of their contacts with customers. Assuming that current market trends continue as a result of our enhanced products, we expect to see continued revenue growth for fiscal year 2008. These trends include the growth in acceptance of our call center products, the growth in the marketplaces of Asia, Latin America, the Caribbean, and the status quo of the North American economy.

CRITICAL ACCOUNTING POLICIES

Revenue Recognition. Net sales consist primarily of revenue from direct sales to end-users, including resellers, and sales to distributors. We recognize revenue pursuant to SEC Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, (“SAB No. 104”). Revenue from sales to end-users is recognized upon shipment, when risk of loss has passed to the customer, collection of the receivable is reasonably assured, persuasive evidence of an arrangement exists, and the sales price is fixed and determinable. We provide for estimated sales returns and allowances and warranty costs related to such sales at the time of shipment in accordance with SFAS No. 48, Revenue Recognition when Right of Return Exists (“SFAS No. 48”). Net revenue consists of product revenue reduced by estimated sales returns and allowances. Sales to distributors are made under terms allowing certain rights of return and protection against subsequent price declines on our products held by the distributors. Upon termination of such distribution agreements, any unsold products may be returned by the distributor for a full refund. These agreements may be canceled without cause for convenience following a specified notice period. As a result of the above provisions, we defer recognition of distributor revenue until such distributors resell our products to their customers. The amounts deferred as a result of this policy are reflected as “deferred revenue” in the accompanying consolidated balance sheets. The related cost of revenue is also deferred and reported in the consolidated balance sheets as inventory. Our total deferred revenue was $2.3 million and $618,000 as of June 30, 2008 and 2007, respectively. This increase was largely due to an increase of $1.4 million in our service support plans and an increase of approximately $307,000 in distribution channel inventory.

Software Assurance. Effective September 4, 2007, we introduced our Software Assurance Program which provides our customers with the latest updates, new releases, and technical support for the applications they are licensed to use. The program is an annual subscription and can range from one to three years. Sales from the software assurance program are recorded as deferred revenue and recognized as revenue over the terms of the subscriptions. As of June 30, 2008, our software assurance revenue was approximately $1.2 million of which $399,000 has been recognized as revenue.

Software components are generally not sold separately from our hardware components. Software revenue consists of license revenue that is recognized upon delivery of the application products or features. We provide Software Assurance consisting primarily of the latest software updates, patches, new releases and technical support. In accordance with SOP 97-2, revenue earned on software arrangements involving multiple elements is allocated to each element based upon the relative fair value of the elements. The revenue allocated on this element is recognized with the initial licensing fee on delivery of the software. This Software Assurance revenue is in addition to the initial license fee and is recognized over a period of one to three years. The estimated cost of providing Software Assurance during the arrangement is insignificant and unspecified upgrades and enhancements offered at no cost during Software Assurance arrangements have historically been, and are expected to continue to be, minimal and infrequent. All estimated costs of providing the services, including upgrades and enhancements, are spread over the life of the Software Assurance term.

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

Inventory. Inventory is stated at the lower of cost (first-in, first-out method) or market. Our inventory for both the nine months ended June 30, 2008 and June 30, 2007 was $2.0 million. We perform a detailed review of inventory each fiscal quarter, with consideration given to future customer demand for our products, obsolescence from rapidly changing technology, product development plans, and other factors. If future demand or market conditions for our products are less favorable than those projected by management, or if our estimates prove to be inaccurate due to unforeseen changes, we may be required to record additional inventory provision which would negatively affect our gross margins in the period when the write-downs were recorded. In prior periods, we had established a reserve to write off excess inventory that management believed would not be sold. The reserve was reduced by $53,000 in the nine months ended June 30, 2008 as compared to a reduction of $22,000 during the same period in the prior year. During the nine months ended June 30, 2008, we disposed of fully-reserved inventory with original cost at $953,000. We attribute this overall reduction in obsolete inventory to physically disposing of a portion of the reserved inventory. As of June 30, 2008 and 2007, inventory allowance was $1.5 million and $2.3 million, respectively.

Warranty Cost. We accrue for warranty costs based on estimated product return rates and the expected material and labor costs to provide warranty services. If actual products return rates, repair cost or replacement costs differ significantly from our estimates, then our gross margin could be adversely affected. The reserve for product warranties was $141,000 and $249,000 as of June 30, 2008 and June 30, 2007, respectively. This change was the result of a significant decline in the product return rate caused by changes in our management of the return programs. As a consequence of the Company’s standardized manufacturing processes and product testing procedures, returns of defective product are infrequent and the quantities have not been significant. Accordingly, historical warranty costs have not been material.

Results of Operations

The following table sets forth consolidated statements of operations data for the periods indicated as a percentage of net revenue.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
Consolidated Statements of Operations Data:
Net revenue:
Hardware	85.6%	91.8%	86.2%	91.7%
Software	14.4	8.2	13.8	8.3
Total net revenue	100.0	100.0	100.0	100.0
Cost of revenue:
Hardware	39.4	45.9	41.4	45.5
Software	1.8	0.7	1.6	0.7
Total cost of revenue	41.3	46.6	43.0	46.2

Gross profit	58.8	53.4	57.0	53.8

Operating expenses:
Research and development	23.6	20.6	22.4	19.7
Sales and marketing	40.0	33.6	40.1	29.0
General and administrative	17.4	14.4	18.8	14.0

Total operating expenses	81.0	68.6	81.3	62.7

Loss from operations	(22.2)	(15.2)	(24.3)	(8.9)
Equity in net income (loss) of investee	(0.0)	0.1	(0.0)	(0.0)
Interest and other income, net	1.0	2.7	1.7	2.8
Net loss before taxes	(21.2)	(12.4)	(22.6)	(6.1)
Provision for income taxes	(0.0)	(0.1)	(0.0)	(0.1)

Net loss	(21.2)%	(12.5)%	(22.6)%	(6.2)%

Net Revenue

Net sales consist primarily of revenue from direct sales to end-users, including resellers, and sales to distributors.

We are organized and operate as two operating segments--Americas and International. The Americas segment is comprised of the United States, Canada, Mexico, Central America and the Caribbean. The International segment is comprised of China, the United Kingdom and Norway.

The following table sets forth percentages of net revenue by geographic region with respect to such revenue for the periods indicated:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
Americas	87%	92%	87%	91%
International	13%	8%	13%	9%
Total	100%	100%	100%	100%

Net revenue by customers that individually accounted for more than 10% of our revenue for the three and nine months ended June 30, 2008 and 2007, respectively, were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
AltiSys	10%	17%	14%	15%
Synnex	33%	52%	34%	52%
Graybar	5%	14%	11%	15%
Jenne	12%	—	9%	—
Total	60%	83%	68%	82%

The following table sets forth percentage of net revenue by product type with respect to such revenue for the periods indicated:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
Hardware	86%	92%	86%	92%
Software	14%	8%	14%	8%
Total	100%	100%	100%	100%

Net revenue for the three months ended June 30, 2008 was $4.8 million as compared to $4.2 million for the three months ended June 30, 2007. Revenue generated in the Americas segment accounted for $4.2 million, or 87% of our total net revenue, as compared to $3.8 million, or 92% of our total net revenue, for the three months ended June 30, 2008 and June 30, 2007, respectively. Revenue generated in the International segment accounted for $646,000, or 13% of our total net revenue, as compared to $335,000, or 8% of our total net revenue, for the three months ended June 30, 2008 and June 30, 2007, respectively. In the Americas segment, during the three months ended June 30, 2008, we generated $361,000 in non-system related revenue, which is primarily revenue generated from our service support plans. The increase in net revenue excluding non-system related revenue was approximately 1%.  The increase in net revenue in the Americas segment was primarily attributable to a change in our product mix. The number of systems shipped was approximately 2.6% lower than the corresponding period in the previous year. However, the average revenue per system was higher by approximately 3.6% because our smaller systems decreased approximately 19.6% while larger systems increased 100%.

Net revenue for the nine months ended June 30, 2008 was $13.8 million as compared to $12.7 million for the nine months ended June 30, 2007. Revenue generated in the Americas segment accounted for $11.9 million, or 87% of our total net revenue, as compared to $11.5 million, or 91% of our total net revenue, for the nine months ended June 30, 2008 and June 30, 2007, respectively. Revenue generated in the International segment accounted for $1.8 million, or 13% of our total net revenue, as compared to $1.2 million, or 9% of our total net revenue, for the nine months ended June 30, 2008 and June 30, 2007, respectively. In the Americas segment, during the nine months ended June 30, 2008, we generated approximately $551,000 in non-system related revenue. Our non-system related revenue is primarily comprised of revenue generated from our service support plans. The change in net revenue excluding non-system related revenue was a decrease of approximately 1.7%. The decrease in net revenue in the Americas segment was primarily attributable to a change in our product mix. The increase in net revenue in the International segment was primarily attributable to our efforts to develop and expand our international operations. Although we intend to focus on increasing international sales, we expect that sales to enterprise customers in the United States will continue to comprise the significant majority of our sales.

Cost of Revenue

Our cost of product revenue consists primarily of component and material costs, direct labor costs, provisions for excess and obsolete inventory, warranty costs and overhead related to the manufacturing of our products. The majority of these costs vary with the unit volumes of product sold. Cost of revenue for the three months ended June 30, 2008 and June 30, 2007 remained unchanged at $1.9 million per quarter. For both the nine months ended June 30, 2008 and June 30, 2007, cost of revenue was approximately $5.9 million in each of the periods. Cost of revenue as a percentage of net revenue decreased to 41% and 43% for the three and nine months ended June 30, 2008, respectively, as compared to 47% and 46% for the three and nine months ended June 30, 2007, respectively. The change in both the three and nine months ended June 30, 2008 and June 30, 2007 was due to an increase in our non-system related revenue.

Research and Development (“R&D”)

Research and development expenses consist primarily of costs related to personnel and overhead expenses, consultant expenses and other costs associated with the design, development, prototyping and testing of our products and enhancements of our converged telephone system software. Research and development expenses increased to $1.1 million, or 24% of net revenue, for the three months ended June 30, 2008 from $860,000, or 21% of net revenue, for the same period in fiscal 2007. The expense increase in absolute dollars was primarily attributable to an increase in personnel-related expense of approximately $180,000 due to an increase in headcount and an increase of $79,000 in project related expenses. Research and development expense increased to $3.1 million, or 22% of net revenue, for the nine months ended June 30, 2008 from $2.5 million, or 20% of net revenue, for the same period in fiscal 2007. This increase in absolute dollars is attributable to an increase in personnel-related and overhead expenses of approximately $488,000, $58,000 increase in project related expense, and an increase of $78,000 in consulting related services. These expenses were partially offset by a decrease of $65,000 in travel related expenses. The increase in personnel-related expensed was the result of increased headcount of approximately 5%.

We intend to continue to make investments in our research and development and we anticipate these expenses will increase in the future periods over the long term. We believe that such expenses in research and development are essential to maintaining and improving our competitive position. In the short term, we expect research and development expenses to remain consistent as management continues to monitor expenses and plans to keep them in line with expected revenue opportunities.

Sales and Marketing

Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in marketing, sales and customer support functions, as well as trade shows, advertising, and promotional expenses. Sales and marketing expenses increased to $1.9 million, or 40% of net revenue, for the three months ended June 30, 2008 from approximately $1.4 million, or 34% of net revenue, for the three months ended June 30, 2007. This increase in absolute dollars was primarily attributable to an increase of $257,000 in personnel-related and overhead expenses, an increase of approximately $51,000 in advertising expenses, an increase of $39,000 in travel related expenses, an increase of $14,000 in service related expenses, an increase of $11,000 in non-cash stock-based compensation expenses and an increase of $128,000 in sales and marketing expenses in China. The most significant factor contributing to the increase in personnel-related and overhead expenses was an increase in headcount. For the nine months ended June 30, 2008, sales and marketing expenses increased to $5.5 million, or 40% of net revenue, from approximately $3.7 million, or 29% of net revenue, for the same period in fiscal 2007. The expense increase in absolute dollars was the result of increased advertising expenses of approximately $187,000, increased partner conference expenses of approximately $130,000, increased travel related expenses of $113,000 and increased personnel-related and overhead expenses of approximately $838,000 due to an increase in headcount of approximately 4%. Other factors included an increase of $158,000 in service related expenses, an increase of $54,000 in non-cash stock-based compensation expenses, an increase of $42,000 in consulting related expenses and an increase of $263,000 in sales and marketing expenses in China. The expense increase in our China operations was primarily due to our efforts to develop and expand our international operations to help increase international sales.

We anticipate that sales and marketing expenses will increase and will remain the largest category of our operating expenses in future periods over the long term. This is largely due to the expansion of our sales and marketing activities to increase our focus on larger enterprise customers. Additionally, we plan to continue investing in our domestic and international marketing activities to help build brand awareness and create sales leads for our channel partners.

General and Administrative (“G&A”)

General and administrative expenses consist of salaries and related expenses for executive, finance and administrative personnel, facilities, allowance for doubtful accounts, legal and other general corporate expenses. General and administrative expenses increased to $838,000, or 17% of net revenue, for the three months ended June 30, 2008 from $604,000, or 14% of net revenue, for the same period in the prior year. The increase in absolute dollars in general and administrative was driven by an increase in personnel-related expenses of approximately $52,000, an increase of $20,000 in bad debt expenses, an increase of $51,000 in non-cash stock based compensation expense, as required by SFAS No. 123(R), an increase of $13,000 in relocation expenses, an increase of $47,000 in service and bank fee related expenses and an increase of $59,000 in general and administrative expenses in China. These increased expenses were partially offset by a decrease in legal expenses of approximately $21,000. The increases in personnel-related, non-cash stock based compensation and relocation expenses are directly tied to the hiring of our new president and chief operating officer. General and administrative expenses for the nine months ended June 30, 2008 increased to $2.6 million, or 19% of net revenue, from $1.8 million, or 14% of net revenue, for the nine months ended June 30, 2007. This was mainly the result of a $120,000 increase in service and bank fees related expenses, approximately $265,000 increase in payroll related expenses, a $15,000 increase in consulting related services, a $56,000 increase in relocation expenses, a $41,000 increase in travel related expenses, an $87,000 increase in general and administrative expenses in China and approximately $230,000 increase in non-cash stock based compensation expense, as required by SFAS No. 123(R). The increase in bank related fees is primarily due to an increase in our online sales activities such as the software assurance. The increase in payroll, relocation and travel related expenses are directly tied to the hiring of our new president and chief operating officer.

We expect to continue to incur additional general and administrative expenses as we continue efforts to expand our business. Additionally, we will continue to incur cost associated with compliance with Section 404 of the Sarbanes-Oxley Act.

Equity Investment in Common Stock of Private Company

Equity investment in common stock of private company is primarily our allocated portion of the net income or losses of a private Korean telecommunications company in which we acquired an ownership interest in July 2004 for approximately $79,000. As a result of this investment, we acquired approximately 23% of the voting power of the company. This power gives us the right to nominate and elect one of the three members of the company’s current board of directors. We are accounting for this investment using the equity method. For the three months ended June 30, 2008, the total equity loss with respect to this company was approximately $1,000, as compared to net income of $3,000 for the same period in fiscal 2007. For the nine months ended June 30, 2008 and 2007, the total equity loss with respect to this company was approximately $4,000 and $1,000, respectively.

Interest Expense and Other Income, Net

Interest expense primarily consists of interest incurred on our capital lease commitments and other income primarily consists of interest earned on cash, cash equivalents and short-term investments. Net interest and other income decreased to $46,000 and $240,000 for the three and nine months ended June 30, 2008, respectively, from $112,000 and $348,000 for the same periods in fiscal 2007. The change was related to lower interest rates as well as decreased interest income from a reduced cash balance in the current fiscal year. The reduced cash balance was primarily the result of our stock repurchase activity. The weighted average interest rate earned by us on our cash, cash equivalents and short-term investments decreased to 3.23% in the nine months ended June 30, 2008 as compared to the 5.48% rate earned during the same period in fiscal 2007. We expect net interest and other income to remain relatively flat with little change in cash available to invest.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through the sale of equity securities. As of June 30, 2008, we held cash, cash equivalents and short-term investments totaling $9.5 million which represents approximately 68% of our total current assets. As of June 30, 2008, $7.6 million of our total assets are classified as cash and cash equivalents compared with $8.2 million as of June 30, 2007. Short-term investments as of June 30, 2008 and 2007 were approximately $1.9 million, respectively.

We believe our existing balances of cash, cash equivalents and short-term investments, as well as cash expected to be generated from operating activities, will be sufficient to satisfy our working capital needs, capital expenditures and other liquidity requirements associated with our existing operations over the next 12 months.

The following table presents selected financial information for each of the fiscal periods indicated below (in thousands):

	Nine Months Ended June 30,
	2008	2007
Cash and cash equivalents	$7,580	$8,173
Short-term investments	1,899	1,891
Total cash, cash equivalents and short-term investments	$9,479	$10,064

	Nine Months Ended June 30,
	2008	2007
Net cash used in operating activities	$(300)	$(546)
Net cash provided by investing activities	1,835	2,846
Net cash provided by (used in) financing activities	(66)	820
Net increase in cash, cash equivalents, end of period	$1,469	$3,120

Changes in Cash Flows

During the nine months ended June 30, 2008, our net cash used in operating activities was $300,000, which was approximately $246,000 less than the cash used in operating activities during the same period in fiscal 2007. This was primarily attributable to our net loss of $3.1 million, a decrease of $460,000 in accounts receivable, an increase of $391,000 in net inventories, an increase of $216,000 in accounts payable, an increase of $1.7 million in deferred revenue and an increase of $110,000 in accrued liabilities. The cash impact of the loss for the nine months ended June 30, 2008 was partially offset by non-cash adjustments of $187,000 in depreciation and amortization costs and non-cash stock-based compensation expense of $696,000. The decrease in accounts receivable during this period was the result of routine period-to-period fluctuations. The change in deferred revenue was primarily due to an increase of $1.4 million in our service support plans as well as an increase of $428,000 in deferred channel revenue. The deferred channel revenue increase was due to the volume of products shipped to distribution as apposed to what was sold. We work closely with our distributors to monitor channel inventory levels and attempt to ensure that appropriate levels of products are available to resellers and end users. Net cash used in operating activities of $546,000 in the nine months ended June 30, 2007 was primarily a result of net loss of $791,000, a decrease of $148,000 in accounts receivable, an increase of $628,000 in net inventories and an increase of $144,000 in accounts payable. These factors were partially offset by non-cash adjustments of $187,000 in depreciation and amortization cost and non-cash stock-based compensation expense of $417,000.

For the nine months ended June 30, 2008, net cash provided by investing activities was $1.8 million as compared $2.8 million during the same period in fiscal 2007. This decrease was related to proceeds from maturities of short-term investments of approximately $36,000 million and purchases of short-term investments of approximately $34,000 million during fiscal 2008 as compared to proceed from maturities of short-term investments of approximately $20,000 million and purchases of short-term investments of approximately $17,000 million during fiscal 2007.

Net cash used in financing activities for the nine months ended June 30, 2008 was approximately $66,000, as compared to net cash provided by financing activities of $820,000 during the same period in fiscal 2007. This change was primarily attributable to the repurchase of treasury stock of approximately $346,000 and a change of $540,000 in proceeds from the exercise of employee stock options. On October 23, 2007, our Board of Directors approved the repurchase of up to $2.0 million of our common stock in the open market, which repurchases may be made from time to time at our management’s discretion through November 14, 2008. When exercising such discretion, management will consider variety of factors such as our stock price, general business and market conditions and other investment opportunities. The repurchase will be made in the open market and will be funded from available working capital. Under such authority, we repurchased 213,515 shares in the nine months ended June 30, 2008 for an aggregate cost of $346,000. Current cash balances and the proceeds from stock option exercises and purchases in the stock purchase plan have funded these stock repurchases.

Net accounts receivable decreased to $2.2 million at June 30, 2008 from $2.7 million at September 30, 2007. This 18% decrease in net accounts receivable was primarily due to a decrease in the volume of sales generated in the last month of third quarter of fiscal 2008 as compared to the fourth quarter of fiscal 2007.

We ended the third quarter of fiscal 2008 with a cash conversion cycle of 83 days, as compared to 92 days for the third quarter of fiscal 2007. The cash conversion cycle is the duration between purchase of inventories and services and the collection of the cash from the sale of our products and services and is a metric on which we have focused as we continue to try to efficiently manage our assets. The cash conversion cycle results from the calculation of (a) the days of sales outstanding added to (b) the days of supply in inventories and reduced by (c) the days of payable outstanding.

Net inventories increased to $2.0 million at June 30, 2008 from $1.6 million at September 30, 2007 and our inventory turn rate decreased to 4.1 at June 30, 2008 from 5.7 at September 30, 2007. The increased inventory level was primarily attributable to an increase in finished goods of approximately 61% due to the need to build up inventory for early shipments in early fourth quarter of fiscal 2008. We regularly provide forecasts to our contract manufacturers, and we order products from our contract manufacturers based on our projected sales levels well in advance of receiving actual orders from our customers. We seek to maintain sufficient levels of finished goods inventory to meet our forecasted product sales with limited levels of inventory to compensate for unanticipated shifts in sales volume and product mix. Our annualized inventory turn rate represents the number of times inventory is replenished during the year. Inventory management will continue to be an area of focus as we balance the need to maintain strategic inventory levels to help ensure competitive lead times with the risk of inventory obsolescence due to rapidly changing technology and customer requirements.

Accounts payable increased to $1.0 million at June 30, 2008 from $821,000 at September 30, 2007. This increase in accounts payable during this period was primarily attributable to an increase in the number of components purchased in the third quarter of fiscal 2008. Approximately $70,000 of this increase was associated with components purchased for new product development and approximately $90,000 was due to more inventories purchased in the last month of the quarter as a result of increased production.

Liquidity and Capital Resources

As of June 30, 2008, our principal sources of liquidity included cash, cash equivalents and short-term investments of approximately $9.5 million. The maturities of our short-term investments are staggered throughout the year to ensure we meet our cash requirements.

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

Additional financing, if required, may not be available on acceptable terms, or at all. We also may require additional capital to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. If we cannot raise needed funds in the future if needed, on acceptable terms, we may not be able to further develop or enhance our products, take advantage of opportunities, or respond to competitive pressures or unanticipated requirements, which could seriously harm our business. Even if additional financing is available, we may be required to obtain the consent of our stockholders, which we may or may not be able to obtain. In addition, the issuance of equity or equity-related securities will dilute the ownership interest of our stockholders and the issuance of debt securities could increase the risk or perceived risk of investing in our securities.

We did not have any material commitments for capital expenditures as of June 30, 2008. We had total outstanding commitments on noncancelable capital and operating leases of $1.0 million as of June 30, 2008. Lease terms on our existing facility operating leases generally range from three to nine years. We believe that we have sufficient cash reserves to allow us to continue our current operations for more than a year.

Contractual Obligations

The following table presents certain payments due by us under contractual obligations with minimum firm commitments as of June 30, 2008:

	Payment Due by Period (in thousands)

Contractual Obligations	Total	Payments Due in Less Than 1 Year	Payments Due in 1 - 3 Years	Payments Due in 3 - 5 Years	Payments Due in More Than 5 Years
Operating leases obligation	$931	$153	$778	$—	$—
Capital leases obligation	88	11	77	—	—
Total contractual lease obligation	$1,019	$164	$855	$—	$—

Effects of Recently Issued Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109, “Accounting for Income Taxes,” which seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN 48 provides guidance on derecognition, classification, interest penalties and accounting in interim periods, and requires expanded disclosure with respect to the uncertainty in income taxes. We adopted the provisions of FIN 48 on October 1, 2007. There was no impact on our consolidated financial position, results of operations and cash flows as a result of adoption. We have no unrecognized tax benefit as of June 30, 2008, including no accrued amounts for interest and penalties.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

At June 30, 2008, our investment portfolio consisted primarily of fixed income securities. These securities are subject to interest rate risk and will decline in value if market interest rates increase. Our interest income and expense is most sensitive to fluctuations in the general level of U.S. interest rates. As such, changes in U.S. interest rates affect the interest earned on our cash, cash equivalents and short-term investments, the value of those investments. Due to the short duration and conservative nature of these instruments, we do not believe that we have a material exposure to interest rate risk. For example, if market interest rates were to increase immediately and uniformly by 10% from levels as of June 30, 2008, the decline in the fair value of the portfolio would not have a material effect on our results of operations over the next fiscal year.

Foreign Currency Exchange Risk

We transact a portion of our business in non-U.S. currencies, primarily the Chinese Yuan (Renminbi). In the short term, we do not foresee foreign exchange currency fluctuations to pose a material market risk to us. In future periods over the long term, we anticipate we will be exposed to fluctuations in foreign currency exchange rates on accounts receivable from sales in these foreign currencies and the net monetary assets and liabilities of the related foreign subsidiary. A hypothetical 10% favorable or unfavorable change in foreign currency exchange rates would not have a material impact on our results of operations.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of our quarter ended June 30, 2008 pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e). The term “disclosure controls and procedures,” as defined under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of our quarter ended June 30, 2008, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the Company’s fiscal quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On October 23, 2007, our Board of Directors approved the repurchase of up to $2.0 million of our common stock in the open market. This authorization was announced on November 14, 2007. Current cash balances and the proceeds from stock option exercises and employee stock purchase plan purchases have funded the stock repurchase program. Pursuant to the 2007 Board of Directors’ authorization, we repurchased 213,515 shares in the nine months ended June 30, 2008 at an approximate cost of $346,000. This authorization expires on November 14, 2008.

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

ALTIGEN COMMUNICATIONS, INC.

Date: August 13, 2008	By:	/s/ Philip M. McDermott
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