Form 10-K
period 2008-09-30
ALTIGEN COMMUNICATIONS INC
filed 2008-12-29
CIK 1003607

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2008
OR
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

         The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $21,839,445 as of March 31, 2008, based on the closing price of our common stock as reported on The NASDAQ Capital Market on such date. Shares of common stock held by each officer and director and by each person known to own 5% or more of our outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of March 31, 2008, there were 15,624,646 shares of our common stock issued and outstanding.

         The number of shares outstanding of the registrant's common stock as of December 22, 2008 was 15,885,480.

DOCUMENTS INCORPORATED BY REFERENCE

         Certain sections of AltiGen Communications, Inc.'s definitive Proxy Statement for the 2009 Annual Meeting of Stockholders to be held on February 9, 2009 are incorporated by reference in Part III of this Form 10-K to the extent stated herein.

 ALTIGEN COMMUNICATIONS, INC.
Form 10-K for the Year Ended September 30, 2008
TABLE OF CONTENTS

 Note About Forward-Looking Statements

        Our disclosure and analysis in this Annual Report on Form 10-K contains some forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe" and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. These forward-looking statements rely on assumptions, estimates and predictions that could be inaccurate and that are subject to risks and uncertainties that could cause actual results to differ materially. Important factors that may cause our actual results to differ materially from expectations reflected in our forward-looking statements include those described in Item 1A. "Risk Factors." Forward-looking statements speak only as of the date of this report, and we undertake no obligation to update or revise such statements to reflect new circumstances or unanticipated events as they occur.

PART I

Item 1. Business

INTRODUCTION

         AltiGen Communications, Inc. (NASDAQ: ATGN) is a pioneer and market leader in Voice over Internet Protocol (VoIP) telephone systems and Unified Communications solutions. We design and manufacture advanced phone systems and call center products that use both the Internet and the public telephone network.

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

        AltiGen's products are available from independent authorized resellers and strategic partners. AltiGen's family of telephony solutions has been recognized for excellence with more than 40 industry awards since 1996.

        We generated net revenue of $18.9 million with a net loss of $3.9 million during fiscal year 2008. As of September 30, 2008, we had an accumulated deficit of $56.0 million. Net cash provided by operating activities was $77,000 for fiscal year 2008.

        Our principal executive offices are located at 4555 Cushing Parkway, Fremont, California 94538. Our telephone number is (510) 252-9712. We were incorporated in California in May 1994, and we reincorporated into Delaware in June 1999.

        We maintain an Internet website at http://www.altigen.com. Our most recent annual report on Form 10-K and certain of our other filings with the Securities and Exchange Commission (SEC) are available through the Investor Relations section of our website. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other required filings and amendments to these filings are available on the SEC website at http://www.sec.gov, which can be reached from the Investor Relations section of our website. In addition, you may read and copy any material we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

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

THE ALTIGEN PRODUCT OFFERING

        AltiGen's VoIP phone systems are designed with an open architecture, built on industry standard Intel-based servers, Session Initiation Protocol ("SIP") based platform, and Microsoft Windows-based applications. This adherence to widely-used standards allows our solutions to both integrate with and leverage a company's existing technology investment. AltiGen's award winning, integrated IP applications suite provides customers with a complete business communications solution. Voicemail, Unified Messaging, Automatic Call Distribution, Call Recording, Call Activity Reporting, and Mobility solutions take advantage of the convergence of voice and data communications to achieve superior business results.

        The AltiGen phone systems work with digital, analog and internet protocol trunks, and internet protocol and analog telephone extensions. The systems can be configured with digital, analog or VoIP, or a combination of the three. By allowing the customer to choose what best fits their current and future requirement, we provide a practical and cost effective solution to future growth.

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

        AltiGen phone systems can be implemented for businesses requiring as few as eight extensions and supporting up to 1000 users per individual system. Individual systems can be affordably scaled to customer needs, and multiple systems may be networked together for greater expansion. These networked systems can be at a single site, a campus environment or multiple locations throughout the world using Internet protocol technology to link them. AltiGen phone systems allow affordable entry point while maintaining logical system growth.

        For customers with more advanced requirements, we provide AltiContact Manager. The product is available as a software upgrade to an existing MAXCommunications Server System (MAXCS System). For additional information regarding MAXCS System, see the Product discussion section of this report. This product is capable of skills-based routing, priority queuing, centralized call recording and advanced monitoring and reporting. This capability may be added on a per agent/supervisor basis as the customer grows. This allows a smaller business or branch office to enjoy the same capability as a large professional call center organization. If a customer has more than one location, call center calls can automatically be routed to other locations based on conditions the customer chooses.

        Key features of our phone systems include:

  •
  Scalability.  AltiGen's software based MAXCS 6.0 softswitch architecture was designed to scale in both size and capability to the meet the evolving needs of the small and medium-sized business (SMB) market. As a software-based system, AltiGen can rapidly deploy new features to our customers without requiring expensive hardware upgrades.

  •
  Native Microsoft Exchange Server Integration.  MAXCS 6.0 fully supports native integration into Microsoft Exchange Server 2007 to unlock the embedded Unified Messaging capabilities of Exchange. As the "Voice of Microsoft Exchange", mutual Microsoft and AltiGen customers now have voice access to e-mails, calendar events, and personal and global company contact information via Text-to-Speech services.

  •
  Measurable Information to Ensure Best Business Practices.  We provide a complete view into individual and group performance. The amount, type and duration of calls can be tracked and analyzed. An individual can record a call for later review, or a company can centrally record all or a percentage of calls for quality control.

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

  •
  Integration with Customer Relationship Management Software.  The MAXCommunicator and MAXCommunictor, Agent Edition desktop interface provides automatic contact record retrieval and "screen pops" of contact records to a user's desktop. Microsoft Outlook users can type in a name to automatically retrieve telephone numbers and click and dial from an integrated contact record directory. We provide built-in integration with other Microsoft software applications like Microsoft Outlook and Microsoft Exchange.

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

  •
  True Employee Mobility.  We provide flexible and useable mobility options while retaining accountability. We provide several powerful options. ExtensionAnywhere™ allows any phone with a direct telephone number to be enabled as a live extension on the system. Call handling, call transfer, conferencing and voicemail capability are retained. Our "One Number Access" feature allows the system to search and then transfer a call at up to four numbers. For remote employees, we offer a VoIP telephone to connect to an employee's high speed Internet access. Our mobility options are flexible and simple to use.

PRODUCTS

        The following is a list of our products that are material to our current operations from a financial standpoint:

Product	Description
MAXCS	MAXCS server software consists of a comprehensive suite of software applications to provide a high value, all-in-one solution. The systems include software and licensing necessary to support analog and VoIP telephones, operator software, and desktop call control software for each extension on the system. By providing a bundled approach, we maintain quality and reliability while providing for easy deployment. The platforms are scalable, and are packaged according to the size of the customer.
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
IP710 Voice over IP Telephone
The IP710 is a fully featured SIP-compatible, IP telephone designed to empower the user. Bringing stylish form and functionality to the desktop, the IP710 makes sophisticated features simple and intuitive to use. Users have single button access to voicemail, activity/presence selection, voicemail greeting selections, call recording, call conferencing, call transferring, and even placing calls to employees in other countries. Our IP710 Telephone was recognized in Internet Telephony Magazine as Product of Year for 2005.
IP705 Voice over IP Telephone
The IP705 provides a subset of the flagship IP710 VoIP telephone's features while offering the same level of voice quality at a reduced price. The IP705 was recognized as a 2006 Product of the Year by Internet Telephony Magazine.

Product	Description
MAXCommunicator	MAXCommunicator is a Windows-based desktop application that provides call control and visual voice mail management to the desktop. It allows users to receive and place calls, listen to voicemail messages, identify the caller phone number and manage extension configuration. MAXCommunicator is standard with all AltiGen systems.
MAXCommunicator, Agent Edition
MAXCommunicator, Agent Edition is a Windows-based desktop application to bring call control and workgroup information to call center agents. Users can view a call queue, monitor work group status, check caller identification, measure performance, review log-on history, receive and place calls and listen to and manage voicemail messages.
MAXCommunicator, Supervisor Edition
MAXCommunicator, Supervisor Edition is a Windows-based desktop application for call center supervisors. The application allows a call center or workgroup supervisor to effectively manage a workgroup. MAXCommunicator, Supervisor Edition provides four major real time module views for workgroup management: agent status, agent statistics, group statistics, and queue status with a quality of services capability. MAXCommunicator, Supervisor Edition allows coaching, silent monitoring of agents with barge-in call participation and call recording functionality.
Triton IP Board
The Triton IP Board is a microprocessor-controlled board supporting VoIP communications. This allows voice conversations to be carried over public and private data networks that support Internet protocol. The Triton IP Board is a 12-port board that can be software configured to 30 ports. The Triton IP Board can be used for Internet protocol trunks connecting multiple networked MAXCS systems or to support VoIP telephone extensions and VoIP agent extensions.
Triton T1, E1, T1/PRI Board
The Triton T1, E1, T1/PRI Board is a microprocessor-controlled board that allows MAXCS systems to connect to T1, E1 or T1/PRI digital high-capacity central office telephone lines. This board can be configured with software to support provisioning for T1, E1 or T1/PRI communication protocols.
Triton Trunk Board
The Triton Trunk Board is an 8 or 12 port, microprocessor-controlled board that allows MAXCS systems to connect to analog central office telephone lines. This allows outbound and inbound calls to be carried over traditional analog central office telephone lines.
Triton Extension Board	The Triton Extension Board is a 12 port, microprocessor-controlled board that allows MAXCS systems to support 12 analog telephone extensions with each Triton Extension Board.
Triton Conference Board	The Triton Conference Board allows up to 30 simultaneous callers per conference and includes a scheduling application to control access and attendees.

Product	Description
MAX 4x4xT1 Access Board	The MAX 4x4xT1 Access Board is a microprocessor-controlled board that allows the MAX1000 phone system to connect to four analog trunk lines, four analog telephone extensions, and one (1) T1/E1/PRI digital central office telephone line.
MAX 4x8 Access Board	The MAX 4x8 Access Board is a microprocessor-controlled board that allows the MAX1000 phone system to connect to four analog trunk lines and eight analog telephone extensions.
MAX 8x4 Access Board	The MAX 8x4 Access Board is a microprocessor-controlled board that allows the MAX1000 phone system to connect to eight analog trunk lines and four analog telephone extension.
MAX 0x12 Access Board	The MAX 0x12 Access Board is a microprocessor-controlled board that allows the MAX1000 phone system to connect twelve analog telephone extensions.

AltiGen Hardware and Firmware

        We have developed a single base circuit board with high performance digital signal processing technology, which means that the circuit board has an integrated computer built on it that can run special, high-speed software programs, called firmware. Firmware can receive, send and modify digital information for communications with network services. Our digital signal processing boards, Triton and MAX are designed to allow us to create different circuit boards to meet many communication requirements by simply adding a few hardware and/or software components to the basic board. For example, the Triton digital signal processing board can become a T1, E1 or Integrated Services Digital Network communication circuit board or a circuit board supporting VoIP with simple changes in on-board software and, in some cases, new circuits.

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

        We believe that the layered architectural structure of our MAXCS products provides important benefits:

  •
  New features can be developed without changing hardware.

  •
  Development time is generally shorter.

  •
  New hardware and software features can be added to installed systems.

  •
  Changing one component in the system does not require other components to be changed.

        The following table sets forth percentages of net revenue by product type with respect to such revenue for the periods indicated:

	Fiscal Year Ended September 30,
	2008	2007	2006
Hardware(1)	86%	91%	92%
Software	14%	9%	8%

Total	100%	100%	100%

    (1)
    Our hardware revenue includes service support revenue generated primarily from our service support programs starting in September 2007. During fiscal years 2008, 2007 and 2006, revenue generated from these service support programs accounted for less than 10% of our total revenue.

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

Sales

        Our sales organization continues to grow. In the United States, in fiscal 2008, we added additional channel sales managers, strategic accounts managers, and business development and marketing personnel. In addition, we added new resellers and a distribution partner.

        We are organized and operate as two operating segments, the Americas and International. The Americas segment is comprised of the United States, Canada, Mexico, Central America and the Caribbean. The International segment is comprised of China, the United Kingdom and Norway.

        The following table sets forth percentages of net revenue by geographic region with respect to such revenue for the periods indicated:

	Fiscal Year Ended September 30,
	2008	2007	2006
Americas	87%	90%	90%
International	13%	10%	10%

Total	100%	100%	100%

        We currently have sales and support staff in more than 13 locations in the United States. Our inside sales force answers incoming calls from end users and refers new leads to a qualified dealer near each end user's location. The inside sales force is also responsible for account management of our smaller resellers. Our outside sales force, which is primarily based in the Americas, includes regional sales managers and technology solutions managers who work with our larger resellers and recruit new reseller partners. In fiscal 2008, we continued our expansion to a more scalable reseller community by signing on an increasing number of resellers that currently sell traditional and Internet protocol telephone systems manufactured by companies such as Avaya Communications (Avaya), 3Com Corporation (3Com), Nortel Networks Inc., (Nortel) and NEC Corporation (NEC).

Customers

        Our customers are primarily distributors and resellers who sell our products to end-users. We have distribution agreements with AltiSys, Synnex and Jenne in the Americas. Our agreements with AltiSys and Synnex have initial terms of one year and our agreement with Jenne has an initial term of two years. These agreements are renewed automatically for additional one year terms, provided that each party shall have the right to terminate the agreement for convenience upon ninety (90) days' written notice prior to the end of the initial term or any subsequent term of the agreement. In addition, our agreements with AltiSys, Synnex and Jenne also provide for termination, with or without cause, by either party upon 30 days' written notice to the other party without penalty, or upon insolvency or bankruptcy. For a period of 60 days' following termination of the agreement, AltiSys, Synnex and Jenne may distribute any products in their possession at the time of termination or, at their option, return any products to us that are in their inventories. Upon termination of the distribution agreement, all outstanding invoices for the products will become due and payable within 30 days' of the termination. In April 2008, we terminated our distribution agreement with Graybar. This termination of our relationship with Graybar did not have a material impact on our business.

        The following table sets forth our net revenue by customers that individually accounted for more than 10% of our revenue for the periods indicated:

	Fiscal Year Ended September 30,
	2008	2007	2006
AltiSys	12%	16%	15%
Synnex	34%	50%	55%
Jenne(1)	12%	—	—
Graybar(2)	—	15%	14%

Total	58%	81%	84%

    (1)
    We did not generate revenue from Jenne during fiscal years ended 2007 and 2006.

    (2)
    During fiscal year ended September 30, 2008, revenue generated from Graybar was less than 10% of our total revenue.

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

        We are currently developing enhancements to our products to provide greater functionality and increased capacity that we expect will enable us to enhance our position in the Internet protocol phone system market space, enter new geographical markets, and allow us to continue to penetrate the call center market.

        We currently conduct the majority of our product development in-house. We also use a small number of independent contractors to assist with certain product development and testing activities. We intend to continue working with our strategic partners to enhance our products. As of September 30, 2008, we employed 54 individuals in engineering, research and development and support.

        During fiscal years 2008, 2007, and 2006, our research and development expense was approximately $4.2 million, $3.4 million, and $3.7 million, respectively.

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

        These competitors may enter our existing or future markets with products that may be less expensive, that may provide higher performance or additional features or that may be introduced more quickly than our products. In fiscal 2008, we believe that we continued to be both feature and price competitive. Additionally, we believe we provide a low ongoing cost of ownership. We believe that our principal competitive advantages include:

  •
  System designed for small-to-medium sized business budgets;

  •
  Ability to reduce communications costs;

  •
  Ease of system manageability;

  •
  Ease of use;

  •
  Simple deployment in single and multi-site implementations;

  •
  Ability to achieve rapid product development;

  •
  Experience in service and technical support of Internet protocol telephony;

  •
  Complete call center application now standard with all MAXCS systems;

  •
  Decentralized voice processing support for advanced and integrated telephony application;

  •
  Innovative mobility capabilities supporting mobile telephone devices such as the telephone system extensions; and

  •
  Reliable redundant configurations supported.

INTELLECTUAL PROPERTY

        We generally rely upon patent, copyright, trademark and trade secret laws to protect and maintain our proprietary rights for our technology and products. As of September 30, 2008, we have been issued three registered trademarks, "AltiGen™," "AltiServ™" and "Zoomerang™." In addition, the AltiGen logo is a trademark of ours in the United States and other jurisdictions. All other trademarks and trade names used in this Form 10-K are the property of their respective owners.

        We have filed several U.S. patent applications relating to various aspects of our client and server software, mixed-media communications and computer telephony. As of September 30, 2008, we have been issued sixteen U.S. patents. We expect to continue to file patent applications to protect our technology and products. We cannot be sure that our patent applications will result in the issuance of patents, or that any issued patents will provide commercially significant protection for our technology.

MANUFACTURING AND ASSEMBLY

        Our manufacturing operations consist of two phases. In the first phase, we send out components of our products to a third party assembler. The third party assembler auto-inserts the components into the printed circuit boards. In the second phase, we insert the assembled circuit boards into the burn-in process for a minimum of two weeks and after that we perform the final test of the circuit boards. In fiscal year 2008, we engaged All Quality Services in Fremont, California and ISIS Surface Mounting, Inc. in San Jose, California as our third party assemblers. During fiscal 2008, four suppliers, Advantech Corporation, BCM Communications, Inc., Fanstel Corporation, Avnet Electronics and AAEON Electronics, Inc., provided us with approximately 87% of our hardware product components. We purchase fully-assembled chassis from Advantech Corporation, Analog phones from Fanstel Corporation, Internet protocol phones from BCM Communications, Inc., single board computers for our MAX product from AAEON Electronics, Inc. and raw material components from Avnet Electronics. As of September 30, 2008, our in-house manufacturing operations occupied approximately 7,000 square feet of our corporate headquarters in Fremont, California.

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

  •
  Advantech Corporation provides the chassis for our MAXCS Office products based on our specifications.

  •
  BCM Communications, Inc. manufactures our Internet protocol phone loaded with customized firmware to work with our system.

  •
  Fanstel Corporation manufactures our analog phone loaded with customized firmware to work with our system.

  •
  Chiah Jyh Industrial Co. manufactures the chassis for our MAX products.

  •
  AAEON Electronics, Inc. manufactures single board computers for our MAX products.

        The loss of any key component supplier would adversely impact our business.

EMPLOYEES

        As of September 30, 2008, we had 121 full-time employees, including 54 in research and development and support, 46 in marketing and sales, 8 in operations, and 13 in finance and administration. Of these full-time employees, 72 were located in the United States and 49 in China. Our future success will depend, in part, on our ability to continue to attract, retain and motivate highly qualified technical, marketing, engineering and management personnel.

Item 1A.    Risk Factors

CERTAIN FACTORS AFFECTING BUSINESS, OPERATING RESULTS, AND FINANCIAL CONDITION

        In addition to other information contained in this Form 10-K, investors should carefully consider the following factors that could adversely affect our business, financial condition and operating results as well as adversely affect the value of an investment in our common stock. This Annual Report on Form 10-K includes "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements other than statements of historical fact are "forward-looking statements" for purposes of these provisions, including any statements regarding: projections of revenues, future research and development expenses, future selling, general and administrative expenses, other expenses, gross profit, gross margin, or other financial items; the plans and objectives of management for future operations; our exposure to interest rate risk; future economic conditions or performance; plans to focus on cost control; In some cases, forward-looking statements can be identified by the use of terminology such as "may," "will," "expects," "plans," "anticipates," "estimates," "potential," or "continue," or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to risks and uncertainties, including but not limited to the factors set forth below and elsewhere in this report. All forward-looking statements and reasons why results may differ included in this Annual Report are made as of the date hereof, and we assume no obligation to update any such forward-looking statement or reason why actual results may differ.

Risks Related to Our Business

Our business could be harmed by adverse global economic conditions in our target markets or reduced spending on information technology and telecommunication products.

        Current uncertainty in global economic conditions pose a risk to the overall economy as consumers and businesses may defer purchases in response to tighter credit and negative financial news, which could negatively affect product demand and other related matters. Our business depends on the overall demand for information technology, and in particular for telecommunications systems. The market we serve is emerging and the purchase of our products involves significant upfront expenditures. In addition, the purchase of our products can be discretionary and may involve a significant commitment of capital and other resources. Weak economic conditions in our target markets, or a reduction in information technology or telecommunications spending even if economic conditions improve, would likely adversely impact our business, operating results and financial condition in a number of ways, including longer sales cycles, lower prices for our products and reduced unit sales.

We have had a history of losses and may incur future losses, which may prevent us from attaining profitability.

        We have had a history of operating losses since our inception and, as of September 30, 2008, we had an accumulated deficit of $56.0 million. We may incur operating losses in the future, and these losses could be substantial and impact our ability to attain profitability. We do not expect to significantly increase expenditures for product development, general and administrative expenses, and sales and marketing expenses; however, if we cannot maintain current revenue or revenue growth, we will not achieve or sustain profitability or positive operating cash flows. Even if we achieve profitability and positive operating cash flows, we may not be able to sustain or increase profitability or positive operating cash flows on a quarterly or annual basis.

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

        We face competition from companies providing traditional private telephone systems. Our principal competitors that produce these telephone systems are Avaya Communications, NEC and Nortel Networks. We also compete against providers of multi-function telecommunications systems, including 3Com Corporation, Shoretel and Cisco Systems, Inc., as well as any number of future competitors. Many of our competitors are substantially larger than we are and have significantly greater name recognition, financial resources, sales and marketing teams, technical and customer support, manufacturing capabilities and other resources. These competitors also may have more established distribution channels and stronger relationships with service providers. These competitors may be able to respond more rapidly to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion and sale of their products. These competitors may enter our existing or future markets with products that may be less expensive, provide higher performance or additional features or be introduced earlier than our phone systems. We also expect that other companies may enter our market with better products and technologies. If any technology that is competing with ours is more reliable, faster, less expensive or has other advantages over our technology, then the demand for our products and services could decrease and harm our business.

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

        We do not recognize revenue from the sale of our products to our distributors until these products are sold to either resellers or end-users. We have little control over the timing of product sales to resellers and end users. Our lack of control over the revenue that we recognize from our distributors' sales to resellers and end-users limits our ability to predict revenue for any given period. Our future projected budgets and commitments are based in part on our expectations of future sales. If our sales do not meet expectations, it will be difficult for us to reduce our expenses quickly, and consequently our operating results may suffer.

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

        Our customers and end users expect frequent product introductions and have changing requirements for new products and features. In order to be competitive, we need to develop and market new products and product enhancements that respond to these changing requirements on a timely and cost-effective basis. Our failure to do so promptly and cost effectively would seriously harm our business, financial condition and results of operations. Also, introducing new products could require us to write-off existing inventory as obsolete, which could harm our results of operations.

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

If we fail to establish and maintain proper and effective internal control over financial reporting, our operating results and our ability to operate our business could be harmed.

        The Sarbanes-Oxley Act of 2002 requires, among other things, that we establish and maintain internal control over financial reporting and disclosure controls and procedures. In particular, under the current rules of the SEC, beginning with the year ended September 30, 2010, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our independent registered public accounting firm is also required to report on our internal control over financing reporting. We have incurred and we expect to continue to incur substantial accounting and auditing expense and expend significant management time in complying with the requirements of Section 404. If we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to investigations or sanctions by the SEC, The NASDAQ Capital Market, or NASDAQ, or other regulatory authorities or subject to litigation. To the extent any material weaknesses in our internal control over financial reporting are identified in the future, we could be required to expend significant management time and financial resources to correct such material weaknesses or to respond to any resulting regulatory investigations or proceedings.

If we do not manage our future growth effectively, our business will suffer.

        We have experienced a period of rapid growth in our headcount and operation over the last two years; we have substantially increased our workforce and expanded our channel partner network and the number and size of enterprise customers implementing our systems. In the event our products obtain greater market acceptance, we may be required to expand our operations. This growth has placed, and anticipated future growth will place, a significant strain on our management, administrative, operational and financial infrastructure. Our success will depend in part upon our ability to manage this growth effectively. To manage the expected growth of our operations and personnel, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. Failure to effectively manage growth could result in difficulty in filling enterprise customer orders, declines in product quality or customer satisfaction, increases in costs or other production and distribution difficulties, and any of these difficulties could adversely impact our business performance and results of operations.

Losing any of our key distributors would harm our business. We also need to establish and maintain relationships with additional distributors and original equipment manufacturers.

        Sales through our three key distributors, Altisys, Synnex and Jenne, accounted for 58% of our net revenue in the fiscal year ended September 30, 2008. Our business and operating results will suffer if any one of these distributors does not continue distributing our products, fails to distribute the volume of our products that it currently distributes or fails to expand our customer base. We also need to establish and maintain relationships with additional distributors and original equipment manufacturers.

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

        Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and NASDAQ National Market rules, are creating uncertainty for companies such as ours. These new or changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. As a result, our efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. In particular, our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding our required assessment of our internal controls over financial reporting and beginning with the year ended September 30, 2010, our external auditor's audit of the effectiveness of our internal controls over financial reporting has required the commitment of significant financial and managerial resources. We expect these efforts to require the continued commitment of significant resources. Further, our board members, chief executive officer, and chief financial officer could face an increased risk of personal liability in connection with the performance of their duties. As a result, we may have difficulty attracting and retaining qualified board members and executive officers, which could harm our business. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, our reputation may be harmed.

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

        For fiscal year 2008, approximately 13% of our net revenue came from customers outside of the Americas. We intend to expand our international sales and marketing efforts. Our efforts are subject to a variety of risks associated with conducting business internationally, any of which could seriously harm our business, financial condition and results of operations. These risks include:

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

        Although we have been issued sixteen patents and expect to continue to file patent applications, we are not certain that our patent applications will result in the issuance of patents, or that any patents issued will provide commercially significant protection of our technology. In addition, other individuals or companies may independently develop substantially equivalent proprietary information not covered by the patents to which we own rights, may obtain access to our know-how or may claim to have issued patents that prevent the sale of one or more of our products. Also, it may be possible for third parties to obtain and use our proprietary information without our authorization. Further, the laws of some countries, such as those in Japan, one of our target markets, may not adequately protect our intellectual property or such protection may be uncertain. Our success also depends on trade secrets that cannot be patented and are difficult to protect. If we fail to protect our proprietary information effectively, or if third parties use our proprietary technology without authorization, our competitive position and business will suffer.

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

Item 1B.    Unresolved Staff Comments

        Not applicable.

Item 2.    Properties

        We lease 32,000 square feet of space in Fremont, California in our headquarters for corporate administration, research and development, manufacturing and sales. The lease expires on February 21, 2009, and then on a month to month basis and under the same conditions until terminated by either party. Outside the United States, we lease approximately 9,400 square feet of a facility in Shanghai, China, where we conduct administration, research and development, sales and marketing, and another 1,600 square feet of a facility in Beijing, China to serve sales and marketing functions. We believe that our existing facilities both in the United States and China are adequate for our present needs in all material respects.

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

Item 4.    Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ended September 30, 2008.

 PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        The information required by this item regarding equity compensation plans is incorporated by reference to the information set forth in Item 12 of this Annual Report on Form 10-K.

COMMON STOCK PRICE RANGE

        From October 4, 1999, the date of our initial public offering, to June 11, 2002, our common stock was traded on the NASDAQ National Market under the symbol "ATGN". Since June 12, 2002, our common stock has traded on the NASDAQ Capital Market under the symbol "ATGN." The following table sets forth, for the periods indicated, the high and low closing prices of our common stock on the NASDAQ Capital Market. As of September 30, 2008, we had approximately 80 stockholders of record of our common stock. We have never declared or paid any cash dividends on our capital stock. We currently expect to retain future earnings, if any, to support operations and to finance the growth and development of our business. We do not expect to pay cash dividends in the foreseeable future.

	Fiscal 2008		Fiscal 2007
	High	Low	High	Low
1st Quarter	$1.64	$1.27	$1.70	$1.51
2nd Quarter	$1.66	$1.36	$1.98	$1.50
3rd Quarter	$1.56	$1.15	$1.97	$1.62
4th Quarter	$1.27	$0.80	$1.75	$1.46

COMPANY STOCK PERFORMANCE

        The following graph compares the cumulative total stockholder return data for our stock for the period beginning September 30, 2003 and ending on September 30, 2008 to the cumulative return over such period of (i) The NASDAQ National Market Composite Index and (ii) the NASDAQ Telecommunications Index. The graph assumes $100 was invested on September 30, 2003 in our Common Stock and in each of the comparative indices, assuming the reinvestment of any dividends. Note that the historic stock price performance on the following graph is not necessarily indicative of future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among AltiGen Communications, Inc., The NASDAQ Composite Index
and The NASDAQ Telecommunications Index

*$100 invested on 9/30/03 in stock & index-including reinvestment of dividends.
Fiscal year ending September 30.

STOCK REPURCHASE PLAN

        On October 23, 2007, our Board of Directors approved the repurchase of up to $2.0 million of our common stock in the open market, which repurchases may be made from time to time at our management's discretion through November 14, 2008. When exercising such discretion, management will consider a variety of factors such as our stock price, general business and market conditions and other investment opportunities. The repurchase will be made in the open market and will be funded from available working capital. Under such authority, we repurchased 231,135 shares in fiscal 2008 at an aggregate cost of $367,000. Current cash balances and the proceeds from stock option exercises and purchases in the Company's 1999 Employee Stock Purchase Plan have funded these stock repurchases. In November of 2008, the Board of Directors extended the repurchase program by another year to November 14, 2009 and the Company intends to continue repurchasing shares under this program over time depending upon price and share availability.

        Repurchases of our common stock under the latest Board of Directors' authorization is represented in the following table:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased as Part of the Program
November 1, 2007 through November 30, 2007	16,413	$1.59	16,413	$1,973,965
December 1, 2007 through December 31, 2007	92,965	1.60	92,965	1,825,685
February 1, 2008 through February 29, 2008	80,218	1.66	80,218	1,692,660
March 1, 2008 through March 31, 2008	23,919	1.61	23,919	1,654,084
August 1, 2008 through August 31, 2008	7,211	1.21	7,211	1,645,374
September 1, 2008 through September 30, 2008	10,409	1.16	10,409	1,633,338

Total	231,135	$1.59	231,135	$1,633,338

(1)
On November 19, 2007, AltiGen announced the implementation of a stock repurchase program whereby it may repurchase up to $2.0 million of its outstanding Common Stock from time to time through November 14, 2008. On November 12, 2008, AltiGen announced the extension of the repurchase program by one (1) year to November 14, 2009.

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

	Fiscal Year Ended September 30,
	2008	2007	2006	2005	2004
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Net revenue	$18,897	$17,888	$17,896	$15,441	$14,842
Cost of revenue	8,059	8,123	8,082	6,592	5,607

Gross profit	10,838	9,765	9,814	8,849	9,235
Operating expenses:
Research and development	4,216	3,373	3,740	3,496	3,288
Sales and marketing	7,552	5,277	4,353	3,943	4,130
General and administrative	3,322	2,497	2,058	1,946	1,894

Total operating expenses	15,090	11,147	10,151	9,385	9,312

Loss from operations	(4,252)	(1,382)	(337)	(536)	(77)
Equity in net income (loss) of investee	5	(4)	(36)	(12)	—
Interest and other income, net	310	461	380	237	105
Net income (loss) before income taxes	(3,937)	(925)	7	(311)	28
Income taxes	—	(11)	(19)	—	—
Net income (loss)	$(3,937)	$(936)	$(12)	$(311)	$28

Basic and diluted net income (loss) per share	$(0.25)	$(0.06)	$(0.00)	$(0.02)	$0.00

Weighted average shares used in computing basic net income (loss) per share	15,745	15,363	14,964	14,605	14,242
Weighted average shares used in computing diluted net income (loss) per share	15,745	15,363	14,964	14,605	15,725

	2008	2007	2006	2005	2004
	(In thousands)
Consolidated Balance Sheets Data:
Cash, cash equivalents and short-term investments	$9,867	$9,907	$9,922	$9,422	$10,034
Working capital	8,687	11,551	11,027	10,133	10,314
Total assets	14,776	15,250	14,644	13,335	13,516
Accumulated deficit	(56,031)	(52,094)	(51,158)	(51,146)	(50,835)
Total stockholders' equity	9,297	12,345	11,837	10,718	10,669

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING INFORMATION

        This report contains certain forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended) and information relating to us that are based on the beliefs of our management as well as assumptions made by and information currently available to our management. Additional forward-

looking statements may be identified by the words "anticipate," "believe," "expect," "intend," "plan," or the negative of such terms, or similar expressions, as they relate to us or our management.

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

OVERVIEW

        We are a pioneer and market leader in Internet protocol telephony systems for small-to-medium sized businesses. We design, manufacture and market next generation, Internet protocol phone systems and contact centers that use both the Internet and the public telephone network to take advantage of the convergence of voice and data communications. Unlike traditional proprietary phone systems, our systems are designed with open architecture and are built on an industry standard platform. This adherence to industry standards allows our products to play an important role in the small-to-medium sized business market by delivering phone systems that can integrate with other technologies and provide integrated voice and data solutions, which enables our customers to implement communication systems that have an increased return on investment. We generated net revenue of $18.9 million, for a net loss of $3.9 million, during fiscal year 2008. As of September 30, 2008, we had an accumulated deficit of $56.0 million. Net cash provided by operating activities was $77,000 for fiscal year 2008.

        We derive our revenue from sales of our telephone systems. Product revenue is comprised of direct sales to end-users and resellers and sales to distributors. Revenue from product sales to end users and resellers are recognized upon shipment. We defer recognition of revenue for sales to distributors until they resell our products to their customers. Upon shipment, we also provide a reserve for the estimated cost that may be incurred for product warranty. Under our distribution contracts, a distributor has the right, in certain circumstances, to return products it determines are overstocked, so long as it provides an offsetting purchase order for products in an amount equal to or greater than the dollar value of the returned products. In addition, we provide distributors protection from subsequent price reductions.

        Our cost of revenue consists of component and material costs, direct labor costs, provisions for excess and obsolete inventory, warranty costs and overhead related to the manufacturing of our products. Several factors that have affected and will continue to affect our revenue growth are the state of the economy, the market acceptance of our products, our ability to add new resellers and our ability to design, develop, and release new products. We engage third-party assemblers, which in fiscal year 2008 were All Quality Services in Fremont, California and ISIS Surface Mounting, Inc. in San Jose, California to insert the hardware components into the printed circuit board. We purchase fully-assembled chassis from Advantech Corporation, Analog phones from Fanstel Corporation, Internet protocol phones from BCM Communications, Inc., single board computers for our MAX product from AAEON Electronics, Inc. and raw material components from Avnet Electronics. We selected our manufacturing partners with the goals of ensuring a reliable supply of high-quality finished products and lowering per unit product costs as a result of manufacturing economies of scale. We cannot assure you that we will maintain the volumes required to realize these economies of scale or when or if such cost reductions will occur. The failure to obtain such cost reductions could materially adversely affect our gross margins and operating results.

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

CRITICAL ACCOUNTING POLICIES

         Revenue Recognition.    Net sales consist primarily of revenue from direct sales to end-users, including resellers, and sales to distributors. We recognize revenue pursuant to SEC Staff Accounting Bulletin ("SAB") No. 104, Revenue Recognition, ("SAB No. 104"). Revenue from sales to end-users is recognized upon shipment, when risk of loss has passed to the customer, collection of the receivable is reasonably assured, persuasive evidence of an arrangement exists, and the sales price is fixed and determinable. We provide for estimated sales returns and allowances and warranty costs related to such sales at the time of shipment in accordance with SFAS No. 48, Revenue Recognition when Right of Return Exists ("SFAS No. 48"). Net revenue consists of product revenue reduced by estimated sales returns and allowances. Sales to distributors are made under terms allowing certain rights of return and protection against subsequent price declines on our products held by the distributors. Upon termination of such distribution agreements, any unsold products may be returned by the distributor for a full refund. These agreements may be canceled without cause for convenience following a specified notice period. As a result of the above provisions, we defer recognition of distributor revenue until such distributors resell our products to their customers. The amounts deferred as a result of this policy are reflected as "deferred revenue" in the accompanying consolidated balance sheets. The related cost of revenue is also deferred and reported in the consolidated balance sheets as inventory. Our total deferred revenue was $2.5 million and $565,000 as of September 30, 2008 and September 30, 2007, respectively. The $1.9 million increase in deferred revenue in fiscal 2008 versus fiscal 2007 was primarily due to our service support plans, which added $1.6 million to deferred revenue and an increase of $335,000 in deferred channel revenue. The deferred channel revenue increase was due to the volume of products shipped to distribution as opposed to what was sold. We work closely with our distributors to monitor channel inventory levels and attempt to ensure that appropriate levels of products are available to resellers and end users.

         Service Support Programs.    In September 2007, we introduced our Software Assurance Program which provides our customers with the latest updates, new releases, and technical support for the applications they are licensed to use. In fiscal 2008, we initiated our Premier Service Plan, which includes software assurance and extended hardware warranty. These programs have an annual subscription and can range from one to three years. Sales from our service support programs are recorded as deferred revenue and recognized as revenue over the terms of their subscriptions. The total number of customers who have enrolled in these service programs at fiscal year end increased to more than 3,700 and of the total enrollments added over the course of the year, approximately 2,500 came from our existing customer base, which we see as validation of the value of our new product and service releases.

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

         Cash and Cash Equivalent.    We consider all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents. Cash and cash equivalents are invested in various investment grade institutional money market accounts, bank term deposits, U.S. Agency securities and commercial paper. The Company's investment policy requires investments to be rated single-A or better. As further discussed in "Liquidity and Capital Resources," our cash and cash equivalents balance increased by $3.4 million to $9.4 million as of September 30, 2008. We ended the fourth quarter of fiscal year 2008 with positive cash flow from operations.

         Short-Term Investment.    The Company's policy is to invest in highly-rated securities with strong liquidity and requires investments to be rated single-A or better. Short-term investments are comprised of U.S. Agency securities, corporate bonds and notes and commercial paper. Short-term investments are highly liquid financial instruments with original maturities greater than three months but less than one year and are classified as "available-for-sale" investments. We classify our available-for-sale securities as current assets and report them at their fair value. Further, we recognize unrealized gains and losses related to these securities as an increase or reduction in shareholders' equity. We evaluate our available-for-sale securities for impairment quarterly. During fiscal year 2008, we did not record any impairment on outstanding securities.

         Inventory.    Inventory is stated at the lower of cost (first-in, first-out method) or market. Our inventory balance was $1.5 million and $1.6 million as of September 30, 2008 and September 30, 2007, respectively. We perform a detailed review of inventory each fiscal quarter, with consideration given to future customer demand for our products, obsolescence from rapidly changing technology, product development plans, and other factors. If future demand or market conditions for our products are less favorable than those projected by management, or if our estimates prove to be inaccurate due to unforeseen technological changes, we may be required to record additional inventory provision which would negatively affect gross margins in the period when the write-downs were recorded. In prior periods, we had established a reserve to write off excess inventory that management believed would not be sold. In fiscal year 2008, we disposed of fully-reserved inventory with a carrying value of zero and an original cost at $1.5 million. We attribute this overall reduction in obsolete inventory to physically disposing of a portion of the reserved inventory. The disposal of such inventory had no material impact on our revenue, gross margins and net loss. For the year ended September 30, 2008, we recognized a provision of $12,000 for excess and obsolete inventories as compared to $96,000 for fiscal year ended September 30, 2007. Inventory allowance was $850,000 and $2.4 million as of September 30, 2008 and 2007, respectively.

         Warranty Cost.    We accrue for warranty costs based on estimated product return rates and the expected material and labor costs to provide warranty services. If actual products return rates, repair cost or replacement costs differ significantly from our estimates, then our gross margin could be adversely affected. The reserve for product warranties was $137,000 and $148,000 as of September 30, 2008 and September 30, 2007, respectively. This change was the result of a significant decline in the product return rate caused by changes in our management of the return programs. As a consequence of the Company's standardized manufacturing processes and product testing procedures, returns of defective product are infrequent and the quantities have not been significant. Accordingly, historical warranty costs have not been material.

Results of Operations

        The following table sets forth consolidated statements of operations data for the periods indicated as a percentage of net revenue.

	Fiscal Year Ended September 30,
	2008	2007	2006
Consolidated Statements of Operations Data:
Net revenue:
Hardware	86.2%	90.7%	92.1%
Software	13.8	9.3	7.9

Total net revenue	100.0	100.0	100.0
Cost of revenue:
Hardware	41.4	44.7	44.6
Software	1.2	0.7	0.6

Total cost of revenue	42.6	45.4	45.2

Gross profit	57.4	54.6	54.8

Operating expenses:
Research and development	22.3	18.9	20.9
Sales and marketing	40.0	29.4	24.3
General and administrative	17.6	14.0	11.5

Total operating expenses	79.9	62.3	56.7

Loss from operations	(22.5)	(7.7)	(1.9)
Equity in net loss of investee	—	—	(0.2)
Interest and other income, net	1.7	2.6	2.1

Net loss before income taxes	(20.8)	(5.1)	—
Provision for income taxes	—	(0.1)	(0.1)

Net loss	(20.8)%	(5.2)%	(0.1)%

Fiscal Year Ended September 30, 2008 Compared to Fiscal Year Ended September 30, 2007

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

        The following table sets forth percentages of net revenue by geographic region with respect to such revenue for the periods indicated (in thousands, except revenue percentages):

	Fiscal Year Ended September 30,
	2008	2007
Americas	87%	90%
International	13%	10%

Total	100%	100%

        Net revenue by customers that individually accounted for more than 10% of our revenue for the twelve months ended September 30, 2008 and 2007, respectively, were as follows (in thousands, except revenue percentages):

	Fiscal Year Ended September 30,
	2008	2007
AltiSys	12%	16%
Synnex	34%	50%
Jenne(1)	12%	—
Graybar(2)*	—	15%

Total	58%	81%

    (1)
    We did not generate revenue from Jenne during fiscal years ended 2007 and 2006.

    (2)
    During fiscal year ended September 30, 2008, revenue generated from Graybar was less than 10% of our total revenue.

    *
    In April 2008, we terminated our distribution agreement with Graybar. This termination of our relationship with Graybar did not have a material impact on our business.

        The following table sets forth percentage of net revenue by product type with respect to such revenue for the periods indicated:

	Fiscal Year Ended September 30,
	2008	2007
Hardware(1)	86%	91%
Software	14%	9%

Total	100%	100%

    (1)
    Our hardware revenue includes service support revenue generated primarily from our service support programs starting in September 2007. During fiscal years 2008, 2007 and 2006, revenue generated from these service support programs accounted for less than 10% of our total revenue.

        Net revenue was $18.9 million in fiscal year 2008 as compared to $17.9 million in fiscal year 2007. Revenue generated in the Americas accounted for $16.5 million, or 87% of total net revenue, for fiscal year ended September 30, 2008 as compared to $16.2 million, or 90% of total net revenue, for fiscal year ended September 30, 2007. Revenue generated in the International segment accounted for $2.4 million, or 13% of our total net revenue, as compared to $1.7, or 10% of our total net revenue, for fiscal year ending September 30, 2008 and 2007, respectively. In the Americas segment, non-system related revenue was $1.0 million in fiscal year 2008 as compared to $117,000 in fiscal year 2007. Non-system related revenue is primarily generated from our service support plans. The change in net revenue excluding non-system related revenue was a decrease of approximately 3%. This decrease in the Americas segment was primarily attributable to a change in our product mix. The number of systems shipped in fiscal year 2008 was approximately 2.5% lower than the previous year and the average revenue per system was lower by approximately 0.8% because our smaller systems decreased approximately 13% while larger systems increased 53%. The increase in net revenue in the International segment was primarily attributable to our efforts to develop and expand our international operations. Although we intend to focus on increasing international sales, we expect that sales to enterprise customers in the United States will continue to comprise the significant majority of our sales.

Cost of Revenue

        Our cost of product revenue consists primarily of component and material costs, direct labor costs, provisions for excess and obsolete inventory, warranty costs and overhead related to the manufacturing of our products. The majority of these costs vary with the unit volumes of product sold. Cost of revenue for fiscal years 2008 and 2007 remained unchanged at $8.1 million. Cost of revenue as a percentage of net revenue decreased to 43% for fiscal year ended September 30, 2008 from 45% in fiscal year 2007. This change was largely due to an increase in our non-system related revenue.

Research and Development ("R&D")

        Research and development expenses consist primarily of costs related to personnel and overhead, consultant expenses and other costs associated with design, development, prototyping and testing of our products and enhancements of our converged telephone system software. Research and development expenses increased 25% to $4.2 million in 2008 from $3.4 million in fiscal year 2007. The increase in R&D expense in absolute dollars was primarily attributable to an increase in personnel-related expense of approximately $609,000, an increase in project related expenses of approximately $111,000 and an increase of $134,000 in consulting related services. The increase in personnel-related expensed was the result of increased headcount of approximately 14%. Research and development expenses as a percentage of revenue increased from 19% in fiscal year 2007 to 22% in fiscal year 2008.

        We intend to continue to make investments in our research and development and we believe that focused investments in research and development are critical to the future growth and our ability to enhance our competitive position in the marketplace. We believe that our ability to develop and meet enterprise customer requirements is essential to our success. Accordingly, we have assembled a team of engineers with expertise in various fields, including voice and IP communications, unified communications network design, data networking and software engineering. Our principal research and development activities are conducted in Fremont, California and Shanghai, China. We anticipate these expenses will increase in the future periods over the long term. In the short term, we expect research and development expenses to remain consistent as management continues to monitor expenses and plans to keep them in line with expected revenue opportunities.

Sales and Marketing

        Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in marketing, sales and customer support functions, as well as trade shows, advertising, and promotional expenses. Sales and marketing expenses increased by approximately $2.3 million, or 43% from $5.3 million in fiscal year 2007 to $7.6 million in fiscal year 2008. The expense increase in fiscal 2008, as compared to fiscal 2007 in absolute dollars, was primarily related to an increase in personnel-related and overhead expenses of approximately $1.1 million due to an increase in headcount of approximately 30%. Other factors included an increase in share-based compensation expense of $73,000, an increase in promotional and lead generation programs of $130,000, an increase of $108,000 in advertising, $163,000 increase in partner conference expenses. Additionally, travel expenses, consulting expenses and sales and marketing expenses in China accounted for $684,000. The expense increase in our China operations was primarily due to our efforts to develop and expand our international operations to help increase international sales. Sales and marketing expenses as a percentage of revenue increased from 29% in fiscal year 2007 to 40% in fiscal year 2008.

        We anticipate sales and marketing expenses will increase in future periods over the long term due to increased staffing levels, particularly in sales and increased marketing activities and as we face increasing commission expense to the extent we achieve higher sales levels.

General and Administrative ("G&A")

        General and administrative expenses consist of salaries and related expenses for executive, finance, human resources and administrative personnel, facilities, allowance for doubtful accounts, legal and other general corporate expenses. General and administrative expenses increased 33% to $3.3 million in 2008 from $2.4 million in 2007. The expense increase in absolute dollars was primarily attributable to an increase in personnel-related expenses of approximately $318,000, $217,000 increase in non-cash stock based compensation expense, as required by SFAS No. 123(R), $141,000 increase in service and bank related expenses and $112,000 increase in general and administrative expenses in China. Approximately $84,000 in service and bank related expenses were attributable to increased bank fees due to an increase in our online sales activities such as the service support plans. The increase in personnel-related and non-cash stock based compensation expense are directly tied to the hiring of our new president and chief operating officer. General and administrative expenses as a percentage of revenue increased from 14% in fiscal year 2007 to 18% in fiscal year 2008.

        We anticipate that general and administrative expenses will increase in future periods as we continue efforts to expand our business. Although we recognized the majority of costs associated with compliance with Sarbanes-Oxley section 404 in fiscal 2008, we believe continuing compliance will be a significant expense. We intend to continue to focus on controlling general and administrative expenses.

Equity Investment in Common Stock of Private Company

        In July 2004, we purchased common stock of a private Korean telecommunications company for approximately $79,000. As a result of this investment, we acquired approximately 23% of the voting power of the company. This gives us the right to nominate and elect one of the three members of the company's current board of directors. We are accounting for this investment using the equity method. For the fiscal years ended September 30, 2008 and September 30, 2007, product sales revenue from this company was $49,000 and $33,000, respectively. Our accounts receivable from this company increased to $18,000 in fiscal year 2008 from $16,000 in fiscal year 2007. We recorded total equity in net income of approximately $5,000 in fiscal year 2008 and net loss of $4,000 in fiscal year 2007.

Interest Expense and Other Income, Net

        Interest expense primarily consists of interest incurred on our capital lease commitments and other income primarily consists of interest earned on cash, cash equivalents and short-term investments. Net interest and other income decreased to $319,000 in fiscal year 2008 from $461,000 in fiscal year 2007. The change was related to lower interest rates as well as decreased interest income from a reduced cash balance in fiscal year 2008. The reduced cash balance was primarily the result of our stock repurchase activity. The weighted average interest rate earned by us on our cash, cash equivalents and short-term investments decreased to 2.67% in fiscal year 2008 as compared to the 5.36% rate earned in fiscal 2007. We expect net interest and other income to remain relatively flat with little change in cash available to invest.

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

        Net revenue by customers that individually accounted for more than 10% of our revenue for the twelve months ended September 30, 2007 and 2006, respectively, were as follows (in thousands, except revenue percentages):

	Fiscal Year Ended September 30,
	2007	2006
AltiSys	16%	15%
Synnex	50%	55%
Graybar	15%	14%

Total	81%	84%

        The following table sets forth percentage of net revenue by product type with respect to such revenue for the periods indicated:

	Fiscal Year Ended September 30,
	2007	2006
Hardware	91%	92%
Software	9%	8%

Total	100%	100%

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

General and Administrative ("G&A")

        General and administrative expenses consist of salaries and related expenses for executive, finance, human resources and administrative personnel, facilities, allowance for doubtful accounts, legal and other general corporate expenses. General and administrative expenses increased by approximately $439,000 or 21% from $2.0 million in fiscal year 2006 to $2.4 million in fiscal year 2007. The expense increase in absolute dollars was primarily attributable to an increase in personnel-related expenses of approximately $138,000, $93,000 increase in overhead allocations, $47,000 increase in travel-related expenses, increase of approximately $53,000 in legal expenses associated with corporate governance matters and an increase of approximately $100,000 in general corporate expenses. General and administrative expenses as a percentage of revenue increased from 12% in fiscal year 2006 to 14% in fiscal year 2007.

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

Liquidity and Capital Resources

        Since inception, we have financed our operations primarily through the sale of equity securities. For fiscal years 2008 and 2007, we held cash, cash equivalents and short-term investments totaling $9.8 and $9.9 million, respectively. Total cash, cash equivalents and short-term investments represents approximately 70% and 69% of total current assets for fiscal years 2008 and 2007, respectively. As of September 30, 2008, $9.4 million of our total assets are classified as cash and cash equivalents compared with $6.1 million at September 30, 2007. Short-term investments were approximately $400,000 and $3.8 million for fiscal year ended September 30, 2008 and 2007, respectively.

        The Company believes its existing balances of cash, cash equivalents, and short-term investments, as well as cash expected to be generated from operating activities, will be sufficient to satisfy its working capital needs, capital expenditures, and other liquidity requirements associated with its existing operations over the next 12 months.

        In fiscal year 2008, our Board of Directors approved the repurchase of up to $2.0 million of our common stock in the open market, which repurchases may be made from time to time at our management's discretion through November 14, 2008. When exercising such discretion, management will consider a variety of factors such as our stock price, general business and market conditions and other investment opportunities. The repurchase will be made in the open market and will be funded from available working capital. Under such authority, we repurchased 231,135 shares in fiscal 2008 at an aggregate cost of $367,000. Current cash balances and the proceeds from stock option exercises and purchases in the Company's 1999 Employee Stock Purchase Plan have funded these stock repurchases. In November of 2008, the Board of Directors extended the repurchase program by another year to November 14, 2009 and the Company intends to continue repurchasing shares under this program over time depending upon price and share availability.

        The following table presents selected financial information for each of the last three fiscal years:

	Fiscal Year Ended September 30,
	2008	2007	2006
	(In thousands)
Cash and cash equivalents	$9,467	$6,111	$5,053
Short-term investments	400	3,796	4,869

Total cash, cash equivalents and short-term investments	$9,867	$9,907	$9,922

Cash provided by (used in) operating activities	$77	$(712)	$570
Cash provided by investing activities	$3,300	$931	$191
Cash provided by (used in) financing activities	$(21)	$839	$329
Net increase in cash and cash equivalents	$3,356	$1,058	$1,090

Changes in Cash Flows

        In fiscal year 2008, our net cash provided by operating activities was $77,000 compared to net cash used in operating activities of $712,000 during the same period in fiscal 2007. This change was primarily attributable to our net loss of $3.9 million for fiscal 2008, a decrease of $233,000 in accounts receivable, an increase of $413,000 in accounts payable, an increase of $1.9 million in deferred revenue and an increase of $221,000 in accrued liabilities. The cash impact of the loss for the twelve months ended September 30, 2008 was partially offset by non-cash adjustments of $265,000 in depreciation and amortization costs and non-cash stock-based compensation expense of $910,000. The decrease in accounts receivable during this period was the result of routine period-to-period fluctuations. The change in deferred revenue was primarily due to an increase of $1.6 million in our service support plans as well as an increase of $335,000 in deferred channel revenue. The deferred channel revenue increase was due to the volume of products shipped to distribution as apposed to what was sold. We work closely with our distributors to monitor channel inventory levels and attempt to ensure that appropriate levels of products are available to resellers and end users.

        Net cash used in operating activities of $712,000 for fiscal year 2007, was based on a lower net loss of $936,000, an increase of $185,000 in net inventories, an increase of $426,000 in accounts receivable and $114,000 increase in prepaid and other current assets. The cash impact of the loss for the year was partially offset by non-cash adjustments of $247,000 in depreciation and amortization costs, and non-cash stock-based compensation expense of $602,000.

        In fiscal year 2008, net cash provided by investing activities was $3.3 million as compared $931,000 in fiscal 2007. This increase was related to proceeds from maturities of short-term investments of approximately $48.0 million and purchases of short-term investments of approximately $45.0 million during fiscal 2008 as compared to proceeds from maturities of short-term investments of approximately $30,000 million and purchases of short-term investments of approximately $28,000 million during fiscal 2007.

        Net cash used in financing activities for the twelve months ended September 30, 2008 was approximately $21,000, as compared to net cash provided by financing activities of $839,000 in fiscal 2007. This change was primarily attributable to the repurchase of treasury stock of approximately $367,000 and an increase of $493,000 in proceeds from the exercise of employee stock options. On October 23, 2007, our Board of Directors approved the repurchase of up to $2.0 million of our common stock in the open market, which repurchases may be made from time to time at our management's discretion through November 14, 2008. When exercising such discretion, management will consider variety of factors such as our stock price, general business and market conditions and other investment opportunities. The repurchase will be made in the open market and will be funded from available working capital. Under such authority, we repurchased 231,135 shares in fiscal 2008 at an aggregate cost of $367,000. Current cash balances and the proceeds from stock option exercises and purchases in the Company's 1999 Employee Stock Purchase Plan have funded these stock repurchases. In November of 2008, our Board of Directors extended the repurchase program by another year to November 14, 2009 and the Company intends to continue repurchasing shares under this program over time depending upon price and share availability.

        Net accounts receivable decreased to $2.4 million at September 30, 2008 from $2.7 million at September 30, 2007. Our days sales outstanding (DSO) decreased at 43 days as of September 30, 2008 from 46 days at September 30, 2007. This 9% decrease in net accounts receivable was primarily due to a decrease in sales excluding non-system related revenue and routine period-to-period fluctuations. As we continue to focus on developing products that allow us to enhance our position in our target market segment and enter new markets, we expect to achieve our goal of revenue growth for fiscal year 2009.

        We ended the fourth quarter of fiscal year 2008 with a cash conversion cycle of 77 days as compared to 85 days for the fourth quarter of fiscal 2007. The cash conversion cycle is the duration between purchase of inventories and services and the collection of the cash from the sale of our products and services and is a metric on which we have focused as we continue to try to efficiently manage our assets. The cash conversion cycle results from the calculation of days of sales outstanding (DSO) added to days of supply in inventories (DOS), reduced by days of payable outstanding (DPO).

        Net inventories was $1.6 million in both fiscal years 2008 and 2007 and our annualized inventory turn rate decreased to 5.3 times as of September 30, 2008 as compared to 5.7 times as of September 30, 2007. Our annualized inventory turn rate represents the number of times inventory is replenished during the year. We seek to maintain sufficient levels of finished goods inventory to meet our forecasted product sales with limited levels of inventory to compensate for unanticipated shifts in sales volume and product mix. Inventory management will continue to be an area of focus as we balance the need to maintain strategic inventory levels to help ensure competitive lead times with the risk of inventory obsolescence due to rapidly changing technology and customer requirements.

        Accounts payable increased to $1.2 million at September 30, 2008 from $821,000 at September 30, 2007, this increase was primarily attributable to increased purchasing activity of approximately $300,000 required to support our general business operations.

Liquidity and Capital Resources

        As of September 30, 2008, our principal sources of liquidity included cash, cash equivalents and short-term investments of approximately $9.8 million. The maturities of our short-term investments are staggered throughout the year to ensure we meet our cash requirements.

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

        Additional financing, if required, may not be available on acceptable terms, or at all. We also may require additional capital to acquire or invest in complementary businesses or products, or obtain the right to use complementary technologies. If we cannot raise needed funds in the future on acceptable terms, we may not be able to further develop or enhance our products, take advantage of opportunities, or respond to competitive pressures or unanticipated requirements, which could seriously harm our business. Even if additional financing is available, we may be required to obtain the consent of our stockholders, which we may or may not be able to obtain. In addition, the issuance of equity or equity-related securities will dilute the ownership interests of our stockholders and the issuance of debt securities could increase the risk or perceived risk of investing in our securities.

        We did not have any material commitments for capital expenditures as of September 30, 2008. We had total outstanding commitments on noncancelable capital and operating leases of $899,000 as of September 30, 2008. Our lease terms range from three to nine years. We believe, we have sufficient cash reserves to allow us to continue operations for more than a year. Our cash and short-term investments totaled approximately $9.8 million as of September 30, 2008.

        The following table presents certain payments due by us under contractual obligations with minimum firm commitments as of September 30, 2008:

	Fiscal Year Ended September 30, 2008
Contractual Obligations	Total	Payments Due in Less Than 1 Year	Payments Due in 1 - 3 Years	Payments Due in 3 - 5 Years	Payments Due in More Than 5 Years
	(In thousands)
Operating leases obligation	$822	$449	$373	$—	$—
Capital leases obligation	77	44	33	—	—

Total contractual lease obligation	$899	$493	$406	$—	$—

Recent Accounting Pronouncements

        In June 2008, the FASB ratified FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities (FSP No. EITF 03-6-1), which addresses whether instruments granted in share-based payment awards are participating securities prior to vesting and, therefore, must be included in the earnings allocation in calculating earnings per share under the two-class method described in SFAS No. 128, Earnings per Share (SFAS No. 128). FSP No. EITF 03-6-1 requires that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend- equivalents be treated as participating securities in calculating earnings per share. FSP No. EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 (our 2010 fiscal year), and interim periods within those fiscal years, and shall be applied retrospectively to all prior periods. The Company is currently evaluating the impact of adopting FSP EITF 03-6-1 on its consolidated results of operations.

        In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, (SFAS No. 162), which becomes effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board (PCAOB) amendments to US Auditing Standards (AU) Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles . SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with US GAAP. This standard is not expected to have an impact on the Company's financial position, results of operations or cash flow.

        In April 2008, the FASB issued FSP FAS No. 142-3, Determination of the Useful Life of Intangible Assets, (FSP 142-3). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. FSP 142-3 is effective for fiscal years beginning after December 15, 2008 (our 2010 fiscal year). The Company is currently assessing the impact of FSP 142-3 on its consolidated financial position and results of operations.

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

        In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 ("SFAS No. 159"). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for the Company as of the first quarter of fiscal 2009. We have not yet determined the impact, if any, of SFAS No. 159 on our consolidated financial statements.

        In September 2006, the FASB issued SFAS No. 157 (SFAS 157), Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. As such, the statement is required to be adopted by the Company for our fiscal years beginning after October 1, 2008. The Company does not expect the adoption of SFAS 157 to have a material impact on its consolidated financial statements. The Company is currently evaluating the potential impact, if any, of the adoption of FSP SFAS 157-2 on the Company's consolidated financial position, results of operations and cash flows.

        In July 2006, the FASB issued FASB Interpretation No. ("FIN") 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109, "Accounting for Income Taxes," which seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN 48 provides guidance on derecognition, classification, interest penalties and accounting in interim periods, and requires expanded disclosure with respect to the uncertainty in income taxes. FIN 48 requires additional annual disclosures and was adopted by the Company on October 1, 2007. For additional information, see note 7 to the accompanying audited consolidated financial statements.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        At September 30, 2008, our investment portfolio consisted primarily of fixed income securities. These securities are subject to interest rate risk and will decline in value if market interest rates increase. Due to the short duration and conservative nature of these instruments, we do not believe that we have a material exposure to interest rate risk. For example, if market interest rates were to increase immediately and uniformly by 10% from levels as of September 30, 2008, the decline in the fair value of the portfolio would not have a material effect on our results of operations over the next fiscal year.

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

1.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

        The following Consolidated Financial Statements are filed as part of this report:

2.
INDEX TO FINANCIAL STATEMENT SCHEDULE

        The following financial statement schedule is submitted herewith:

Page
Schedule II—Valuation and Qualifying Accounts	71

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Based on an evaluation under the supervision and with the participation of our management, our Chief Executive Officer("CEO") and Chief Financial Officer (("CFO") have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act") were effective as of September 30, 2008 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the

Securities and Exchange Commission rules and forms and accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

        As required by Rule 13a-15(d) of the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our "internal control over financial reporting" as defined in Exchange Act Rule 13a-15(f) to determine whether any changes in our internal control over financial reporting occurred during the fourth quarter of fiscal 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there have been no such changes during the fourth quarter of fiscal 2008.

Item 9B.    Other Information

        None.

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The information concerning our directors and executive officers required by this Item is incorporated by reference from the information set forth in the sections entitled "Election of Directors", "Code of Business Conduct and Ethics", "Executive Officers", and "Section 16(a) Beneficial Ownership Reporting Compliance" in our Proxy Statement for the Annual Stockholder Meeting to be held on February 9, 2009.

Item 11.    Executive Compensation

        The information required by this section is incorporated by reference from the information in the section titled "Executive Compensation and Other Matters" in our Proxy Statement for the Annual Stockholder Meeting to be held on February 9, 2009.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this section is incorporated by reference from the information in the section titled: "Security Ownership of Certain Beneficial Owners and Management" in our Proxy Statement for the Annual Stockholder Meeting to be held on February 9, 2009.

Equity Compensation Plan Information

        The following table summarizes information about our existing equity compensation plans as of September 30, 2008. All outstanding awards relate to our common stock.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(1) (c)
Equity compensation plans approved by security holders	4,551,822	$3.14	1,698,461
Equity compensation plans not approved by security holders	—	—	—

Total	4,551,822	$3.14	1,698,461

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

Item 13.    Certain Relationships and Related Transactions and Director Independence

        The information required by this item regarding certain relationships and related transactions is incorporated by reference to the information set forth in the section titled "Certain Relationships and Related Transactions" in our Proxy Statement for the Annual Stockholder Meeting to be held on February 9, 2009.

Item 14.    Principal Accountant Fees and Services

        The information required by this item regarding audit and non-audit fees is incorporated by reference to the information set forth in the section titled "Audit and Non-Audit Fees" in our Proxy Statement for the Annual Stockholder Meeting to be held on February 9, 2009.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)
The following documents are filed as a part of this Annual Report on Form 10-K.

1.
FINANCIAL STATEMENTS

2.
FINANCIAL STATEMENT SCHEDULES

        The following financial statement schedule is submitted herewith:

Page
Schedule II—Valuation and Qualifying Accounts	62

        (All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.)

3.
EXHIBITS

        The following exhibits are included in this Annual Report on Form 10-K (numbered in accordance with Item 601 of Regulation S-K):

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation.
3.2(5)	Second Amended and Restated Bylaws.
4.2(1)	Specimen common stock certificates.
4.3(1)	Third Amended and Restated Rights Agreement dated May 7, 1999 by and among AltiGen Communications, Inc. and the Investors and Founder named therein.
10.1(1)	Form of Indemnification Agreement.
10.2(1)	1994 Stock Option Plan, as amended, and form of stock option agreement.
10.4(4)	1999 Stock Plan, as amended, and form of stock option agreement.
10.5(3)	1999 Employee Stock Purchase Plan, as amended, and forms of subscription agreement and notice of withdrawal.
10.6(6)	1999 Employee Stock Purchase Plan, as amended, (As Amended November 13, 2007).

Exhibit Number	Description
10.8(4)	Lease agreement: 4555 Cushing Parkway, Fremont, California between VEF III Funding, LLC and AltiGen Communications, Inc., dated October 1, 2003.
10.19(1)	Employment Agreement by and between the Registrant and Philip McDermott, dated June 8, 1999.
10.20(7)	Employment Agreement by and between the Registrant and Jeremiah J. Fleming, dated December 18, 2007.
10.26(2++	OEM Agreement between AltiSys Communications and AltiGen Communications, Inc., dated January 18, 1999.
10.27(4)++	Distribution Agreement between Synnex Information Technologies, Inc. and AltiGen Communications, Inc. dated December 22, 1999.
10.28(4)++	Distribution Agreement between Graybar Electric Company, Inc. and AltiGen Communications, Inc. dated June 12, 2003.
10.29(8)++	Distribution Agreement between Jenne Distributor, Inc., and AltiGen Communications, Inc. dated September 30, 2007.
21.1(1)	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney (included on signature page).
31.1	Certification of Principal Executive Officer.
31.2	Certification of Principal Financial Officer.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)
Incorporated by reference to exhibit filed with the Registrant's Registration Statement on Form S-1 (No. 333-80037) declared effective on October 4, 1999.

(2)
Incorporated by reference to exhibit filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2001.

(3)
Incorporated by reference to exhibit filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2002.

(4)
Incorporated by reference to exhibit filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2003.

(5)
Incorporated by reference to exhibit filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

(6)
Incorporated by reference to exhibit filed with the Registrant's Registration Statement on Form S-8 (No. 333-148404).

(7)
Incorporated by reference to exhibit filed with the Registrant's Registration Statement on Form 8-K (No. 000-27427).

(8)
Incorporated by reference to exhibit filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2007 (No. 000-27427).

++
Confidential treatment was granted for certain portions of this exhibit.

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
AltiGen Communications, Inc.
Fremont, CA

        We have audited the accompanying consolidated balance sheets of AltiGen Communications, Inc. and subsidiaries (the "Company") for 2008 and 2007, and the consolidated statements of operations, stockholders' equity, and cash flows for the years ended 2008, 2007 and 2006. Our audits also included the financial statement schedules for the years ended September 30, 2008 and 2007 listed in the Index at Item 15(a)(2). These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of AltiGen Communications, Inc. and subsidiaries as of September 30, 2008 and 2007, and the results of their operations and their cash flows for the periods ended September 30, 2008 and 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ MOSS ADAMS LLP

San Francisco, California
December 29, 2008

ALTIGEN COMMUNICATIONS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	September 30,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$9,467	$6,111
Short-term investments	400	3,796
Accounts receivable, net of allowances of $19 and $33 in 2008 and 2007, respectively	2,423	2,656
Inventories, net	1,594	1,567
Prepaid expenses and other current assets	176	237
Total current assets	14,060	14,367

Property and equipment:
Furniture and equipment	2,009	1,837
Computer software	948	938

	2,957	2,775
Less: Accumulated depreciation	(2,534)	(2,269)

Net property and equipment	423	506

Other non-current assets:
Long-term investments	211	209
Long-term deposit	82	168

Total other non-current assets	293	377

Total assets	$14,776	$15,250

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,234	$821
Accrued liabilities:
Payroll and related benefits	550	459
Warranty	137	148
Marketing	136	79
Accrued expense	200	322
Other current liabilities	628	422
Deferred revenue short-term	2,489	565

Total current liabilities	5,374	2,816

Other long-term liabilities	105	89

Stockholders' equity:
Convertible preferred stock, $0.001 par value; Authorized—5,000,000 shares; Outstanding—none at September 30, 2008 and September 30, 2007	—	—
Common stock, $0.001 par value; Authorized—50,000,000 shares; Outstanding—17,072,333 shares at September 30, 2008 and 16,733,552 shares at September 30, 2007	17	16
Treasury stock at cost—1,295,030 shares at September 30, 2008 and 1,063,895 September 30, 2007	(1,381)	(1,014)
Additional paid-in capital	66,689	65,434
Accumulated other comprehensive loss	3	3
Accumulated deficit	(56,031)	(52,094)

Total stockholders' equity	9,297	12,345

Total liabilities and stockholders' equity	$14,776	$15,250

See accompanying Notes to Consolidated Financial Statements.

ALTIGEN COMMUNICATIONS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Fiscal Year Ended September 30,
	2008	2007	2006
Net revenue:
Hardware	$16,283	$16,233	$16,486
Software	2,614	1,655	1,410

Total net revenue	18,897	17,888	17,896
Cost of revenue:
Hardware	7,828	7,993	7,979
Software	231	130	103

Total cost of revenue	8,059	8,123	8,082

Gross profit	10,838	9,765	9,814

Operating expenses:
Research and development	4,216	3,373	3,740
Sales and marketing	7,552	5,277	4,353
General and administrative	3,322	2,497	2,058

Total operating expenses	15,090	11,147	10,151

Loss from operations	(4,252)	(1,382)	(337)
Equity in net income (loss) of investee	5	(4)	(36)
Interest and other income, net	310	461	380

Net income (loss) before taxes	(3,937)	(925)	7
Income taxes	—	(11)	(19)

Net loss	$(3,937)	$(936)	$(12)

Basic and diluted net loss per share	$(0.25)	$(0.06)	$(0.00)

Weighted average shares used in computing basic net loss per share	15,745	15,363	14,964

Weighted average shares used in computing diluted net loss per share	15,745	15,363	14,964

See accompanying Notes to Consolidated Financial Statements.

ALTIGEN COMMUNICATIONS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND
COMPREHENSIVE INCOME (LOSS)

(In thousands, except share amounts)

	Common Stock				Accumulated Other Comprehensive Loss
			Treasury Stock	Additional Paid-In Capital		Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
BALANCE, SEPTEMBER 30, 2005	15,782,071	16	(1,014)	62,863	(1)	(51,146)	10,718

Exercise of stock options	265,895	—	—	186	—	—	186
Issuance of common stock in connection with Employee Stock Purchase Plan	109,398	—	—	143	—	—	143
Unrealized gain from investments	—	—	—	—	1	—	1
Stock-based compensation	—	—	—	801	—	—	801
Net loss	—	—	—	—	—	(12)	(12)

Comprehensive loss	—	—	—	—	—	—	(310)

BALANCE, SEPTEMBER 30, 2006	16,157,364	16	(1,014)	63,993	—	(51,158)	11,837

Exercise of stock options	481,438	—	—	711	—	—	711
Issuance of common stock in connection with Employee Stock Purchase Plan	94,750	—	—	128	—	—	128
Unrealized gain from investments	—	—	—	—	3	—	3
Stock-based compensation	—	—	—	602	—	—	602
Net loss	—	—	—	—	—	(936)	(936)

Comprehensive loss	—	—	—	—	—	—	(933)

BALANCE, SEPTEMBER 30, 2007	16,733,552	16	(1,014)	65,434	3	(52,094)	12,345

Exercise of stock options	140,950	1	—	121	—	—	122
Issuance of common stock in connection with Employee Stock Purchase Plan	197,831	—	—	224	—	—	224
Repurchase of treasury stock	—	—	(367)	—	—	—	(367)
Stock-based compensation	—	—	—	910	—	—	910
Net loss	—	—	—	—	—	(3,937)	(3,937)

Comprehensive loss	—	—	—	—	—	—	(3,937)

BALANCE, SEPTEMBER 30, 2008	17,072,333	$17	$(1,381)	$66,689	$3	$(56,031)	$9,297

See accompanying Notes to Consolidated Financial Statements.

ALTIGEN COMMUNICATIONS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year Ended September 30,
	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,937)	$(936)	$(12)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	265	247	219
Stock-based compensation	910	602	801
Equity in net income (loss) of investee	(2)	4	36
Changes in operating assets and liabilities:
Accounts receivable	233	(426)	(273)
Inventories, net	(27)	(185)	(417)
Prepaid expenses and other current assets	61	(116)	25
Accounts payable	413	(16)	184
Accrued liabilities	221	168	64
Deferred revenue short-term	1,924	34	24
Other long-term liabilities	16	(88)	(81)

Net cash provided by (used in) operating activities	77	(712)	570

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(45,097)	(28,772)	(26,031)
Proceeds from sale of short-term investments	48,493	29,848	26,621
Changes in long-term deposits	86	(73)	(21)
Purchases of property and equipment	(182)	(72)	(378)

Net cash provided by investing activities	3,300	931	191

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuances of common stock, net of issuance costs	346	839	329
Repurchase of treasury stock	(367)	—	—

Net cash provided by (used in) financing activities	(21)	839	329

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,356	1,058	1,090
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	6,111	5,053	3,963

CASH AND CASH EQUIVALENTS, END OF YEAR	$9,467	$6,111	$5,053

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$—	$11	$—
Cash paid during the period for interest	$8	$12	$16

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

        We were incorporated in California in May 1994, and we reincorporated into Delaware in June 1999. Our corporate headquarters are located at 4555 Cushing Parkway, Fremont, California 94538. Our telephone number is (510) 252-9712. We maintain an Internet website at http://www.altigen.com. Our most recent annual report on Form 10-K and certain of our other filings with the Securities and Exchange Commission (SEC) are available through the Investor Relations section of our website. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other required filings and amendments to these filings are available on the SEC website at http://www.sec.gov, which can be reached from our Investor Relations website. In addition, you may read and copy any material we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Presentation

        Our consolidated financial statements reflect the operations of AltiGen Communications, Inc. and our wholly-owned subsidiary. The subsidiary is located in Shanghai, China and was incorporated in November 1998. As of September 30, 2008, we had approximately $71,000 in long-lived assets located in China. Our hardware tooling used to develop the IP710 and the IP705 phones as well as the tooling used to develop the face plate for the MAX1000 Voice over IP phone system are located in Taiwan. All significant intercompany transactions and balances have been eliminated. Our fiscal year end is September 30. Unless otherwise stated, all references to fiscal years 2008, 2007, and 2006 refer to the twelve months ended September 30 of that year.

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

  Concentration of Risk

        Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash, cash equivalents and accounts receivable. We invest our cash in demand and money

ALTIGEN COMMUNICATIONS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

market deposit accounts in banks. We limit the credit exposure to any one financial institution or instrument and is exposed to credit risk in the event of default by these institutions, to the extent of the amounts recorded on the balance sheet. To date, we have has not experienced losses on these investments.

        Our purchases are concentrated with four suppliers and certain key chip components of our products are sole sourced. For fiscal years 2008 and 2007 these four suppliers provided 79% and 79%, respectively, of all raw materials purchased. Loss of one of these suppliers could adversely impact our operations.

  Cash and Cash Equivalents and Short-Term Investments

        The Company's policy is to invest in highly-rated securities with strong liquidity and requires investments to be rated single-A or better. Our investment portfolio consists principally of investment grade institutional money market funds, bank term deposits, U.S. Agency securities, corporate bonds and notes and commercial paper. We consider all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents. Short-term investments are highly liquid financial instruments with original maturities greater than three months but less than one year and are classified as "available-for-sale" investments. We classify our available-for-sale securities as current assets and report them at their fair value. Further, we recognize unrealized gains and losses related to these securities as an increase or reduction in shareholders' equity. We evaluate our available-for-sale securities for impairment quarterly. During fiscal year 2008, we did not record any impairment on outstanding securities.

        The following table summarizes the fair value of the Company's available-for-sale securities held in its short-term investment portfolio, recorded short-term investments:

  Available for Sale Securities:

	Fiscal Year Ended September 30, 2008
Security Description	Amortized Cost	Net Unrealized Gain/(Losses)	Fair Market Value	Accrued Interest Income	Total Value
	(In thousands)
Agency discount notes	$149	$—	$149	$1	$150
Commercial paper	247	—	247	3	250

Total	$396	$—	$396	$4	$400

	Fiscal Year Ended September 30, 2007
Security Description	Amortized Cost	Net Unrealized Gain/(Losses)	Fair Market Value	Accrued Interest Income	Total Value
	(In thousands)
Corporate bonds and notes	$1,875	$(2)	$1,873	$—	$1,873
Commercial paper	1,908	(1)	1,907	16	1,923

Total	$3,783	$(3)	$3,780	$16	$3,796

ALTIGEN COMMUNICATIONS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  Inventories

        Inventories (which include costs associated with components assembled by third-party assembly manufacturers, as well as internal labor and allocable overhead) are stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or market value. Provisions, when required, are made to reduce excess and obsolete inventories to their estimated net realizable values. We regularly monitor inventory quantities on hand and record a provision for excess and obsolete inventories based primarily on our estimated forecast of product demand and production requirements for the next six months. We record a write-down for product and component inventories that have become obsolete or are in excess of anticipated demand or net realizable value. Raw material inventory is considered obsolete and is fully reserved if it has not moved in 365 days. In fiscal year 2008, we disposed of fully-reserved inventory with a carrying value of zero and an original cost at $1.5 million. We attribute this overall reduction in obsolete inventory to physically disposing of a portion of the reserved inventory. The disposal of such inventory had no material impact on our revenue, gross margins and net loss. For the year ended September 30, 2008, we recognized a provision of $12,000 for excess and obsolete inventories as compared to $96,000 for fiscal year ended September 30, 2007. The components of inventories include (in thousands):

	Fiscal Year Ended September 30,
	2008	2007
	(In thousands)
Raw materials	$479	$675
Work-in-progress	197	106
Finished goods	918	786

Total	$1,594	$1,567

  Property, Plant and Equipment—Net

        Property, plant, and equipment are stated at cost. Cost includes purchase cost, applicable taxes and freight costs. Depreciation is computed by use of the straight-line method over the estimated useful lives of the assets, which is three years except for tooling. Our tooling is depreciated using the greater value between the five year straight-line method or the number of phones shipped in the period. Cost includes purchase cost, applicable taxes and freight. Depreciation expense for fiscal years 2008 and 2007 was approximately $265,000 and $247,000, respectively. All repairs and maintenance costs are expensed as incurred.

ALTIGEN COMMUNICATIONS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Property, plant and equipment- net consist of (in thousands):

	Fiscal Year Ended September 30,
	2008	2007
Machinery and equipment	$275	$238
Furniture and equipment	1,177	1,097
Tooling	528	502
Software	948	938
Construction-in-progress	29	—

Total	2,957	2,775
Accumulated depreciation and amortization	(2,534)	(2,269)

Property and equipment—net	$423	$506

        Net book value of equipment leased under capital leases was zero and $52,000 for fiscal years 2008 and 2007, respectively. Net of accumulated depreciation for such equipment was $199,000 and $147,000 for fiscal years 2008 and 2007, respectively.

  Long-Term Investments

        As of September 30, 2008, we held an investment of common stock of a private Taiwanese telecommunication company valued at approximately $195,000 accounted for using the cost method. Our interest in the company is approximately 2%, which interest does not allow us to exercise significant influence.

        In July 2004, we purchased common stock of a private Korean telecommunications company for $79,000. As a result of this investment, we acquired approximately 23% of the voting power of the company. This gives us the right to nominate and elect one of the three members of the Company's current board of directors. We are accounting for this investment using the equity method and record our minority interest of their results in our results of operations. As of September 30, 2008, our investment in the Korean company had a remaining book value of approximately $16,000 compared to $14,000 at fiscal year 2007.

        We perform periodic reviews of our investments for impairment. Our investments are considered impaired when a review of the issuer's operations and other indicators of impairment indicate that the carrying value of the investment is not likely to be recoverable. Such indicators include, but are not limited to, limited capital resources, limited prospects of receiving additional financing, and limited prospects for liquidity of the related securities. No write-downs were recorded during fiscal years 2008, 2007 or 2006.

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

ALTIGEN COMMUNICATIONS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

development costs have been charged to research and development expense in the accompanying consolidated statements of operations.

  Stock-Based Compensation

        The Company accounts for stock based compensation under the provisions of Statement of Financial Accounting Standard ("SFAS") No. 123(R), "Share Based Compensation" ("SFAS No. 123(R)"), which requires all share-based compensation, including grants of stock options, to be recognized in the income statement as an operating expense, based on their fair market values. The Company adopted SFAS No. 123(R) using the modified prospective method. Under this transition method, stock based compensation cost recognized subsequent to October 1, 2005 included: (i) compensation cost for all share-based awards granted prior to but not yet vested as of September 30, 2005, based on the grant-date fair value estimated in accordance with SFAS No. 123(R) and (ii) compensation cost for all share-based awards granted subsequent to September 30, 2005, based on the grant-date fair value estimated in accordance with SFAS No. 123(R). In accordance with the modified prospective method, the Company has not restated its results of operations and financial position for prior periods.

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

ALTIGEN COMMUNICATIONS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company estimated the fair value of stock option awards in accordance with the provisions of SFAS 123(R) by using the Black-Scholes option valuation model with the following assumptions:

	Employee Stock Option Plans Fiscal Year Ended September 30,			Employee Stock Purchase Plan Fiscal Year Ended September 30,
	2008	2007	2006	2008	2007	2006
Expected Life (in years)	5	5	5	0.5	0.5	0.5
Risk-free interest rate	2.8-3.7%	4.6-4.9%	4.3-5.4%	1.61%	5.32%	5.15%
Volatility	88%	90%	95%	87%	89%	94%
Expected dividend	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%

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

ALTIGEN COMMUNICATIONS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        For fiscal years 2008, 2007, and 2006, percentage of net revenue generated in the Americas for the following customers was approximately 58%, 81%, and 84%, respectively:

	Fiscal Year Ended September 30,
	2008	2007	2006
AltiSys	12%	16%	15%
Synnex	34%	50%	55%
Jenne(1)	12%	—	—
Graybar(2) *	—	15%	14%

Total	58%	81%	84%

    (1)
    We did not generate revenue from Jenne during fiscal years ended 2007 and 2006.

    (2)
    During fiscal year ended September 30, 2008, revenue generated from Graybar was less than 10% of our total revenue.

    *
    In April 2008, we terminated our distribution agreement with Graybar. This termination of our relationship with Graybar did not have a material impact on our business.

        International revenue derived from sales to customers outside of the Americas, primarily in China, Norway and the United Kingdom. Net revenue generated internationally was approximately 13% for fiscal year 2008 and 10% for fiscal years 2007 and 2006, respectively.

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

        The following table sets forth percentages of net revenue by geographic region with respect to such revenue for the periods indicated:

	Fiscal Year Ended September 30,
	2008	2007	2006
Americas	87%	90%	90%
International	13%	10%	10%

Total	100%	100%	100%

ALTIGEN COMMUNICATIONS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        The following table sets forth the computation of basic and diluted loss per share (in thousands, except net loss and per share amounts):

	Fiscal Year Ended September 30,
	2008	2007	2006
Net loss	$(3,937)	$(936)	$(12)
Weighted average shares outstanding—basic loss per share	15,745	15,363	14,964

Weighted average shares outstanding—diluted loss per share	15,745	15,363	14,964

Basic net loss per share	$(0.25)	$(0.06)	$(0.00)

Diluted loss per share	$(0.25)	$(0.06)	$(0.00)

        Options to purchase 4.5 million, 3.7 million and 3.6 million shares of common stock were outstanding for the years ended September 30, 2008, 2007 and 2006, respectively, and were excluded from the computation of diluted net earnings per share for these periods because their effect would have been antidilutive.

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

  Recent Accounting Pronouncements

        In June 2008, the FASB ratified FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities (FSP No. EITF 03-6-1), which addresses whether instruments granted in share-based payment awards are participating securities prior to vesting and, therefore, must be included in the earnings allocation in calculating earnings per share under the two-class method described in SFAS No. 128, Earnings per Share (SFAS No. 128). FSP No. EITF 03-6-1 requires that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend- equivalents be treated as participating securities in calculating earnings per share. FSP No. EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 (our 2010 fiscal year), and interim periods within those fiscal years, and shall be applied

ALTIGEN COMMUNICATIONS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

retrospectively to all prior periods. The Company is currently evaluating the impact of adopting FSP EITF 03-6-1 on its consolidated results of operations.

        In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, (SFAS No. 162), which becomes effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board (PCAOB) amendments to US Auditing Standards (AU) Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with US GAAP. This standard is not expected to have an impact on the Company's financial position, results of operations or cash flow.

        In April 2008, the FASB issued FSP FAS No. 142-3, Determination of the Useful Life of Intangible Assets, (FSP 142-3). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. FSP 142-3 is effective for fiscal years beginning after December 15, 2008 (our 2010 fiscal year). The Company is currently assessing the impact of FSP 142-3 on its consolidated financial position and results of operations.

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

        In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 ("SFAS No. 159"). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for the Company as of the first quarter of fiscal 2009. We have not yet determined the impact, if any, of SFAS No. 159 on our consolidated financial statements.

        In September 2006, the FASB issued SFAS No. 157 (SFAS 157), Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted

ALTIGEN COMMUNICATIONS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. As such, the statement is required to be adopted by the Company for our fiscal years beginning after October 1, 2008. The Company does not expect the adoption of SFAS 157 to have a material impact on its consolidated financial statements. The Company is currently evaluating the potential impact, if any, of the adoption of FSP SFAS 157-2 on the Company's consolidated financial position, results of operations and cash flows.

        In July 2006, the FASB issued FASB Interpretation No. ("FIN") 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, "Accounting for Income Taxes," which seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN 48 provides guidance on derecognition, classification, interest penalties and accounting in interim periods, and requires expanded disclosure with respect to the uncertainty in income taxes. FIN 48 requires additional annual disclosures and was adopted by the Company on October 1, 2007. For additional information, see note 7 to the accompanying audited consolidated financial statements.

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

        Changes in the Company's warranty liability for the fiscal years ended September 30, 2008 and 2007, respectively, are as follows (in thousands):

	Fiscal Year Ended September 30,
	2008	2007
	(In thousands)
Beginning balance	$148	$263
Provisions for warranty liability	156	168
Other adjustments	—	(100)
Warranty cost including labor, components and scrap	(167)	(183)

Ending balance	$137	$148

        Other adjustments were the result of a significant decline in the product return rate caused by changes in the Company's management of the return programs.

ALTIGEN COMMUNICATIONS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. COMMITMENTS AND CONTINGENCIES

  Commitments

        We lease our facilities under various operating lease agreements expiring on various dates through December 2011. The Company leases approximately 32,000 square feet to serve as our headquarters for corporate administration, research and development, manufacturing, and sales and marketing facility in Fremont, California. Generally, these leases have multiple options to extend for a period of years upon termination of the original lease term. The lease for our headquarters expires on February 21, 2009, and then on a month to month basis and under the same conditions until terminated by either party. Rent expense for all operating leases totaled approximately $688,000, $574,000 and $539,000, for fiscal years 2008, 2007 and 2006, respectively. The Company believes its current facilities are adequate to support its needs through February 2009. Additionally, the Company also leases certain equipment under capital lease arrangements. The minimum future lease payments under all noncancellable capital and operating leases as of September 30, 3008 are shown in the following table (in thousands):

	Capital Leases	Operating Leases
Fiscal Years Ending September 30,
2009	44	449
2010	33	357
2011	—	16

Total contractual lease obligation	$77	$822

Amount representing interest	$6

Present value of minimum lease payment	$71

Current portion	$39
Long-term portion	32

Total capital lease commitments	$71

  Contingencies

        From time to time, we may become party to litigation in the normal course of our business. Litigation in general, and intellectual property and securities litigation in particular, can be expensive and disruptive to normal business operations. Moreover, the results of complex litigation are difficult to predict.

        On September 6, 2002, Vertical Networks, Inc. filed suit against us in the United States District Court for the Northern District of California, alleging infringement of U.S. Patents Nos. 6,266,341, 6,289,025, 6,292,482, 6,389,009, and 6,396,849. On October 28, 2002, Vertical Networks amended its complaint to add allegations of infringement of U.S. Patents Nos. 5,617,418 and 5,687,174. Vertical Networks filed a second amended complaint on November 20, 2002 to identify products and/or activities that allegedly infringe the seven patents-in-suit. Vertical Networks' Complaint seeks an injunction against future patent infringement, an award of damages, including treble damages for alleged willful infringement, and attorneys' fees and costs. On December 9, 2002, we filed an answer and counterclaims for declaratory relief, and on December 26, 2002, Vertical Networks filed its reply to

ALTIGEN COMMUNICATIONS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. COMMITMENTS AND CONTINGENCIES (Continued)

those counterclaims. On October 4, 2007, the parties entered into a stipulation dismissing the lawsuit in its entirety without prejudice.

5. CAPITAL STOCK

  Common Stock

        The Company is authorized to issue 50,000,000 shares of common stock. At September 30, 2008, we had reserved the following shares of common stock for future issuance:

1994 Stock Option Plan	925,809
1999 Employee Stock Purchase Plan	473,059
1999 Stock Option Plan	4,851,415

Total	6,250,283

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

ALTIGEN COMMUNICATIONS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. CAPITAL STOCK (Continued)

        The following table summarizes the Company's stock option plans under the Plans as of September 30, 2005 and changes during the three fiscal years ended September 30, 2008:

	Options Available for Grant	Options Outstanding	Weighted Average Exercise Price
Balance as of September 30, 2005	3,115,047	4,084,490	$3.75
Options authorized for grant	—	—
Options granted (weighted average of fair value of $1.76)	(58,000)	58,000	1.76
Options exercised	—	(265,895)	0.69
Options forfeited or expired	317,425	(317,425)	5.86

Balance as of September 30, 2006	3,374,472	3,559,170	$3.76
Options authorized for grant	—	—
Options granted (weighted average of fair value of $1.76)	(778,000)	778,000	1.76
Options exercised	—	(481,438)	1.48
Options forfeited or expired	154,527	(154,527)	4.21

Balance as of September 30, 2007	2,750,999	3,701,205	$3.62
Options authorized for grant	—	—
Options granted (weighted average of fair value of $1.30)	(1,180,320)	1,180,320	1.30
Options exercised	—	(140,950)	0.86
Options forfeited or expired	188,753	(188,753)	2.70

Balance as of September 30, 2008	1,759,432	4,551,822	$3.14

Exercisable at September 30, 2006		2,992,428	$3.91
Exercisable at September 30, 2007		3,080,129	$3.91
Exercisable at September 30, 2008		3,184,036	$3.88

        At September 30, 2008, the aggregate intrinsic value of the ending outstanding stock options was $208,000. The total ending vested and expected to vest stock options were 4.3 million shares, the weighted average exercise price was $3.26, the aggregate intrinsic value was $208,000, and the weighted average remaining contractual term was 5.08 years. The total ending exercisable stock options were 3.2 million shares, the aggregate intrinsic value was $208,000, the weighted average exercise price was $3.88, and the weighted average remaining contractual term was 3.8 years.

ALTIGEN COMMUNICATIONS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. CAPITAL STOCK (Continued)

        The following table summarizes information concerning outstanding and exercisable options at September 30, 2008:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding as of 9/30/08	Weighted Average Remaining Contractual Term (years)	Weighted Average Exercise Price	Number Exercisable as of 9/30/08	Weighted Average Exercise Price
$ 0.60 – $0.78	649,009	3.49	$0.69	649,009	$0.69
0.80 – 1.25	279,550	5.30	1.03	191,550	0.94
1.30 – 1.30	946,000	9.04	1.30	—	—
1.34 – 1.88	503,000	8.31	1.76	195044	1.78
1.93 – 2.89	382,946	2.59	2.22	378,593	2.22
2.98 – 2.98	568,313	5.98	2.98	548,086	2.98
3.82 – 3.82	503,500	5.13	3.82	503,500	3.82
3.95 – 11.38	636,736	1.27	9.43	635,486	9.44
11.69 – 11.69	72,768	0.67	11.69	72,768	11.69
12.69 – 12.69	10,000	1.35	12.69	10,000	12.69

	4,551,822	5.34	$3.14	3,184,036	$3.88

  1999 Employee Stock Purchase Plan

        Under the 1999 Employee Stock Purchase Plan (the "1999 Purchase Plan"), 670,890 shares of common stock are reserved for issuance at September 30, 2008 to eligible employees at a price of 85% of the lower of the fair market value of the common stock on the first day of the offering period or a specified exercise date (last trading day in April or October). The number of reserved shares will be increased on the first day of each fiscal year by the lesser of (i) 598,928 shares, (ii) 2% of the outstanding shares on that date or (iii) a lesser amount determined by the Board of Directors. Participants under the 1999 Purchase Plan generally may not purchase shares on any exercise date to the extent that, immediately after the grant, the participant would own stock totaling 5% or more of the total combined voting power of all stock of the Company, or greater than $25,000 worth of stock in any calendar year. In addition, no more than 5,989 shares may be purchased by any participant during any offering period. In the event of a sale or merger of us, the Board may accelerate the exercise date of the current purchase period to a date prior to the change of control, or the acquiring company may assume or replace the outstanding purchase rights under the 1999 Purchase Plan. In fiscal year 2008, 197,831 shares were purchased by and distributed to employees at a price of $1.13 per share.

ALTIGEN COMMUNICATIONS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. DEFERRED STOCK COMPENSATION

        The following table shows total stock-based compensation expense classified by Consolidated Statement of Operations reporting caption for the year ended September 30, 2008, 2007 and 2006:

	Fiscal Year Ended September 30,
	2008	2007	2006
	(In thousands)
Cost of goods sold	$18	$20	$36
Research and development	197	179	279
Selling, general and administrative	695	403	486

Total	$910	$602	$801

7. INCOME TAXES

        Worldwide income (loss) from continuing operations before provision for income taxes consists of the following:

	Fiscal Year Ended September 30,
	2008	2007	2006
	(In thousands)
United States	$(3,726)	$(731)	$114
Foreign	(211)	(194)	(107)

Income (loss) from continuing operations	$(3,937)	$(925)	$7

        The provision for income taxes consisted of the following and is attributable to federal and state minimum taxes:

	Fiscal Year Ended September 30,
	2008	2007	2006
	(In thousands)
Federal	$—	$9	$14
State	—	2	5
Foreign	—	—	—

Income tax provision	$—	$11	$19

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

ALTIGEN COMMUNICATIONS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. INCOME TAXES (Continued)

believed more likely than not to be realized. The following is a summary of the significant components of the deferred tax asset (in thousands):

	September 30,
	2008	2007
Net operating loss carryforwards	$16,668	$15,313
Reserve and other cumulative temporary differences	1,399	1,696
Research and development credit carryforward	698	1,085
Net capitalized research and development expenses	184	282

	18,949	18,376
Valuation allowance	(18,949)	(18,376)

Net deferred tax asset	$—	$—

        As of September 30, 2008, we had net operating loss carryforwards for federal income tax purposes of approximately $43.9 million that expire at various dates through 2028, and federal research and development tax credits of approximately $409,000 that expire at various dates through 2027. We also had net operating loss carryforwards for state income tax purposes of approximately $19.3 million that expire at various dates through 2018, and state research and development tax credits of approximately $387,000 which do not have an expiration date and may be carried forward indefinitely. As of September 30, 2008, we had net operating loss carryforwards for foreign income tax purposes of approximately $963,000 that expire at various dates through 2013. Utilization of the Company's net operating loss and tax credit carryforwards may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss carryforwards before utilization.

        The Company's subsidiary in China is entitled to a five-year tax holiday, pursuant to which it is exempted from paying the enterprise income tax for calendar 2008 and calendar 2009. After the two-year exemption period, the Company's subsidiary in China will be entitled to approximately a 50% exemption for calendar years 2010 through 2012.

        A valuation allowance has been recorded for the entire deferred tax asset as a result of uncertainties regarding realization of the asset, including limited operating history of the Company, lack of profitability to date and uncertainty over future operating profitability and taxable income. During fiscal year 2008, valuation allowance increased $573,000 and in fiscal years 2007 and 2006 valuation allowance decreased $115,000 and $1.2 million, respectively. As of September 30, 2008 and 2007 we had no significant deferred tax liabilities.

ALTIGEN COMMUNICATIONS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. INCOME TAXES (Continued)

        Reconciliation between the Company's effective tax rate and the U.S. statutory rate is as follows:

	Fiscal Year Ended September 30,
	2008	2007	2006
Tax at federal statutory rate	35.0%	35.0%	35.0%
Change in valuation allowance	(14.6)	(10.4)	(4,098.5)
State taxes	4.5	2.4	543.7
Meals & entertainment	(0.6)	(1.8)	179.5
Unbenefitted foreign loss	(1.9)	(7.3)	535.0
Stock-based compensation	(6.6)	(18.5)	3,067.8
FIN 48 liability	(5.9)
Other	(9.9)	—	8.3

Provision for income taxes	—	(0.6)%	270.8%

        We adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an Interpretation of Statement of Financial Accounting Standards Statement No. 109" ("FIN 48") during the first quarter of fiscal year 2008. FIN 48 establishes a single model to address accounting for uncertain tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. We have reviewed our income tax positions and identified approximately $274,000 of total gross unrecognized tax benefits of which none, if recognized, would impact the effective tax rate as the Company has a valuation allowance on its carryforward attributes. The Company does not expect its unrecognized tax benefits to change materially over the next 12 months.

        A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows (in thousands):

Total Gross Unrecognized Tax Benefits
Balance at October 1, 2007	$274
Additions based on tax positions related to the current year	—
Additions based on tax positions of prior years	—
Settlements of tax positions	—

Balance at September 30, 2008	$274

        Interest and penalties related to unrecognized tax benefits within the provision for taxes on the consolidated condensed statements of operations did not change as a result of implementing the provisions of FIN 48. Management determined that no accrual for interest and penalties was required as of September 30, 2008.

        We file a consolidated U.S. income tax return and tax returns in various state and local jurisdictions, and foreign jurisdictions. In the normal course of business, we are subject to examination

ALTIGEN COMMUNICATIONS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. INCOME TAXES (Continued)

by taxing authorities throughout the world, including such jurisdictions as United States and China. With some exceptions, the Company is no longer subject to U.S. federal, state or foreign income tax examinations for fiscal years before 2005. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses or tax credits were generated and carried forward, and make adjustments up to the amount of the net operating loss or credit carryforward amount.

        In the ordinary course of the Company's business there are transactions where the ultimate tax determination is uncertain. The Company believes that is has adequately provided for income tax issues not yet resolved with federal, state, local and foreign tax authorities. In the event that actual results differ from these estimates or we adjust these estimates in future periods, an additional charge to expense would result.

8. EQUITY INVESTMENT IN COMMON STOCK OF PRIVATE COMPANY

        In July 2004, we purchased common stock of a private Korean telecommunications company for approximately $79,000. As a result of this investment, we acquired approximately 23% of the voting power of the company. This gives us the right to nominate and elect one of the three members of the company's current board of directors. We are accounting for this investment using the equity method. For the fiscal years ended September 30, 2008 and September 30, 2007, product sales revenue from this company was approximately $49,000 and $33,000, respectively. Our accounts receivable from this company increased to $18,000 in fiscal year 2008 from $16,000 in fiscal year 2007. We recorded total equity in net income of approximately $5,000 in fiscal year 2008 and net loss of $4,000 in fiscal year 2007.

9. RELATED PARTY TRANSACTION

        As of September 30, 2008, we held an investment of common stock of a private Taiwanese telecommunication company valued at approximately $195,000 accounted for using the cost method. Our interest in the company is approximately 2%, which interest does not allow us to exercise significant influence. As of September 30, 2008 and 2007, product sales revenue from this company was approximately $72,000 and $28,000, respectively. Our accounts receivable from this company increased to $150,000 in fiscal year 2008 from $12,000 in fiscal year 2007.

        In July 2004, we purchased common stock of a private Korean telecommunications company for $79,000. As a result of this investment, we acquired approximately 23% of the voting power of the company. This gives us the right to nominate and elect one of the three members of the Company's current board of directors. We are accounting for this investment using the equity method and record our minority interest of their results in our results of operations. As of September 30, 2008, our investment in the Korean company had a remaining book value of approximately $16,000 compared to $14,000 at fiscal year 2007.

10. SUBSEQUENT EVENTS

  Stock Repurchase Program

        On November 11, 2008, our Board of Directors authorized a one-year extension of the Company's repurchase program of up to $2.0 million of our common stock in the open market. The repurchases

ALTIGEN COMMUNICATIONS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. SUBSEQUENT EVENTS (Continued)

will be made from time to time through November 14, 2009 at the Company's discretion depending on factors such as our stock price, general business and market conditions, and other investment opportunities. The repurchase will be made in the open market and will be funded from available working capital.

11. SELECTED QUARTERLY FINANCIAL DATA

        Following is a summary of our quarterly operating results and share data for the years ended September 30, 2008 and September 30, 2007.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Amounts in thousands, except per share data) (Un-audited)
Consolidated Statements of Operations Data:
Fiscal year ending September 30, 2008:
Net revenue	$4,260	$4,712	$4,812	$5,113
Gross profit	2,406	2,619	2,827	2,986
Net loss	(971)	(1,127)	(1,029)	(810)
Basic and diluted net loss per share	(0.06)	(0.07)	(0.07)	(0.05)
Fiscal year ending September 30, 2007:
Net revenue	$4,372	$4,145	$4,181	$5,190
Gross profit	2,361	2,241	2,233	2,930
Net loss	(94)	(172)	(526)	(144)
Basic and diluted net loss per share	(0.01)	(0.01)	(0.03)	(0.01)

ALTIGEN COMMUNICATIONS, INC. AND SUBSIDIARY

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Classification	Balance at Beginning of Fiscal Year	Charged to Costs and Expenses	Deductions	Balance at End of Fiscal Year
Allowance for doubtful accounts:
Fiscal year ending September 30, 2008	$33	$—	$(14)	$19
Fiscal year ending September 30, 2007	$38	$15	$(20)	$33
Fiscal year ending September 30, 2006	$40	$1	$(3)	$38
Inventory reserve:
Fiscal year ending September 30, 2008	$2,375	$—	$(1,525)	$850
Fiscal year ending September 30, 2007	$2,279	$96	$—	$2,375
Fiscal year ending September 30, 2006	$2,458	$122	$(301)	$2,279

 SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 29, 2008	ALTIGEN COMMUNICATIONS, INC.
	By:	/s/ GILBERT HU Gilbert Hu Chief Executive Officer

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

Signature	Title	Date

/s/ GILBERT HU Gilbert Hu	Chief Executive Officer (principal executive officer) and Director	December 29, 2008
/s/ JEREMIAH J. FLEMING Jeremiah J. Fleming	President, Chief Operating Officer (principal operating officer) and Director	December 29, 2008
/s/ PHILIP M. MCDERMOTT Philip McDermott	Chief Financial Officer (principal financial and accounting officer)	December 29, 2008
/s/ ERIC D. WANGER Eric D. Wanger	Director	December 29, 2008
/s/ TACHENG CHESTER WANG Tacheng Chester Wang	Director	December 29, 2008
/s/ MIKE MON YEN TSAI Mike Mon Yen Tsai	Director	December 29, 2008

 AltiGen Communications, Inc.

Exhibit Index

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation.
3.2(5)	Second Amended and Restated Bylaws.
4.2(1)	Specimen common stock certificates.
4.3(1)	Third Amended and Restated Rights Agreement dated May 7, 1999 by and among AltiGen Communications, Inc. and the Investors and Founder named therein.
10.1(1)	Form of Indemnification Agreement.
10.2(1)	1994 Stock Option Plan, as amended, and form of stock option agreement.
10.4(4)	1999 Stock Plan, as amended, and form of stock option agreement.
10.5(3)	1999 Employee Stock Purchase Plan, as amended, and forms of subscription agreement and notice of withdrawal.
10.6(6)	1999 Employee Stock Purchase Plan, as amended, (As Amended November 13, 2007).
10.8(4)	Lease agreement: 4555 Cushing Parkway, Fremont, California between VEF III Funding, LLC. And AltiGen Communications, Inc. dated October 1, 2003.
10.19(1)	Employment Agreement by and between the Registrant and Philip McDermott, dated June 8, 1999.
10.20(7)	Employment Agreement by and between the Registrant and Jeremiah J. Fleming, dated December 18, 2007.
10.26(2)++	OEM Agreement between AltiSys Communications and AltiGen Communications, Inc., dated January 18, 1999.
10.27(4)++	Distribution Agreement between Synnex Information Technologies, Inc. and AltiGen Communications, Inc. dated December 22, 1999.
10.28(4)++	Distribution Agreement between Graybar Electric Company, Inc. and AltiGen Communications, Inc. dated June 12, 2003.
10.29(8)++	Distribution Agreement between Jenne Distributor, Inc., and AltiGen Communications, Inc. dated September 30, 2007.
21.1(1)	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney (included on signature page).
31.1	Certification of Principal Executive Officer.
31.2	Certification of Principal Financial Officer.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)
Incorporated by reference to exhibit filed with the Registrant's Registration Statement on Form S-1 (No. 333-80037) declared effective on October 4, 1999.

(2)
Incorporated by reference to exhibit filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2001.

(3)
Incorporated by reference to exhibit filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2002.

(4)
Incorporated by reference to exhibit filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2003.

(5)
Incorporated by reference to exhibit filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

(6)
Incorporated by reference to exhibit filed with the Registrant's Registration Statement on Form S-8 (No. 333-148404).

(7)
Incorporated by reference to exhibit filed with the Registrant's Registration Statement on Form 8-K (No. 000-27427).

(8)
Incorporated by reference to exhibit filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2007 (No. 000-27427).

++
Confidential treatment was granted for certain portions of this exhibit.

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
ALTIGEN COMMUNICATIONS, INC. Form 10-K for the Year Ended September 30, 2008 TABLE OF CONTENTS
Note About Forward-Looking Statements
PART I
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
  Item 9B. Other Information
PART III
  Item 10. Directors, Executive Officers and Corporate Governance
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13. Certain Relationships and Related Transactions and Director Independence
  Item 14. Principal Accountant Fees and Services
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
ALTIGEN COMMUNICATIONS, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ALTIGEN COMMUNICATIONS, INC. AND SUBSIDIARY SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS (In thousands)
SIGNATURES
POWER OF ATTORNEY
AltiGen Communications, Inc. Exhibit Index