Form 10-Q
period 2008-12-31
ALTIGEN COMMUNICATIONS INC
filed 2009-02-12
CIK 1003607

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2008
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES ☒ NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):  Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☐  (Do not check if a smaller reporting company)   Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes      No  ☒

The number of shares of our common stock outstanding as of February 10, 2009 was: 15,875,080 shares.

ALTIGEN COMMUNICATIONS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2008
TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

ALTIGEN COMMUNICATIONS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
 (In thousands, except per share data)

	December 31,	September 30,
	2008	2008
ASSETS
Current assets:
Cash and cash equivalents	$4,644	$9,467
Short-term investments	4,998	400
Accounts receivable, net of allowances of $35 and $19 at December 31, 2008 and September 30, 2008, respectively.	1,993	2,423
Inventories, net	1,851	1,594
Prepaid expenses and other current assets	254	176
Total current assets	13,740	14,060

Property and equipment:
Furniture and equipment	2,077	2,009
Computer software	948	948
	3,025	2,957
Less: Accumulated depreciation	(2,584)	(2,534)
Net property and equipment	441	423

Other non-current assets:
Long-term investments	208	211
Long-term deposit	82	82

Total other non-current assets	290	293

Total assets	$14,471	$14,776

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,470	$1,234
Accrued liabilities:
Payroll and related benefits	531	550
Warranty	128	137
Marketing	115	136
Accrued expense	350	200
Other current liabilities	472	628
Deferred revenue short-term	2,624	2,489
Total current liabilities	5,690	5,374
Other long-term liabilities………	406	105
Stockholders' equity:
Convertible preferred stock, $0.001 par value; Authorized—5,000,000 shares; Outstanding—none at December 31, 2008 and September 30, 2008	—	—
Common stock, $0.001 par value; Authorized—50,000,000 shares; Outstanding—15,875,080 shares at December 31, 2008 and 15,777,303 shares at September 30, 2008	17	17
Treasury stock at cost — 1,305,430 shares at December 31, 2008 and 1,295,030 shares at September 30, 2008	(1,389)	(1,381)
Additional paid-in capital	67,038	66,689
Accumulated other comprehensive income	221	3
Accumulated deficit	(57,512)	(56,031)
Total stockholders' equity	8,375	9,297

Total liabilities and stockholders' equity	$14,471	$14,776

See Notes to Consolidated Financial Statements.

ALTIGEN COMMUNICATIONS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
 (In thousands, except per share data)

	Three Months Ended December 31,
	2008	2007

Net revenue:
Hardware	$4,195	$3,628
Software	665	632
Total net revenue	4,860	4,260
Cost of revenue:
Hardware	1,894	1,791
Software	4	63
Total cost of revenue	1,898	1,854
Gross profit	2,962	2,406

Operating expenses:
Research and development	1,225	915
Sales and marketing	2,084	1,763
General and administrative	971	814
Total operating expenses	4,280	3,492
Loss from operations	(1,318)	(1,086)
Equity in net income (loss) of investee	(3)	3
Interest and other income, net	37	112
Net loss before taxes	(1,284)	(971)
Income tax provision	16	—
Net loss	$(1,268)	$(971)
Basic and diluted net loss per share	$(0.08)	$(0.06)
Weighted average shares used in computing basic net loss per share	15,838	15,728
Weighted average shares used in computing diluted net loss per share	15,838	15,728

See Notes to Consolidated Financial Statements.

ALTIGEN COMMUNICATIONS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
 (In thousands)

	Three Months Ended December 31,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,268)	$(971)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	50	61
Stock-based compensation	286	229
Equity in net income (loss) of investee	3	(3)
Changes in operating assets and liabilities:
Accounts receivable	430	434
Inventories, net	(257)	(417)
Prepaid expenses and other current assets	(78)	(71)
Accounts payable	236	223
Accrued liabilities	(55)	121
Deferred revenue short-term	135	705
Other long-term liabilities	301	(23)
Net cash provided by (used in) operating activities	(217)	288

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(5,460)	(10,187)
Proceeds from sale of short-term investments	867	9,824
Changes in long-term deposits	—	5
Purchases of property and equipment	(68)	(76)
Net cash used in investing activities	(4,661)	(434)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuances of common stock, net of issuance costs	63	146
Repurchase of treasury stock	(8)	(174)
Net cash provided by (used in) financing activities	55	(28)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(4,823)	(174)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	9,467	6,111
CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,644	$5,937

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

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). These unaudited condensed consolidated financial statements reflect the operations of the Company and its wholly-owned subsidiary located in Shanghai, China. All significant intercompany transactions and balances have been eliminated. In our opinion, these unaudited condensed consolidated financial statements include all adjustments necessary (which are of a normal and recurring nature) for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented.

These financial statements should be read in conjunction with our audited consolidated financial statements for the fiscal year ended September 30, 2008, included in the Company’s 2008 Annual Report on Form 10-K filed with the SEC on December 29, 2008. The Company’s results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

We consider all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents. Cash and cash equivalents are invested in various investment grade institutional money market accounts, U.S. Agency securities and commercial paper. Short-term investments are in highly liquid financial instruments with original maturities greater than three months but less than one year and are classified as “available-for-sale” investments. Investments are reported at their fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity. The Company's investment policy requires investments to be rated single-A or better.

INVENTORIES

Inventories (which include costs associated with components assembled by third-party assembly manufacturers, as well as internal labor and allocable overhead) are stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or market value. Provisions, when required, are made to reduce excess and obsolete inventories to their estimated net realizable values. We regularly monitor inventory quantities on hand and record a provision for excess and obsolete inventories based primarily on our estimated forecast of product demand and production requirements for the next six months. We record a write-down for product and component inventories that have become obsolete or are in excess of anticipated demand or net realizable value. Raw material inventory is considered obsolete and is fully reserved if it has not moved in 365 days. For the three months ended December 31, 2008, we disposed of fully-reserved inventory with a carrying value of zero and an original cost at $176,000. We attribute this overall reduction in obsolete inventory to physically disposing of a portion of the reserved inventory. The disposal of such inventory had no material impact on our revenue, gross margins and net loss. For the three months ended December 31, 2008, we recognized a provision of $28,000 for excess and obsolete inventories. The components of inventories include (in thousands):

	December 31,	September 30,
	2008	2008
Raw materials	$491	$479
Work-in-progress	234	197
Finished goods	1,126	918
Total	$1,851	$1,594

REVENUE RECOGNITION

The Company recognizes revenue software in accordance with Statement of Position (“SOP”) 97-2, Software Revenue Recognition (“SOP 97-2”). Revenue consists of sales to end-users, resellers, and distributors. Revenue from sales to end-users and resellers is recognized upon shipment, when risk of loss has passed to the customer, collection of the receivable is reasonably assured, persuasive evidence of an arrangement exits, and the price is fixed and determinable. Sales to distributors are made under terms allowing certain rights of return and protection against subsequent price declines on the Company's products held by its distributors. Upon termination of such distribution agreements, any unsold products may be returned by the distributor for a full refund. These agreements may be canceled by either party for convenience following a specified notice period. As a result of these provisions, the Company defers recognition of distributor revenue until such distributors resell our products to their customers. The amounts deferred as a result of this policy are reflected as “deferred revenue” in the accompanying consolidated balance sheets. The related cost of revenue is also deferred and reported in the consolidated balance sheets as inventory.

SOFTWARE ASSURANCE

Effective September 4, 2007, we introduced our Software Assurance Program which provides our customers with the latest updates, new releases, and technical support for the applications they are licensed to use (“Software Assurance”). The program is an annual subscription and can range from one to three years. Sales from the software assurance program are recorded as deferred revenue and recognized as revenue over the terms of the subscriptions.

Software components are generally not sold separately from our hardware components. Software revenue consists of license revenue that is recognized upon delivery of the application products or features. We provide Software Assurance consisting primarily of the latest software updates, patches, new releases and technical support. In accordance with SOP 97-2, revenue earned on software arrangements involving multiple elements is allocated to each element based upon the relative fair value of the elements. The revenue allocated on this element is recognized with the initial licensing fee on delivery of the software. This Software Assurance revenue is in addition to the initial license fee and is recognized over a period of one to three years. The estimated cost of providing Software Assurance during the arrangement is insignificant and the upgrades and enhancements offered at no cost during Software Assurance arrangements have historically been, and are expected to continue to be, minimal and infrequent. All estimated costs of providing the services, including upgrades and enhancements, are spread over the life of the Software Assurance term.

STOCK–BASED COMPENSATION

The Company accounts for stock based compensation under the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 123(R), Share Based Compensation (“SFAS No. 123(R)”), which requires all share-based compensation, including grants of stock options, to be recognized in the income statement as an operating expense, based on their fair market values. The Company adopted SFAS No. 123(R) using the modified prospective method. Under this transition method, stock based compensation cost recognized subsequent to October 1, 2005 included: (i) compensation cost for all share-based awards granted prior to but not yet vested as of September 30, 2005, based on the grant-date fair value estimated in accordance with SFAS No. 123(R) and (ii) compensation cost for all share-based awards granted subsequent to September 30, 2005, based on the grant-date fair value estimated in accordance with SFAS No. 123(R). In accordance with the modified prospective method, the Company has not restated its results of operations and financial position for prior periods.

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model and is not subject to revaluation as a result of subsequent stock price fluctuations. The Company estimated the fair value of stock option awards in accordance with the provisions of SFAS 123(R) by using the Black-Scholes option valuation model with the following assumptions:

	Three Months Ended December 31,	Three Months Ended December 31,
	2008	2007
Employee Stock Option Plan:
Expected Life (in years)	5	5
Risk-free interest rate	2.3%	3.6%
Volatility	141%	88%
Expected dividend	0.0%	0.0%

Employee Stock Purchase Plan:
Expected Life (in years)	0.5	0.5
Risk-free interest rate	1.2%	4.2%
Volatility	140%	89%
Expected dividend	0.0%	0.0%

The following table presents stock-based compensation expense included in the accompanying consolidated statement of operations (in thousands):

	Three Months Ended December 31,
	2008	2007
Cost of goods sold	$5	$3
Research and development	65	36
Selling, general and administrative	216	190
Total	$286	$229

The following table summarizes the Company’s stock option plan as of October 1, 2008 and changes during the three months ended December 31, 2008:

	Number of Shares	Weighted- average Exercise Price	Weighted- Average Remaining Contractual Life (in years)
Outstanding at October 1, 2008	4,551,822	$3.14
Granted	47,500	0.68
Exercised	—	—
Forfeitures and cancellations	(55,847)	3.36
Outstanding at December 31, 2008	4,543,475	$3.11	5.14
Vested and expected to vest at December 31, 2008	4,161,748	$3.27	4.81
Exercisable at December 31, 2008	3,465,605	$3.65	4.00

At December 31, 2008, the aggregate intrinsic value of outstanding stock options was $135,000. The total vested and expected to vest stock options represented 4.2 million shares, the weighted average exercise price was $3.27, the aggregate intrinsic value was $132,000, and the weighted average remaining contractual term was 4.8 years. The total exercisable stock options represented approximately 3.5 million shares, the aggregate intrinsic value was $126,000, the weighted average exercise price was $3.65, and the weighted average remaining contractual term was 4.0 years.

At December 31, 2008, expected future compensation expense relating to options outstanding on December 31, 2008 is $ 359,000 over a weighted-average period of 4 years.

Under the 1999 Employee Stock Purchase Plan (the “1999 Purchase Plan”), we had reserved, as of December 31, 2008, 473,058 shares of common stock for issuance to eligible employees at a price equal to 85% of the lower of the fair market value of the common stock on the first day of the offering period or a specified exercise date (last trading day in April or October each year). During the three months ended December 31, 2008, 108,177 shares were purchased by and distributed to employees at a price of $0.59 per share.

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

The following table sets forth the computation of basic and diluted loss per share (in thousands, except net loss and per share amounts):

	Three Months Ended December 31,
	2008	2007
Net loss	$(1,268)	$(971)
Weighted average shares outstanding – basic loss per share	15,838	15,728
Weighted average shares outstanding – diluted loss per share	15,838	15,728
Basic loss per share	$(0.08)	$(0.06)
Diluted loss per share	$(0.08)	$(0.06)

Options to purchase 4.5 million shares of common stock were outstanding as of December 31, 2008 and were excluded from the computation of diluted net earnings per share for these periods because their effect would have been antidilutive.

Comprehensive Loss

Comprehensive income consists of two components--net income and other comprehensive income. Other comprehensive income refers to revenue, expenses, gains, and losses that under U.S. generally accepted accounting principles are recorded as an element of stockholders' equity but are excluded from net income. The Company's other comprehensive income consists of unrealized gains and losses on marketable securities categorized as available-for-sale and foreign exchange gains and losses.

FAIR VALUE MEASUREMENTS

Effective October 1, 2008, we adopted SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). The Company did not record an adjustment to retained earnings as a result of the adoption of SFAS 157, and the adoption did not have a material effect on the Company’s results of operations. SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS No. 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS No. 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

Level 1 - Financial instruments for which quoted market prices for identical instruments are available in active markets.

Level 2 - Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The adoption of this statement with respect to our financial assets and liabilities, did not impact our consolidated results of operations and financial condition, but required additional disclosure for assets and liabilities measured at fair value.  In accordance with SFAS No. 157, the following table represents our fair value hierarchy for our financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of December 31, 2008.  Level 1 available-for-sale investments are primarily comprised of investments in U.S. Agency securities.  These securities are valued using market prices on active markets.  The Company had no material Level 2 or Level 3 measurements for the quarter ending December 31, 2008.

Assets measured at fair value as of December 31, 2008 are summarized as follows:

(In thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)

Cash equivalents (1)
Money market funds	$1,317
Cash equivalent securities (*)	500
1,817

Investments (2)
Agency discount notes	4,998

Cash equivalents and investments	$6,815

(1)	Included in cash and cash equivalents on our condensed consolidated balance sheet.
(2)	Included in short-term investments in marketable securities on our condensed consolidated balance sheet.
(*)	Cash equivalent securities are primarily agency discount notes with an initial maturity of three months or less.

SEGMENT REPORTING

The Company manages its business primarily on a geographic basis. Accordingly, the Company determined its operating segments, which are generally based on the nature and location of its customers, to be the Americas and International. The Company's two geographical segments, sell the same products to the same types of customers. The Company's reportable operating segments are comprised of the Americas and International operations. The Americas segment includes the United States, Canada, Mexico, Central America and the Caribbean. The International segment is comprised of China, the United Kingdom and Norway.

The following table sets forth percentages of net revenue by geographic region with respect to such revenue for the periods indicated:

	Three Months Ended December 31,
	2008	2007
Americas	86%	86%
International	14%	14%
Total	100%	100%

CUSTOMERS

Our customers are primarily end-users, resellers and distributors. We have distribution agreements with AltiSys, Synnex and Jenne in the Americas. Our agreements with AltiSys and Synnex have initial terms of one year and our agreement with Jenne has an initial term of two years. Each of these agreements are renewed automatically for additional one year terms, provided that each party shall have the right to terminate the agreement for convenience upon ninety (90) days' written notice prior to the end of the initial term or any subsequent term of the agreement. In addition, our agreements with AltiSys, Synnex and Jenne also provide for termination, with or without cause and without penalty, by either party upon 30 days' written notice to the other party or upon insolvency or bankruptcy. For a period of 60 days' following termination of the agreement, AltiSys, Synnex and Jenne may distribute any products in their possession at the time of termination or, at their option, return any products to us that are in their inventories. Upon termination of the distribution agreement, all outstanding invoices for the products will become due and payable within 30 days' of the termination.

The following table sets forth our net revenue by customers that individually accounted for more than 10% of our revenue for the periods indicated:

	Three Months Ended December 31,
	2008	2007
AltiSys	4%	17%
Synnex	31%	36%
Graybar (*)	—	13%
Jenne	21%	3%
Total	56%	69%

 (*)   In April 2008, we terminated our distribution agreement with Graybar. This termination of our relationship with Graybar did not have a material impact on our business.

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

Changes in the reserves for our warranty liability for the three and three months ended December 31, 2008 and 2007, respectively, are as follows (in thousands):

	Three Months Ended December 31,
	2008	2007
Beginning balance	$137	$148
Provision for warranty liability	33	40
Warranty cost including labor, components and scrap	(42)	(43)

Ending balance	$128	$145

3.  COMMITMENTS AND CONTINGENCIES

Commitments

We lease our facilities under various operating lease agreements expiring on various dates through December 2011. The Company leases approximately 32,000 square feet to serve as our headquarters for corporate administration, research and development, manufacturing, and sales and marketing facility in Fremont, California. Generally, these leases have multiple options to extend for a period of years upon termination of the original lease term. The lease for our headquarters expires on February 21, 2009, and then on a month to month basis and under the same conditions until terminated by either party. We are currently evaluating potential options for other office space to serve as our headquarters. Rent expense for all operating leases totaled approximately $175,000 and $168,000 for the three months ended December 31, 2008 and 2007, respectively. We also lease certain equipment under capital lease arrangements. The minimum future lease payments under all noncancellable capital and operating leases as of December 31, 2008 are shown in the following table (in thousands):

Fiscal Years Ending September 30,	Capital Leases	Operating Leases
Remainder of 2009	$33	$291
2010	33	357
2011	—	16

Total contractual lease obligation	$66	$664

Amount representing interest	$4
Present value of minimum lease payment	$62

Current portion	$30
Long-term portion	32
Total capital lease commitments	$62

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

4.  STOCK REPURCHASE PROGRAM

On October 23, 2007, our Board of Directors approved the repurchase of up to $2.0 million of our common stock in the open market through November 12, 2008. On November 11, 2008, our Board of Directors extended the repurchase program by another year to November 14, 2009. Pursuant to the 2007 authority, we repurchased 231,135 shares in fiscal 2008 at an aggregate cost of $367,000. Pursuant to the 2008 authority, we repurchased 10,400 shares in the three months ended December 31, 2008 at an aggregate cost of $8,000.

The Company intends to continue repurchasing shares under this program over time depending upon price and share availability. Repurchases may be made from time to time at our management’s discretion through November 14, 2009. When exercising such discretion, management will consider a variety of factors such as our stock price, general business and market conditions and other investment opportunities. The repurchase will be made in the open market and will be funded from available working capital.

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

The forward-looking statements contained herein reflect our judgment as of the date of this report with respect to future events, the outcome of which is subject to certain risks that may have a significant impact on our business, operating results or financial condition. You are cautioned that these forward-looking statements are inherently uncertain. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements, or the outcome of present and future litigation, regulatory developments or other contingencies. You should carefully review the cautionary statements contained in our Annual Report on Form 10-K for the year ended September 30, 2008, including those set forth in Item 1A. “Risk Factors” of that report.

OVERVIEW

We are a pioneer and market leader in Internet protocol telephony systems for small- to medium-sized businesses. We design, manufacture and market next generation, Internet protocol phone systems and contact centers that use both the Internet and the public telephone network to take advantage of the convergence of voice and data communications. Unlike traditional proprietary phone systems, our systems are designed with open architecture and are built on an industry standard platform.  This adherence to industry standards allows our products to play an important role in the small- to medium-sized business market by delivering phone systems that can interface with other technologies and provide integrated voice and data solutions.  We believe this enables our customers to implement communication systems solutions that have an increased return on investment versus past technology investments.  We generated net revenue of $4.9 million and $4.3 million for the three months ended December 31, 2008 and 2007, respectively. As of December 31, 2008, we had an accumulated deficit of $57.3 million. Net cash used in operating activities was $217,000 for the three months ended December 31, 2008.

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

Our cost of revenue consists of component and material costs, direct labor costs, provisions for excess and obsolete inventory, warranty costs and overhead related to the manufacturing of our products. Several factors that have affected and will continue to affect our revenue growth are the state of the economy, the market acceptance of our products, our ability to add new resellers and our ability to design, develop, and release new products. We engage third-party assemblers, which for the three months ended December 31, 2008 were All Quality Services in Fremont, California and ISIS Surface Mounting, Inc. in San Jose, California to insert the hardware components into the printed circuit board. We purchase fully-assembled chassis from Advantech Corporation, analog phones from Fanstel Corporation, Internet protocol phones from BCM Communications, Inc., single board computers for our MAX product from AAEON Electronics, Inc. and raw material components from Avnet Electronics. We selected our manufacturing partners with the goals of ensuring a reliable supply of high-quality finished products and lowering per unit product costs as a result of manufacturing economies of scale. We cannot assure you that we will maintain the volumes required to realize these economies of scale or when or if such cost reductions will occur. The failure to obtain such cost reductions could materially adversely affect our gross margins and operating results.

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

CRITICAL ACCOUNTING POLICIES

Revenue Recognition. Net sales consist primarily of revenue from direct sales to end-users, resellers and distributors. We recognize revenue pursuant to SEC Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, (“SAB No. 104”). Revenue from sales to end-users is recognized upon shipment, when risk of loss has passed to the customer, collection of the receivable is reasonably assured, persuasive evidence of an arrangement exists, and the sales price is fixed and determinable. We provide for estimated sales returns and allowances and warranty costs related to such sales at the time of shipment in accordance with SFAS No. 48, Revenue Recognition when Right of Return Exists (“SFAS No. 48”).  Net revenue consists of product revenue reduced by estimated sales returns and allowances. Sales to distributors are made under terms allowing certain rights of return and protection against subsequent price declines on our products held by the distributors. Upon termination of such distribution agreements, any unsold products may be returned by the distributor for a full refund. These agreements may be canceled without cause for convenience following a specified notice period. As a result of the above provisions, we defer recognition of distributor revenue until such distributors resell our products to their customers. The amounts deferred as a result of this policy are reflected as “deferred revenue” in the accompanying consolidated balance sheets. The related cost of revenue is also deferred and reported in the consolidated balance sheets as inventory. As of December 31, 2008, our total deferred revenue was $2.6 million compared to $1.3 million for the same period in fiscal 2008, an increase of $1.3 million over the same period in the prior year. The increase was primarily the result of continued growth of our new recurring revenue programs. These plans include both the Software Assurance Program, which provides our customers with new software releases and support for an annual fee, and the Premier Service Plan, which includes software assurance and extended hardware warranty.

Service Support Plans. In September 2007, we introduced our Software Assurance Program which provides our customers with the latest updates, new releases, and technical support for the applications they are licensed to use. In fiscal 2008, we initiated our Premier Service Plan, which includes software assurance and extended hardware warranty. These programs have an annual subscription and can range from one to three years. Sales from our service support programs are recorded as deferred revenue and recognized as revenue over the terms of their subscriptions. As of December 31, 2008, our deferred revenue was approximately $2.1 million compared to $363,000 for the same period in fiscal 2008. Our new service plan offering remains a significant growth opportunity as we continue to add new service customers.

Software components are generally not sold separately from our hardware components. Software revenue consists of license revenue that is recognized upon delivery of the application products or features. We provide Software Assurance consisting primarily of the latest software updates, patches, new releases and technical support. In accordance with SOP 97-2, revenue earned on software arrangements involving multiple elements is allocated to each element based upon the relative fair value of the elements. The revenue allocated on this element is recognized with the initial licensing fee on delivery of the software. This Software Assurance revenue is in addition to the initial license fee and is recognized over a period of one to three years. The estimated cost of providing Software Assurance during the arrangement is insignificant, and unspecified upgrades and enhancements offered at no cost during Software Assurance arrangements have historically been, and are expected to continue to be, minimal and infrequent. All estimated costs of providing the services, including upgrades and enhancements, are spread over the life of the Software Assurance term.

Cash and Cash Equivalent. We consider all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents. Cash and cash equivalents are invested in various investment grade institutional money market accounts, U.S. Agency securities and commercial paper. The Company's investment policy requires investments to be rated single-A or better.

Short-Term Investment. The Company’s policy is to invest in highly-rated securities with strong liquidity and requires investments to be rated single-A or better. Short-term investments are comprised of U.S. Agency securities and commercial paper. Short-term investments are highly liquid financial instruments with original maturities greater than three months but less than one year and are classified as “available-for-sale” investments. We classify our available-for-sale securities as current assets and report them at their fair value. Further, we recognize unrealized gains and losses related to these securities as an increase or reduction in stockholders’ equity.

Inventory.  Inventory is stated at the lower of cost (first-in, first-out method) or market. Our inventory balance was $1.9 million and $2.0 million as of December 31, 2008 and 2007, respectively. We perform a detailed review of inventory each fiscal quarter, with consideration given to future customer demand for our products, obsolescence from rapidly changing technology, product development plans, and other factors. If future demand or market conditions for our products are less favorable than those projected by management, or if our estimates prove to be inaccurate due to unforeseen technological changes, we may be required to record additional inventory provision which would negatively affect gross margins in the period when the write-downs were recorded. In prior periods, we had established a reserve to write off excess inventory that management believed would not be sold. For the three months ended December 31, 2008, we disposed of fully-reserved inventory with a carrying value of zero and an original cost at $176,000. We attribute this overall reduction in obsolete inventory to physically disposing of a portion of the reserved inventory. The disposal of such inventory had no material impact on our revenue, gross margins and net loss. For the three months ended December 31 2008, we recognized a provision of $28,000 for excess and obsolete inventories as compared to a reduction of $2,000 during the same period in the prior year. As of December 31, 2008 and 2007, our inventory allowance was $703,000 and $2.4 million, respectively.  The change in inventory allowance was primarily attributable to the disposal of fully-reserved inventory with a carrying value of zero and an original cost of $1.7 million.

Warranty Cost.  We accrue for warranty costs based on estimated product return rates and the expected material and labor costs to provide warranty services. If actual products return rates, repair cost or replacement costs differ significantly from our estimates, then our gross margin could be adversely affected. The reserve for product warranties was $128,000 as of December 31, 2008 compared to $137,000 as of September 30, 2008. This change was the result of a significant decline in the product return rate caused by changes in our management of the return programs. As a consequence of the Company’s standardized manufacturing processes and product testing procedures, returns of defective product are infrequent and the quantities have not been significant. Accordingly, historical warranty costs have not been material.

Results of Operations

The following table sets forth consolidated statements of operations data for the periods indicated as a percentage of net revenue:

	Three Months Ended December 31,
	2008		2007
Consolidated Statements of Operations Data:
Net revenue:
Hardware	86.3%		85.2%
Software	13.7		14.8
Total net revenue	100.0		100.0
Cost of revenue:
Hardware	39.0		42.0
Software	0.1		1.5
Total cost of revenue	39.1		43.5
Gross profit	60.9		56.5
Operating expenses:
Research and development	25.2		21.5
Sales and marketing	42.9		41.4
General and administrative	20.0		19.1
Total operating expenses	88.1		82.0
Loss from operations	(27.2)		(25.5)
Equity in net income (loss) of investee	(0.1)		0.1
Interest and other income, net	0.8		2.6
Net loss before income taxes	(26.5)		(22.8)
Provision for income taxes	0.3		—
Net loss	(26.2	) %	(22.8	) %

Net Revenue

Net sales consist primarily of revenue from direct sales to end-users and resellers and sales to distributors.

We are organized and operate as two operating segments, the Americas and International. The Americas is comprised of the United States, Canada, Mexico, Central America and the Caribbean. The International segment is comprised of China, the United Kingdom and Norway.

The following table sets forth percentages of net revenue by geographic region with respect to such revenue for the periods indicated:

	Three Months Ended December 31,
	2008	2007
Americas	86%	86%
International	14%	14%
Total	100%	100%

Net revenue by customers that individually accounted for more than 10% of our revenue for the three months ended December 31, 2008 and 2007, respectively, were as follows:

	Three Months Ended December 31,
	2008	2007
AltiSys	4%	17%
Synnex	31%	36%
Graybar (*)	—	13%
Jenne	21%	3%
Total	56%	69%

 (*)   In April 2008, we terminated our distribution agreement with Graybar. The termination of our relationship with Graybar did not have a material impact on our business.

The following table sets forth percentage of net revenue by product type with respect to such revenue for the periods indicated:

	Three Months Ended December 31,
	2008	2007
Hardware	74%	85%
Software	14%	15%
Service Support Plans (1)	12%	—
Total	100%	100%

(1)
In the quarter ended December 31, 2007, revenue generated from these service support plans accounted for less than 10% of our total revenue.  For the same period, our hardware revenue includes service support revenue generated primarily from our service support plans starting in September 2007.

Net revenue for the three months ended December 31, 2008 was $4.9 million as compared to $4.3 million for the three months ended December 31, 2007. Revenue generated in the Americas segment accounted for $4.2 million, or 86% of our total net revenue, as compared to $3.6 million, or 86% of our total net revenue, for the three months ended December 31, 2008 and 2007, respectively. Revenue generated in the International segment accounted for $687,000, or 14% of our total net revenue, as compared to $617,000, or 14% of our total net revenue, for the three months ended December 31, 2008 and 2007, respectively. In the Americas segment, during the three months ended December 31, 2008, we generated $607,000 in non-system related revenue, which is primarily revenue generated from our service support plans. Excluding non-system related revenue, net revenue decreased approximately 2.1%. The decrease in net revenue in the Americas segment was primarily attributable to a change in our product mix. The number of systems shipped was approximately 3.7% lower than the corresponding period in the pervious year. However, the average revenue per system was higher by approximately 1.6% because our smaller systems decreased approximately 13.1% while larger systems increased 30.3%.

Cost of Revenue

Our cost of product revenue consists primarily of component and material costs, direct labor costs, provisions for excess and obsolete inventory, warranty costs and overhead related to the manufacturing of our products. The majority of these costs vary with the unit volumes of product sold. Cost of revenue for the three months ended December 31, 2008 and 2007 remained unchanged at $1.9 million per quarter.

Research and Development

Research and development expenses consist primarily of costs related to personnel and overhead expenses, consultant expenses and other costs associated with the design, development, prototyping and testing of our products and enhancements of our converged telephone system software. For the first quarter of fiscal 2009, research and development expenses were $1.2 million or 25% of revenue, compared to $915,000 or 21% of revenue for the first quarter of fiscal 2008. The increase in absolute dollars was primarily attributable to an increase of $78,000 in personnel-related expense, an increase of $53,000 in project related expenses and an increase of $68,000 in consulting related services. Other factors included an increase in non-cash stock-based compensation expense of $29,000, an increase in travel related expense of $18,000, an increase of $29,000 in purchases of equipment and an increase of $32,000 in overall China’s research and development expenses.

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

Sales and Marketing

Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in marketing, sales and customer support functions, as well as trade shows, advertising, and promotional expenses. For the first quarter of fiscal 2009, sales and marketing expenses were $2.1 million or 42% of revenue, compared to $1.8 million or 41% of revenue for the first quarter of fiscal 2008. This increase in absolute dollars was primarily attributable to an increase of $203,000 in personnel-related and overhead expenses due to an increase in headcount, an increase of $62,000 in service related expenses, and an increase of $38,000 in non-cash stock-based compensation expenses.

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

General and Administrative

General and administrative expenses consist of salaries and related expenses for executive, finance and administrative personnel, facilities, allowance for doubtful accounts, legal and other general corporate expenses. For the first quarter of fiscal 2009, general and administrative expenses were $971,000 or 20% of revenue, compared to $814,000 or 19% of revenue for the first quarter of fiscal 2008. The increase in absolute dollars in general and administrative was driven by an increase in personnel-related expenses of approximately $86,000, an increase of $27,000 in service and bank related expenses and an increase of $37,000 in overall China’s general and administrative expenses.

We expect general and administrative expenses to remain relatively consistent in 2009 compared to 2008 as we continue to focus on controlling costs.

Equity Investment in Common Stock of Private Company

In July 2004, we purchased common stock of a private Korean telecommunications company for approximately $79,000. As a result of this investment, we acquired approximately 23% of the voting power of the company. This gives us the right to nominate and elect one of the three members of the company’s current board of directors. We are accounting for this investment using the equity method. For the three months ended December 31, 2008, total equity in net losses with respect to this company was approximately $3,000 compared to net income of $3,000 for the same period in fiscal 2008.

Interest Expense and Other Income, Net

Interest expense primarily consists of interest incurred on our capital lease commitments and other income primarily consists of interest earned on cash, cash equivalents and short-term investments. Net interest and other income decreased to $37,000 for the three months ended December 31, 2008 from $112,000 for the same period in fiscal 2008. The decrease in interest expense and other income, net was primarily due to a decline in overall interest rates earned on investments in marketable securities in the three months ended December 31, 2008 as compared to the same period in fiscal 2008. The weighted average interest rate earned by us on our cash, cash equivalents and short-term investments decreased to 2.06% in the three months ended December 31, 2008 as compared to the 4.43% rate earned during the same period in fiscal 2008. We expect net interest and other income to remain relatively flat with little change in cash available to invest.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through the sale of equity securities. As of December 31, 2008, we held cash, cash equivalents and short-term investments totaling $9.6 million.  Total cash, cash equivalents and short-term investments represents approximately 70% of total current assets for quarter ended December 31, 2008. As of December 31, 2008, $4.6 million of our total assets are classified as cash and cash equivalents compared with $9.4 million at September 30, 2008. Short-term investments were approximately $4.9 million and $400,000 at December 31, 2008 and September 30, 2008, respectively.

For the three months ended December 31, 2008, net cash used in investing activities was $4.6 million as compared $434,000 during the same period in fiscal 2008. This was directly related to proceeds from maturities of short-term investments of approximately $862,000 and purchases of short-term investments of approximately $5.4 million during the first three months of fiscal 2009 as compared to proceed from maturities of short-term investments of approximately $9.8 million and purchases of short-term investments of approximately $10.1 million during fiscal 2008.

Net cash provided by financing activities for the three months ended December 31, 2008 was approximately $55,000, as compared to net cash used in financing activities of $28,000 during the same period in fiscal 2008. This change was primarily attributable to the repurchase of our treasury stock of approximately $8,000 for the three months ended December 31, 2008 as compared to $174,000 in the first three months of fiscal 2008. During the first three months of fiscal 2009, proceeds from exercise of employee stock options represented approximately $63,000 as compared to $146,000 during the same period in the prior year.

On October 23, 2007, our Board of Directors approved the repurchase of up to $2.0 million of our common stock in the open market through November 12, 2008. On November 11, 2008, our Board of Directors extended the repurchase program by another year to November 14, 2009. Pursuant to the 2007 authority, we repurchased 231,135 shares in fiscal 2008 at an aggregate cost of $367,000. Pursuant to the 2008 authority, we repurchased 10,400 shares in the three months ended December 31, 2008 at an aggregate cost of $8,000. The Company intends to continue repurchasing shares under this program over time depending upon price and share availability. Repurchases may be made from time to time at our management’s discretion through November 14, 2009. When exercising such discretion, management will consider a variety of factors such as our stock price, general business and market conditions and other investment opportunities. The repurchase will be made in the open market and will be funded from available working capital.

We believe our existing balances of cash, cash equivalents and short-term investments, as well as cash expected to be generated from operating activities, will be sufficient to satisfy our working capital needs, capital expenditures and other liquidity requirements associated with our existing operations over the next 12 months.

The following table presents selected financial information for each of the fiscal periods indicated below (in thousands):

	December 31, 2008	September 30, 2008

Cash and cash equivalents	$4,644	$9,467
Short-term investments	4,998	400
Total cash, cash equivalents and short-term investments	$9,642	$9,867

	Three Months Ended December 31,
	2008	2007
Net cash provided by (used in) operating activities	$(217)	$288
Net cash used in investing activities	$(4,661)	$(434)
Net cash provided by (used in) financing activities	$55	$(28)
Net decrease in cash, cash equivalents, end of period	$(4,823)	$(174)

Changes in Cash Flows

During the three months ended December 31, 2008, our net cash used in operating activities was $217,000 compared to net cash provided by operating activities of $288,000 during the same period in fiscal 2008. This was primarily attributable to our net loss of $1.3 million, a decrease of $430,000 in accounts receivable, an increase of $257,000 in net inventories, an increase of $236,000 in accounts payable, an increase of $135,000 in deferred revenue short-term and an increase of $301,000 in deferred revenue long-term. The cash impact of the loss for the three months ended December 31, 2008 was partially offset by a non-cash expense of $286,000 in stock-based compensation expense. The decrease in accounts receivable was primarily due to lower shipments and good collections during the first three months of fiscal 2009. Accounts payable increased due to timing of payments to vendors. Inventories increased primarily due to a shift in sales volume and product mix. Long-term liabilities increased due to long-term deferred revenue received from our service support plans. The increase in deferred revenue was primarily due to an increase of $106,000 in deferred channel revenue. The deferred channel revenue increase was due to the volume of products shipped to distribution as apposed to what was sold.  We work closely with our distributors to monitor channel inventory levels and attempt to ensure that appropriate levels of products are available to resellers and end users.

Net accounts receivable decreased to $1.9 million at December 31, 2008 from $2.4 million at September 30, 2008. The decrease in accounts receivable was primarily due to lower shipments and good collections during the first three months of fiscal 2009. Our days sales outstanding (DSO) decreased to 37 days as of December 31, 2008 from 43 at September 30, 2008.

We ended the first quarter of fiscal 2009 with a cash conversion cycle of 55 days, as compared to 93 days for the first quarter of fiscal 2008. The cash conversion cycle is the duration between purchase of inventories and services and the collection of the cash from the sale of our products and services and is a metric on which we have focused as we continue to try to efficiently manage our assets. The cash conversion cycle results from the calculation of (a) the days of sales outstanding added to (b) the days of supply in inventories and reduced by (c) the days of payable outstanding.

Net inventories increased to $1.9 million at December 31, 2008 from $1.6 million at September 30, 2008 and our inventory turn rate decreased to 4.1 at December 31, 2008 from 5.3 at September 30, 2008. Our annualized inventory turn rate represents the number of times inventory is replenished during the year. The increase in net inventories was primarily due to a shift in sales volume and product mix. Inventory management will continue to be an area of focus as we balance the need to maintain strategic inventory levels to help ensure competitive lead times with the risk of inventory obsolescence due to rapidly changing technology and customer requirements.

Liquidity and Capital Resources

As of December 31, 2008, our principal sources of liquidity included cash, cash equivalents and short-term investments of approximately $9.6 million. The maturities of our short-term investments are staggered throughout the year to ensure we meet our cash requirements.

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

Additional financing, if required, may not be available on acceptable terms, or at all. We also may require additional capital to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. If we cannot raise additional funds in the future if needed, on acceptable terms, we may not be able to further develop or enhance our products, take advantage of opportunities, or respond to competitive pressures or unanticipated requirements, which could seriously harm our business. Even if additional financing is available, we may be required to obtain the consent of our stockholders, which we may or may not be able to obtain. In addition, the issuance of equity or equity-related securities will dilute the ownership interest of our stockholders and the issuance of debt securities could increase the risk or perceived risk of investing in our securities.

We did not have any material commitments for capital expenditures as of December 31, 2008. We had total outstanding commitments on noncancelable capital and operating leases of $730,000 as of December 31, 2008. Lease terms on our existing facility operating leases generally range from three to nine years. The lease for our headquarters expires on February 21, 2009, and then on a month to month basis and under the same conditions until terminated by either party. We are currently evaluating potential options for other office space to serve as our headquarters.

Contractual Obligations

The following table presents certain payments due by us under contractual obligations with minimum firm commitments as of December 31, 2008 (in thousands):

	Payment Due by Period
Contractual Obligations	Total	Payments Due in Less Than 1 Year	Payments Due in 1 – 3 Years	Payments Due in 3 – 5 Years	Payments Due in More Than 5 Years

Operating leases obligation	$664	$291	$373	$—	$—
Capital leases obligation	66	33	33	—	—
Total contractual lease obligation	$730	$324	$406	$—	$—

Effects of Recently Issued Accounting Pronouncements

Effective October 1, 2008, we adopted SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). The Company did not record an adjustment to retained earnings as a result of the adoption of SFAS 157, and the adoption did not have a material effect on the Company’s results of operations. SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS No. 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS No. 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

Level 1 - Financial instruments for which quoted market prices for identical instruments are available in active markets.

Level 2 - Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Assets measured at fair value as of December 31, 2008 are summarized as follows:

(In thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)

Cash equivalents (1)
Money market funds	$1,317
Cash equivalent securities (*)	500
1,817

Investments (2)
Agency discount notes	4,998

Cash equivalents and investments	$6,815

(1)	Included in cash and cash equivalents on our condensed consolidated balance sheet.
(2)	Included in short-term investments in marketable securities on our condensed consolidated balance sheet.
(*)	Cash equivalent securities are primarily agency discount notes with an initial maturity of three months or less.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Interest Rate Risk

At December 31, 2008, our investment portfolio consisted primarily of fixed income securities, excluding those classified as cash and cash equivalents of $1.3 million. These securities are subject to interest rate risk and will decline in value if market interest rates increase. Our interest income and expense is most sensitive to fluctuations in the general level of U.S. interest rates. As such, changes in U.S. interest rates affect the interest earned on our cash, cash equivalents and short-term investments, and the fair value of those investments. Due to the short duration and conservative nature of these instruments, we do not believe that we have a material exposure to interest rate risk. For example, if market interest rates were to increase immediately and uniformly by 10% from levels as of December 31, 2008, the decline in the fair value of the portfolio would not have a material effect on our results of operations over the next fiscal year.

Foreign Currency Exchange Risk

We transact a portion of our business in non-U.S. currencies, primarily the Chinese Yuan (Renminbi). In the short term, we do not foresee foreign exchange currency fluctuations to pose a material market risk to us. In future periods over the long term, we anticipate we will be exposed to fluctuations in foreign currency exchange rates on accounts receivable from sales in these foreign currencies and the net monetary assets and liabilities of the related foreign subsidiary located in Shanghai, China. A hypothetical 10% favorable or unfavorable change in foreign currency exchange rates would not have a material impact on our results of operations.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of our quarter ended December 31, 2008 pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e). The term “disclosure controls and procedures” is defined under the Exchange Act and means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of our quarter ended December 31, 2008, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the Company’s fiscal quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On October 23, 2007, our Board of Directors approved the repurchase of up to $2.0 million of our common stock in the open market through November 12, 2008. On November 11, 2008, our Board of Directors extended the repurchase program by another year to November 14, 2009. Pursuant to the 2007 authority, we repurchased 231,135 shares in fiscal 2008 at an aggregate cost of $367,000. Pursuant to the 2008 authority, we repurchased 10,400 shares in the three months ended December 31, 2008 at an aggregate cost of $8,000.

The Company intends to continue repurchasing shares under this program over time depending upon price and share availability. Repurchases may be made from time to time at our management’s discretion through November 14, 2009. When exercising such discretion, management will consider a variety of factors such as our stock price, general business and market conditions and other investment opportunities. The repurchase will be made in the open market and will be funded from available working capital.

Repurchases of our common stock under the latest Board of Directors’ authorization is represented in the following table:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased as Part of the Program
November 1, 2007 through November 30, 2007	16,413	$1.59	16,413	$1,973,965
December 1, 2007 through December 31, 2007	92,965	1.60	92,965	1,825,685
February 1, 2008 through February 29, 2008	80,218	1.66	80,218	1,692,660
March 1, 2008 through March 31, 2008	23,919	1.61	23,919	1,654,084
August 1, 2008 through August 31, 2008	7,211	1.21	7,211	1,645,374
September 1, 2008 through September 30, 2008	10,409	1.16	10,409	1,633,338
December 1, 2008 through December 31, 2008	10,400	0.77	10,400	1,625,311
Total	241,535	$1.55	241,535	$1,625,311

Item 6. Exhibits.

Please refer to the Exhibit Index of this Quarterly Report on Form 10-Q.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTIGEN COMMUNICATIONS, INC.

Date: February 12, 2009	By:	/s/ Philip M. McDermott
Philip M. McDermott
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

3.1 (1)	Amended and Restated Certificate of Incorporation.

3.2 (2)	Second Amended and Restated Bylaws.

31.1	Certification of Principal Executive Officer, filed herewith.

31.2	Certification of Principal Financial Officer, filed herewith.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
___________________________________________

(1)	Incorporated by reference to exhibit filed with the Registrant's Registration Statement on Form S-1 (No. 333-80037) declared effective on October 4, 1999.
(2)	Incorporated by reference to exhibit filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.