Form 10-Q
period 2009-03-31
ALTIGEN COMMUNICATIONS INC
filed 2009-05-15
CIK 1003607

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH  31, 2009
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      TO

Commission File Number  000-27427

ALTIGEN COMMUNICATIONS, INC.
(Exact name of Registrant as specified in its charter)

DELAWARE	94-3204299
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

4555 Cushing Parkway Fremont, CA	94538
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (510) 252-9712

Former name, former address and former fiscal year, if changed since last report: N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):  Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☐  (Do not check if a smaller reporting company)   Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒

The number of shares of our common stock outstanding as of May 12, 2009 was: 15,866,680 shares.

ALTIGEN COMMUNICATIONS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

PART I.  FINANCIAL INFORMATION

Item 1.Condensed Consolidated Financial Statements

ALTIGEN COMMUNICATIONS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
 (In thousands, except per share data)

	March 31,	September 30,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$5,955	$9,467
Short-term investments	2,500	400
Accounts receivable, net of allowances of $38 and $19 at March 31, 2009 and September 30, 2008, respectively.	1,098	2,423
Inventories, net	1,971	1,594
Prepaid expenses and other current assets	282	176
Total current assets	11,806	14,060
Property and equipment:
Furniture and equipment	2,149	2,009
Computer software	948	948
	3,097	2,957
Less: Accumulated depreciation	(2,645)	(2,534)
Net property and equipment	452	423
Other non-current assets:
Long-term investments	205	211
Long-term deposit	82	82

Total other non-current assets	287	293
Total assets	$12,545	$14,776
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,344	$1,234
Accrued liabilities:
Payroll and related benefits	411	550
Warranty	109	137
Marketing	120	136
Accrued expense	404	200
Other current liabilities	474	628
Deferred revenue short-term	2,864	2,489
Total current liabilities	5,726	5,374
Other long-term liabilities………	126	105
Stockholders' equity:
Convertible preferred stock, $0.001 par value; Authorized—5,000,000 shares; Outstanding—none at March 31, 2009 and September 30, 2008	—	—
Common stock, $0.001 par value; Authorized—50,000,000 shares; Outstanding—15,861,680 shares at March 31, 2009 and 15,777,303 shares at September 30, 2008	17	17
Treasury stock at cost — 1,318,830 shares at March 31, 2009 and 1,295,030 shares at September 30, 2008	(1,400)	(1,381)
Additional paid-in capital	67,162	66,689
Accumulated other comprehensive income	194	3
Accumulated deficit	(59,280)	(56,031)
Total stockholders' equity	6,693	9,297
Total liabilities and stockholders' equity	$12,545	$14,776

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALTIGEN COMMUNICATIONS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
 (In thousands, except per share data)
	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008

Net revenue:
Hardware	$3,103	$4,130	$7,298	$7,758
Software	474	582	1,139	1,214
Total net revenue	3,577	4,712	8,437	8,972
Cost of revenue:
Hardware	1,466	2,017	3,360	3,808
Software	4	76	8	139
Total cost of revenue	1,470	2,093	3,368	3,947
Gross profit	2,107	2,619	5,069	5,025
Operating expenses:
Research and development	1,243	1,035	2,468	1,950
Sales and marketing	1,840	1,841	3,924	3,604
General and administrative	811	946	1,782	1,760
Total operating expenses	3,894	3,822	8,174	7,314
Loss from operations	(1,787)	(1,203)	(3,105)	(2,289)
Equity in net loss of investee	(3)	(6)	(6)	(3)
Interest and other income, net	23	82	59	194
Net loss before income taxes	(1,767)	(1,127)	(3,052)	(2,098)
Income tax provision	—	—	16	—
Net loss	$(1,767)	$(1,127)	$(3,036)	$(2,098)
Basic and diluted net loss per share	$(0.11)	$(0.07)	$(0.19)	$(0.13)
Weighted average shares used in computing basic net loss per share	15,862	15,708	15,842	15,753
Weighted average shares used in computing diluted net loss per share	15,862	15,708	15,842	15,753

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALTIGEN COMMUNICATIONS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
 (In thousands)

	Six Months Ended March 31,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,036)	$(2,098)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	110	124
Stock-based compensation	410	480
Equity in net income (loss) of investee	6	3
Changes in operating assets and liabilities:
Accounts receivable	1,325	(71)
Inventories, net	(377)	(439)
Prepaid expenses and other current assets	(106)	(130)
Accounts payable	110	490
Accrued liabilities	(133)	132
Deferred revenue short-term	375	1,324
Other long-term liabilities	21	(36)
Net cash used in operating activities	(1,295)	(221)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(5,460)	(22,718)
Proceeds from sale of short-term investments	3,338	26,106
Changes in long-term deposits	—	87
Purchases of property and equipment	(139)	(101)
Net cash provided by (used in) investing activities	(2,261)	3,374
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuances of common stock, net of issuance costs	63	156
Repurchase of treasury stock	(19)	(346)
Net cash provided by (used in) financing activities	44	(190)
NET CHANGE IN CASH AND CASH EQUIVALENTS DURING PERIOD	(3,512)	2,963
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	9,467	6,111
CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,955	$9,074

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

INVENTORIES

Inventories (which include costs associated with components assembled by third-party assembly manufacturers, as well as internal labor and allocable overhead) are stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or market value. Provisions, when required, are made to reduce excess and obsolete inventories to their estimated net realizable values. We regularly monitor inventory quantities on hand and record a provision for excess and obsolete inventories based primarily on our estimated forecast of product demand and production requirements for the next six months. We record a write-down for product and component inventories that have become obsolete or are in excess of anticipated demand or net realizable value. Raw material inventory is considered obsolete and is fully reserved if it has not moved in 365 days. During the six months ended March 31, 2009, we disposed of fully-reserved inventory with a carrying value of zero and an original cost at $176,000. We attribute this overall reduction in obsolete inventory to physically disposing of a portion of the reserved inventory. The disposal of such inventory had no material impact on our revenue, gross margins and net loss. For the six months ended March 31, 2009, we recognized a provision of $67,000 for excess and obsolete inventories. The components of inventories include (in thousands):

	March 31,	September 30,
	2009	2008
Raw materials	$578	$479
Work-in-progress	62	197
Finished goods	1,331	918
Total	$1,971	$1,594

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model and is not subject to revaluation as a result of subsequent stock price fluctuations. The Company estimated the fair value of stock option awards in accordance with the provisions of SFAS 123(R) by using the Black-Scholes option valuation model with the following assumptions:

	Six Months Ended March 31,	Six Months Ended March 31,
	2009	2008
Employee Stock Option Plan:
Expected Life (in years)	7	7
Risk-free interest rate	1.6%	3.0%
Volatility	141%	88%
Expected dividend	0.0%	0.0%

Employee Stock Purchase Plan:
Expected Life (in years)	0.5	0.5
Risk-free interest rate	0.4%	1.5%
Volatility	139%	87%
Expected dividend	0.0%	0.0%

The following table shows total stock-based compensation expense included in the consolidated statements of operations for the three and six months ended March 31, 2009 and March 31, 2009 with respect to the plans mentioned above (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008
Cost of goods sold	$2	$6	$7	$9
Research and development	27	57	92	93
Selling, general and administrative	95	188	311	378
Total	$124	$251	$410	$480

The following table summarizes the Company’s stock option plan as of October 1, 2008 and changes during the six months ended March 31, 2009:

	Number of Shares	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding at October 1, 2008	4,551,822	$3.14
Granted	94,500	0.68
Exercised	—	—
Forfeitures and cancellations	(277,549)	2.82
Outstanding at March 31, 2009	4,368,773	$3.11	4.89
Vested and expected to vest at March 31, 2009	4,026,071	$3.26	4.58
Exercisable at March 31, 2009	3,430,090	$3.59	3.87

On March 10, 2009, our 1999 Stock Plan and our 1999 Employee Stock Purchase Plan (the “1999 Purchase Plan”) expired.  These plans will, however, continue to govern the securities previously granted under them.  We intend to adopt a new stock plan and employee stock purchase plan in the third quarter of fiscal 2009.

At March 31, 2009, the aggregate intrinsic value of outstanding stock options was $56,000. The total vested and expected to vest stock options represented 4.0 million shares, the weighted average exercise price was $3.26, the aggregate intrinsic value was $54,000, and the weighted average remaining contractual term was 4.5 years. The total exercisable stock options represented approximately 3.4 million shares, the aggregate intrinsic value was $50,000, the weighted average exercise price was $3.59, and the weighted average remaining contractual term was 3.87 years.

At March 31, 2009, expected future compensation expense relating to options outstanding at that date is $272,000, which will be amortized over a weighted-average period of 4 years.

Under the 1999 Purchase Plan, we had reserved, as of March 10, 2009, 364,882 shares of common stock for issuance to eligible employees at a price equal to 85% of the lower of the fair market value of the common stock on the first day of the offering period or a specified exercise date (last trading day in April or October each year). From October 1, 2008 until the expiration of the 1999 Purchase Plan place on March 10, 2009, 108,177 shares were purchased by and distributed to employees at a price of $0.59 per share.

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

Basic and diluted loss per share for each of the three and six month periods ended March 31, 2009 and 2008 were as follows (in thousands, except per share data):

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008
Net loss	$(1,767)	$(1,127)	$(3,036)	$(2,098)
Weighted average shares outstanding – basic loss per share	15,862	15,708	15,842	15,753
Weighted average shares outstanding – diluted loss per share	15,862	15,708	15,842	15,753
Basic loss per share	$(0.11)	$(0.07)	$(0.19)	$(0.13)
Diluted loss per share	$(0.11)	$(0.07)	$(0.19)	$(0.13)

Options to purchase 4.5 million shares of common stock were outstanding as of March 31, 2009 and 2008 and were excluded from the computation of diluted net earnings per share for these periods because their effect would have been antidilutive.

Comprehensive Loss

Comprehensive income consists of two components—net income and other comprehensive income. Other comprehensive income refers to revenue, expenses, gains, and losses that under U.S. generally accepted accounting principles are recorded as an element of stockholders' equity but are excluded from net income. The Company's other comprehensive income consists of unrealized gains and losses on marketable securities categorized as available-for-sale and foreign exchange gains and losses.

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

The adoption of this statement with respect to our financial assets and liabilities, did not impact our consolidated results of operations and financial condition, but requires additional disclosure for assets and liabilities measured at fair value.  In accordance with SFAS No. 157, the following table represents our fair value hierarchy for our financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of March 31, 2009.  Level 1 available-for-sale investments are primarily comprised of investments in U.S. Agency securities.  These securities are valued using market prices on active markets.  The Company had no material Level 2 or Level 3 measurements for the quarter ended March 31, 2009.

Assets measured at fair value as of March 31, 2009 are summarized as follows:

(In thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)

Cash equivalents (1)
Money market funds	$3,021
3,021

Investments (2)
Agency discount notes	2,500
Cash equivalents and investments	$5,521

(1)	Included in cash and cash equivalents on our condensed consolidated balance sheet.
(2)	Included in short-term investments in marketable securities on our condensed consolidated balance sheet.

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

The following table sets forth percentages of net revenue by geographic region with respect to such revenue for the periods indicated:

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008
Americas	86%	88%	86%	87%
International	14%	12%	14%	13%
Total	100%	100%	100%	100%

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

The following table sets forth our net revenue by customers that individually accounted for more than 10% of our revenue for the periods indicated:

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008
Synnex	28%	34%	30%	35%
Jenne	14%	11%	18%	7%
AltiSys	9%	15%	6%	16%
Graybar(*)	—	15%	—	14%
Total	51%	75%	54%	72%
________________________
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

Changes in the reserves for our warranty liability for the three and six months ended March 31, 2009 and 2008, respectively, are as follows (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008
Beginning balance	$128	$145	$137	$148
Provision for warranty liability	25	40	58	80
Warranty cost including labor, components and scrap	(44)	(40)	(86)	(83)
Ending balance	$109	$145	$109	$145

3.  COMMITMENTS AND CONTINGENCIES

Commitments

We lease our facilities under various operating lease agreements expiring on various dates through December 2011. The Company leases approximately 32,000 square feet to serve as our headquarters for corporate administration, research and development, manufacturing, and sales and marketing facility in Fremont, California. Generally, these leases have multiple options to extend for a period of years upon termination of the original lease term. The lease for our headquarters expired on February 21, 2009, although we continue to occupy the premises on a month-to-month basis in accordance with the terms of that lease. In April 2009, the Company entered into a lease for a new corporate headquarters in San Jose, California for a period of five years. In the third quarter of fiscal 2009, we expect to vacate our Fremont office and transition into our new facility.

Rent expense for all operating leases totaled approximately $185,000 and $360,000 for the three and six months ended March 31, 2009, respectively as compared to $170,000 and $338,000 for the three and six months ended March 31, 2008, respectively. We also lease certain equipment under capital lease arrangements. The minimum future lease payments under all noncancellable capital and operating leases as of March 31, 2009 are shown in the following table (in thousands):

Fiscal Years Ending September 30,	Capital Leases	Operating Leases
Remainder of 2009	$22	$179
2010	33	357
2011	—	16
Total contractual lease obligation	$55	$552

Amount representing interest	$3
Present value of minimum lease payment	$52

Current portion	$41
Long-term portion	11
Total capital lease commitments	$52

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

4.  STOCK REPURCHASE PROGRAM

On October 23, 2007, our Board of Directors approved the repurchase of up to $2.0 million of our common stock in the open market through November 12, 2008. On November 11, 2008, our Board of Directors extended the repurchase program by another year to November 14, 2009. Stock repurchases under this program may be made from time to time at our management’s discretion through November 14, 2009. When exercising such discretion, management will consider a variety of factors such as our stock price, general business and market conditions and other investment opportunities. The repurchase will be made in the open market and will be funded from available working capital. Pursuant to the 2007 authority, we repurchased 231,135 shares in fiscal 2008 at an aggregate cost of $367,000. Pursuant to the 2008 authority, we repurchased 23,800 shares in the six months ended March 31, 2009 at an aggregate cost of $19,000. In April 2009, we suspended further purchases of stock under this program. For additional information, refer to note 5 to the accompanying unaudited consolidated financial statements.

5.  SUBSEQUENT EVENTS

Lease Agreement

In April 2009, the Company entered into a lease for a new corporate headquarters for a period of five years with one consecutive option to extend for an additional five years. This facility is leased through June 2014 and will serve as our headquarters for corporate administration, research and development, manufacturing, and sales and marketing facility in San Jose, California. Under the terms of the lease agreement, we will pay rent of approximately $1.5 million for a period of five years. Concurrently with the execution of the lease, the Company reserved $100,000 as collateral for an irrevocable and negotiable standby letter of credit (the "Letter of Credit") as security for a facility lease. Under the terms of the agreement, the Letter of Credit will expire in July 2014.  We believe that the new facility will be suitable, adequate and sufficient to meet the needs of the Company through July 2014.

Stock Repurchase Program

In April 2009, we suspended further purchases of stock under the repurchase program. For additional information regarding stock repurchase program, refer to the Stock Repurchase Program discussion section of this Quarterly Report on Form 10-Q.

Salary Reduction

In April 2009, we implemented a mandatory salary reduction for all of our employees, including our executive officers. These salary reductions ranged between 5% and 15%, depending on several factors, including, but not limited to, participation in commission plans and the original base salary. The salaries of all of our executive officers were reduced by 15%.

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

OVERVIEW

We are a pioneer and market leader in Internet protocol telephony systems for small- to medium-sized businesses. We design, manufacture and market next generation, Internet protocol phone systems and contact centers that use both the Internet and the public telephone network to take advantage of the convergence of voice and data communications. Unlike traditional proprietary phone systems, our systems are designed with open architecture and are built on an industry standard platform.  This adherence to industry standards allows our products to play an important role in the small- to medium-sized business market by delivering phone systems that can interface with other technologies and provide integrated voice and data solutions.  We believe this enables our customers to implement communication systems solutions that have an increased return on investment versus past technology investments.  We generated net revenue of $3.6 million and $8.4 million for the three and six months ended March 31, 2009, respectively, compared to net revenue of $4.7 million and $9.0 million for the three and six months ended March 31, 2008, respectively. As of March 31, 2009, we had an accumulated deficit of $59.3 million. Net cash used in operating activities was $1.3 million for the six months ended March 31, 2009.

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

Our cost of revenue consists of component and material costs, direct labor costs, provisions for excess and obsolete inventory, warranty costs and overhead related to the manufacturing of our products. Several factors that have affected and will continue to affect our revenue growth are the state of the economy, the market acceptance of our products, our ability to add new resellers and our ability to design, develop, and release new products. We engage third-party assemblers, which for the six months ended March 31, 2009 were All Quality Services in Fremont, California and ISIS Surface Mounting, Inc. in San Jose, California to insert the hardware components into the printed circuit board. We purchase fully-assembled chassis from Advantech Corporation, analog phones from Fanstel Corporation, Internet protocol phones from BCM Communications, Inc., single board computers for our MAX product from AAEON Electronics, Inc. and raw material components from Avnet Electronics. We selected our manufacturing partners with the goals of ensuring a reliable supply of high-quality finished products and lowering per unit product costs as a result of manufacturing economies of scale. We cannot assure you that we will maintain the volumes required to realize these economies of scale or when or if such cost reductions will occur. The failure to obtain such cost reductions could materially adversely affect our gross margins and operating results.

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

CRITICAL ACCOUNTING POLICIES

Revenue Recognition. Net sales consist primarily of revenue from direct sales to end-users, resellers and distributors. We recognize revenue pursuant to SEC Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, (“SAB No. 104”). Revenue from sales to end-users is recognized upon shipment, when risk of loss has passed to the customer, collection of the receivable is reasonably assured, persuasive evidence of an arrangement exists, and the sales price is fixed and determinable. We provide for estimated sales returns and allowances and warranty costs related to such sales at the time of shipment in accordance with SFAS No. 48, Revenue Recognition when Right of Return Exists (“SFAS No. 48”).  Net revenue consists of product revenue reduced by estimated sales returns and allowances. Sales to distributors are made under terms allowing certain rights of return and protection against subsequent price declines on our products held by the distributors. Upon termination of such distribution agreements, any unsold products may be returned by the distributor for a full refund. These agreements may be canceled without cause for convenience following a specified notice period. As a result of the above provisions, we defer recognition of distributor revenue until such distributors resell our products to their customers. The amounts deferred as a result of this policy are reflected as “deferred revenue” in the accompanying consolidated balance sheets. The related cost of revenue is also deferred and reported in the consolidated balance sheets as inventory. As of March 31, 2009, our total deferred revenue was $2.9 million compared to $1.9 million for the same period in fiscal 2008, an increase of $1.0 million over the same period in the prior year. The increase was primarily the result of continued growth of our new recurring revenue programs. These plans include both the Software Assurance Program, which provides our customers with new software releases and support for an annual fee, and the Premier Service Plan, which includes software assurance and extended hardware warranty.

Service Support Plans. In September 2007, we introduced our Software Assurance Program which provides our customers with the latest updates, new releases, and technical support for the applications they are licensed to use. In fiscal 2008, we initiated our Premier Service Plan, which includes software assurance and extended hardware warranty. These programs have an annual subscription and can range from one to three years. Sales from our service support programs are recorded as deferred revenue and recognized as revenue over the terms of their subscriptions. As of March 31, 2009, our deferred revenue was approximately $2.1 million compared to $722,000 for the same period in fiscal 2008. Our new service plan offering remains a significant growth opportunity as we continue to add new service customers.

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

Inventory.  Inventory is stated at the lower of cost (first-in, first-out method) or market. Our inventory balance for both the six months ended March 31, 2009 and March 30, 2008 was $2.0 million. We perform a detailed review of inventory each fiscal quarter, with consideration given to future customer demand for our products, obsolescence from rapidly changing technology, product development plans, and other factors. If future demand or market conditions for our products are less favorable than those projected by management, or if our estimates prove to be inaccurate due to unforeseen technological changes, we may be required to record additional inventory provision which would negatively affect gross margins in the period when the write-downs were recorded. In prior periods, we had established a reserve to write off excess inventory that management believed would not be sold. For the six months ended March 31, 2009, we disposed of fully-reserved inventory with a carrying value of zero and an original cost at $176,000. We attribute this overall reduction in obsolete inventory to physically disposing of a portion of the reserved inventory. The disposal of such inventory had no material impact on our revenue, gross margins and net loss. For the six months ended March 31, 2009, we recognized a provision of $67,000 for excess and obsolete inventories as compared to a reduction of $1,000 during the same period in the prior year. Inventory allowance was $722,000 as of March 31, 2009 compared to $850,000 as of September 30, 2008. The change in inventory allowance was primarily attributable to the disposal of fully-reserved inventory with a carrying value of zero and an original cost of $176,000.

Warranty Cost.  We accrue for warranty costs based on estimated product return rates and the expected material and labor costs to provide warranty services. If actual products return rates, repair cost or replacement costs differ significantly from our estimates, then our gross margin could be adversely affected. The reserve for product warranties was $109,000 as of March 31, 2009 compared to $137,000 as of September 30, 2008. This change was the result of a significant decline in the product return rate caused by changes in our management of the return programs. As a consequence of the Company’s standardized manufacturing processes and product testing procedures, returns of defective product are infrequent and the quantities have not been significant. Accordingly, historical warranty costs have not been material.

Results of Operations

The following table sets forth consolidated statements of operations data for the periods indicated as a percentage of net revenue:

	Three Months Ended March 31,				Six Months Ended March 31,
	2009		2008		2009		2008
Consolidated Statements of Operations Data:
Net revenue:
Hardware	86.7%		87.6%		86.5%		86.5%
Software	13.3		12.4		13.5		13.5
Total net revenue	100.0		100.0		100.0		100.0
Cost of revenue:
Hardware	41.0		42.8		39.8		42.4
Software	0.1		1.6		0.1		1.5
Total cost of revenue	41.1		44.4		39.9		43.9

Gross profit	58.9		55.6		60.1		56.1

Operating expenses:
Research and development	34.7		22.0		29.3		21.7
Sales and marketing	51.4		39.1		46.5		40.2
General and administrative	22.7		20.1		21.1		19.6

Total operating expenses	108.8		81.2		96.9		81.5

Loss from operations	(49.9)		(25.6)		(36.8)		(25.4)
Equity in net loss of investee	(0.1)		(0.1)		(0.1)		(0.0)
Interest and other income, net	0.6		1.7		0.7		2.2
Net loss before income taxes	(49.4)		(24.0)		(36.2)		(23.2)
Provision for income taxes	(0.0)		(0.0)		0.2		(0.0)

Net loss	(49.4	) %	(24.0	) %	(36.0	) %	(23.2	) %

Net Revenue

Net sales consist primarily of revenue from direct sales to end-users and resellers and sales to distributors.

We are organized and operate as two operating segments, the Americas and International. The Americas is comprised of the United States, Canada, Mexico, Central America and the Caribbean. The International segment is comprised of China, the United Kingdom and Norway.

The following table sets forth percentages of net revenue by geographic region with respect to such revenue for the periods indicated:

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008
Americas	86%	88%	86%	87%
International	14%	12%	14%	13%
Total	100%	100%	100%	100%

Net revenue by customers that individually accounted for more than 10% of our revenue for the three and six months ended March 31, 2009 and 2008, respectively, were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008
Synnex	28%	34%	30%	35%
Jenne	14%	11%	18%	7%
AltiSys	9%	15%	6%	16%
Graybar(*)	—	15%	—	14%
Total	51%	75%	54%	72%
_______________________
(*)   In April 2008, we terminated our distribution agreement with Graybar. The termination of our relationship with Graybar did not have a material impact on our business.

The following table sets forth percentage of net revenue by product type with respect to such revenue for the periods indicated:

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008
Hardware	69%	88%	72%	86%
Software	13%	12%	14%	14%
Service Support Plans (1)	18%	—	14%	—
Total	100%	100%	100%	100%
_______________________
(1)
In the quarter ended March 31, 2008, revenue generated from these service support plans accounted for less than 10% of our total revenue.  For the same period, our hardware revenue includes service support revenue generated primarily from our service support plans starting in September 2007.

Net revenue for the three months ended March 31, 2009 was $3.6 million as compared to $4.7 million for the three months ended March 31, 2008. Revenue generated in the Americas segment accounted for $3.1 million, or 86% of our total net revenue, as compared to $4.1 million, or 88% of our total net revenue, for the three months ended March 31, 2009 and March 31, 2008, respectively. Revenue generated in the International segment accounted for $489,000, or 14% of our total net revenue, as compared to $576,000, or 12% of our total net revenue, for the three months ended March 31, 2009 and March 31, 2008, respectively. In the Americas segment, during the three months ended March 31, 2009 and 2008, we generated $664,000 and $183,000, respectively, in non-system related revenue. Non-system related revenue is primarily comprised of revenue generated from our service support plans. In the Americas segment, the decrease in net revenue excluding non-system related revenue was approximately 39%. This decrease was primarily attributable to a lower number of systems shipped during the three months ended March 31, 2009 as compared to the corresponding period in the previous year.

Net revenue for the six months ended March 31, 2009 was $8.4 million as compared to $9.0 million for the six months ended March 31, 2008. Revenue generated in the Americas segment accounted for $7.2 million, or 86% of our total net revenue, as compared to $7.8 million, or 87% of our total net revenue, for the six months ended March 31, 2009 and March 31, 2008, respectively. Revenue generated in the International segment accounted for $1.2 million, or 14% of our total net revenue, as compared to $1.2 million, or 13% of our total net revenue, for the six months ended March 31, 2009 and March 31, 2008, respectively. In the Americas segment, during the six months ended March 31, 2009 and 2008, we generated approximately $1.3 million and $241,000, respectively, in non-system related revenue. Non-system related revenue is primarily comprised of revenue generated from our service support plans. In the Americas segment, the decrease in net revenue excluding non-system related revenue was approximately 21%. This decrease in this segment was primarily attributable to change in our product mix. During the six months ended March 31, 2009, the number of systems shipped was approximately 23% lower than the corresponding period in the previous year but the average revenue per system was higher by approximately 1.7%. The average revenue per system was higher as result of a decrease in our smaller systems of approximately 33% and an increase in our larger systems of approximately 11%, reflecting a higher number of extensions per system shipped.

Cost of Revenue

Our cost of product revenue consists primarily of component and material costs, direct labor costs, provisions for excess and obsolete inventory, warranty costs and overhead related to the manufacturing of our products. The majority of these costs vary with the unit volumes of product sold.

Cost of revenue as a percentage of net revenue decreased to 41% for the three months ended March 31, 2009 as compared to 44% for the same period of the previous fiscal year. This decrease was primarily caused by a shift in our product mix in the period and the impact of lower sales volume over the prior year quarter. For the six months ended March 31, 2009 and 2008, cost of revenue as a percentage of net revenue decreased from 44% to 40%, respectively. This change was primarily attributable to an increase of our non-system related revenue.

Research and Development

Research and development expenses consist primarily of costs related to personnel and overhead expenses, consultant expenses and other costs associated with the design, development, prototyping and testing of our products and enhancements of our converged telephone system software. For the second quarter of fiscal 2009, research and development expenses were $1.2 million, or 35% of net revenue, compared to $1.0 million, or 22% of net revenue, for the second quarter of fiscal 2008. The increase in absolute dollars was primarily attributable to an increase of $52,000 in personnel-related expenses, an increase of $56,000 in project related expenses and an increase of $53,000 in consulting related services. Research and development expenses increased to $2.4 million, or 29% of net revenue, for the six months ended March 31, 2009 from $1.9 million, or 22% of net revenue, for the same period in fiscal 2008. This increase in absolute dollars reflects increased personnel-related and overhead expenses of approximately $134,000, an increase of $144,000 in project related expenses and an increase of $121,000 in consulting related services. Additionally, research and development activities increased in Shanghai, which resulted in an increase of $68,000 in overall expenses.

We intend to continue to make investments in our research and development and we believe that focused investments in research and development are critical to the future growth and our ability to enhance our competitive position in the marketplace. We believe that our ability to develop and meet enterprise customer requirements is essential to our success. Accordingly, we have assembled a team of engineers with expertise in various fields, including voice and IP communications, unified communications network design, data networking and software engineering. Our principal research and development activities are conducted in Fremont, California and our subsidiary in Shanghai, China. Management continues to focus on cost control until business conditions improve. If business conditions deteriorate or the rate of improvement does not meet our expectations, we may implement additional cost-cutting actions.

Sales and Marketing

Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in marketing, sales and customer support functions, as well as trade shows, advertising, and promotional expenses. For the second quarter of fiscal 2009 and 2008, sales and marketing expenses were $1.8 million. Sales and marketing as a percentage of net revenue increased to 51% for the three months ended March 31, 2009 from 39% for the same period in the previous fiscal year. Sales and marketing expenses increased to $3.9 million, or 46% of net revenue, for the six months ended March 31, 2009 from $3.6 million, or 40% of net revenue, for the same period in fiscal 2008. This increase in absolute dollars was driven by an increase in personnel-related and overhead expenses of $287,000, primarily as a result of increased headcount of approximately 12%.

We anticipate that sales and marketing expenses will decrease but will remain the largest category of our operating expenses in future periods over the short term. We plan to continue investing in our domestic and international marketing activities to help build brand awareness and create sales leads for our channel partners.  Management continues to focus on cost control until business conditions improve. If business conditions deteriorate or the rate of improvement does not meet our expectations, we may implement additional cost-cutting actions.

General and Administrative

General and administrative expenses consist of salaries and related expenses for executive, finance and administrative personnel, facilities, allowance for doubtful accounts, legal and other general corporate expenses. For the second quarter of fiscal 2009, general and administrative expenses were $811,000 or 23% of revenue, compared to $946,000 or 20% of revenue for the second quarter of fiscal 2008. The decrease in absolute dollars in general and administrative was attributable to decreased non-cash stock-based compensation expenses of $62,000 and decreased consulting related services of $54,000. For the six months ended March 31, 2009 and 2008, general and administrative expenses were $1.8 million. As a percentage of net revenue, general and administrative increased to 21% for the six months ended March 31, 2009 from 20% for the same period in the previous fiscal year.

Management continues to focus on cost control until business conditions improve. If business conditions deteriorate or the rate of improvement does not meet our expectations, we may implement additional cost-cutting actions.

Equity Investment in Common Stock of Private Company

In July 2004, we purchased common stock of a private Korean telecommunications company for approximately $79,000. As a result of this investment, we acquired approximately 23% of the voting power of the company. This gives us the right to nominate and elect one of the three members of the company’s current board of directors. We are accounting for this investment using the equity method. For the three months ended March 31, 2009, the total equity loss with respect to this company was approximately $3,000 compared to net loss of $6,000 for the same period in fiscal 2008. For the six months ended March 31, 2009 and 2008, the total equity loss with respect to this company was approximately $6,000 and $3,000, respectively.

Interest Expense and Other Income, Net

Interest expense primarily consists of interest incurred on our capital lease commitments and other income primarily consists of interest earned on cash, cash equivalents and short-term investments. Net interest and other income decreased to $23,000 and $59,000 for the three and six months ended March 31, 2009, respectively, from $82,000 and $194,000 for the same periods in fiscal 2008. The decrease in interest and other income, net for the three and six month periods ended March 31, 2009 as compared with the same periods of the prior year was a combination of lower invested balances, reduced cash balances and reduced rates of interest available for cash and investments in financial assets in fiscal 2009. In the longer term, we may generate less interest income if our total invested balance decreases and these decreases are not offset by rising interest rates or increased cash generated from operations or other sources.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through the sale of equity securities. As of March 31, 2009, we held cash, cash equivalents and short-term investments totaling $8.5 million.  Total cash, cash equivalents and short-term investments represents approximately 72% of total current assets for the quarter ended March 31, 2009. As of March 31, 2009, $6.0 million of our total assets are classified as cash and cash equivalents compared with $9.4 million at September 30, 2008. Short-term investments were approximately $2.5 million and $400,000 at March 31, 2009 and September 30, 2008, respectively.

For the six months ended March 31, 2009, net cash used in investing activities was $2.3 million as compared net cash provided by investing activities of $3.4 million during the same period in fiscal 2008. This was directly related to proceeds from maturities of short-term investments of approximately $3.3 million and purchases of short-term investments of approximately $5.4 million during the first six months of fiscal 2009 as compared to proceed from maturities of short-term investments of approximately $26.1million and purchases of short-term investments of approximately $22.7 million during fiscal 2008. The maturities of the Company’s short term investments are staggered throughout the year so that cash requirements are met.   For the six month period ended March 31, 2009, the Company spent approximately $139,000 on purchases of property and equipment compared to $101,000 million for the six month period ended March 31, 2008.

Net cash provided by financing activities for the six months ended March 31, 2009 was approximately $44,000, as compared to net cash used in financing activities of $190,000 during the same period in fiscal 2008. This change was primarily attributable to the repurchase of our treasury stock of approximately $19,000 for the six months ended March 31, 2009 as compared to $346,000 during the same period in fiscal 2008. During the six months of fiscal 2009, proceeds from exercise of employee stock options represented approximately $63,000 as compared to $156,000 during the same period in the prior year.

On October 23, 2007, our Board of Directors approved the repurchase of up to $2.0 million of our common stock in the open market through November 12, 2008. On November 11, 2008, our Board of Directors extended the repurchase program by another year to November 14, 2009. Stock repurchases under this program may be made from time to time at our management’s discretion through November 14, 2009. When exercising such discretion, management will consider a variety of factors such as our stock price, general business and market conditions and other investment opportunities. The repurchase will be made in the open market and will be funded from available working capital. Pursuant to the 2007 authority, we repurchased 231,135 shares in fiscal 2008 at an aggregate cost of $367,000. Pursuant to the 2008 authority, we repurchased 23,800 shares in the six months ended March 31, 2009 at an aggregate cost of $19,000. In April 2009, we suspended further purchases of stock under this program. For additional information, refer to note 5 to the accompanying unaudited consolidated financial statements.

We believe our existing balances of cash, cash equivalents and short-term investments, as well as cash expected to be generated from operating activities, will be sufficient to satisfy our working capital needs, capital expenditures and other liquidity requirements associated with our existing operations over the next 12 months.

The following table presents selected financial information for each of the fiscal periods indicated below (in thousands):

	March 31, 2008	September 30, 2008
Cash and cash equivalents	$5,955	$9,467
Short-term investments	2,500	400
Total cash, cash equivalents and short-term investments	$8,455	$9,867

	Six Months Ended March 31,
	2009	2008
Net cash used in operating activities	$(1,295)	$(221)
Net cash provided by (used in) investing activities	$(2,261)	$3,374
Net cash provided by (used in) financing activities	$44	$(190)
Net decrease in cash, cash equivalents, end of period	$(3,512)	$2,963

Changes in Cash Flows

During the six months ended March 31, 2009, our net cash used in operating activities was $1.3 million compared to $221,000 during the same period in fiscal 2008. This was primarily attributable to our net loss of $3.0 million, a decrease of $1.3 million in accounts receivable, an increase of $377,000 in net inventories, an increase of $110,000 in accounts payable, an increase of $375,000 in deferred revenue short-term and an increase of $106,000 in prepaid expenses. The cash impact of the loss for the six months ended March 31, 2009 was partially offset by a non-cash expense of $410,000 in stock-based compensation expense and $110,000 in depreciation and amortization costs. The decrease in accounts receivable was primarily due to lower shipments and good collections during the second quarter of fiscal 2009. Accounts payable increased due to timing of payments to vendors. Inventories increased mostly due to inventory that was not consumed during the period due to decreased sales in second quarter. The increase in deferred revenue for the six months ended March 31, 2009 was primarily due to an increase of $264,000 from our service support plans and an increase of $111,000 in deferred channel revenue; due to the volume of products shipped to distribution as apposed to what was sold.  We work closely with our distributors to monitor channel inventory levels and attempt to ensure that appropriate levels of products are available to resellers and end users.

Net accounts receivable decreased 54% from $2.4 million at September 30, 2008 to $1.1 million at March 31, 2009. Quarterly accounts receivable days sales outstanding (DSO) decreased from 43 days as of September 30, 2008 to 28 days as of March 31, 2009. Net accounts receivable and DSO decrease was primarily due to lower shipments and good collections during the second quarter of fiscal 2009.

Net inventories increased 24% from $1.6 million at September 30, 2008 to $1.9 million at March 31, 2009. The increase in net inventories was mostly due to inventory that was not consumed during the period due to decreased sales in the second quarter. Our annualized inventory turn rate, which represents the number of times inventory is replenished during the year decreased from 5.3 turns as of September 30, 2008 to 3.0 turns as of March 31, 2009. Inventory management will continue to be an area of focus as we balance the need to maintain strategic inventory levels to help ensure competitive lead times with the risk of inventory obsolescence due to rapidly changing technology and customer requirements.

We ended second quarter of fiscal 2009 with a cash conversion cycle of 66 days, as compared to 82 days for second quarter of fiscal 2008. The cash conversion cycle is the duration between purchase of inventories and services and the collection of the cash from the sale of our products and services and is a metric on which we have focused as we continue to try to efficiently manage our assets. The cash conversion cycle results from the calculation of (a) the days of sales outstanding added to (b) the days of supply in inventories and reduced by (c) the days of payable outstanding.

Liquidity and Capital Resources

As of March 31, 2009, our principal sources of liquidity included cash, cash equivalents and short-term investments of approximately $8.5 million. The maturities of our short-term investments are staggered throughout the year to ensure we meet our cash requirements.

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

We did not have any material commitments for capital expenditures as of March 31, 2009. We had total outstanding commitments on noncancelable capital and operating leases of $607,000 as of March 31, 2009. Lease terms on our existing facility operating leases generally range from three to nine years. The lease for our headquarters expired on February 21, 2009. In April 2009, the Company entered into a lease for a new corporate headquarters in San Jose, California for a period of five years. In the third quarter of fiscal 2009, we expect to vacate our Fremont office and transition into our new facility.

Contractual Obligations

The following table presents certain payments due by us under contractual obligations with minimum firm commitments as of March 31, 2009 (in thousands):

	Payment Due by Period
Contractual Obligations	Total	Payments Due in Less Than 1 Year	Payments Due in 1 – 3 Years	Payments Due in 3 – 5 Years	Payments Due in More Than 5 Years
Operating leases obligation	$552	$179	$373	$—	$—
Capital leases obligation	55	22	33	—	—
Total contractual lease obligation	$607	$201	$406	$—	$—

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

Assets measured at fair value as of March 31, 2009 are summarized as follows:

(In thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)

Cash equivalents (1)
Money market funds	$3,021
3,021
Investments (2)
Agency discount notes	2,500
Cash equivalents and investments	$5,521

(1)	Included in cash and cash equivalents on our condensed consolidated balance sheet.
(2)	Included in short-term investments in marketable securities on our condensed consolidated balance sheet.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Interest Rate Risk

At March 31, 2009, our investment portfolio consisted primarily of fixed income securities, excluding those classified as cash and cash equivalents of $3.0 million. These securities are subject to interest rate risk and will decline in value if market interest rates increase. Our interest income and expense is most sensitive to fluctuations in the general level of U.S. interest rates. As such, changes in U.S. interest rates affect the interest earned on our cash, cash equivalents and short-term investments, and the fair value of those investments. Due to the short duration and conservative nature of these instruments, we do not believe that we have a material exposure to interest rate risk. For example, if market interest rates were to increase immediately and uniformly by 10% from levels as of March 31, 2009, the decline in the fair value of the portfolio would not have a material effect on our results of operations over the next fiscal year.

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

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of our quarter ended March 31, 2009 pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e). The term “disclosure controls and procedures” is defined under the Exchange Act and means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of our quarter ended March 31, 2009, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the Company’s fiscal quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A.  Risk Factors

CERTAIN FACTORS AFFECTING BUSINESS, OPERATING RESULTS, AND FINANCIAL CONDITION

In addition to other information contained in this Form 10-Q, investors should carefully consider the following factors that could adversely affect our business, financial condition and operating results as well as adversely affect the value of an investment in our common stock.  This Quarterly Report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act.  All statements other than statements of historical fact are "forward-looking statements" for purposes of these provisions, including any statements regarding: projections of revenues, future research and development expenses, future selling, general and administrative expenses, other expenses, gross profit, gross margin, or other financial items; the plans and objectives of management for future operations; our exposure to interest rate risk; future economic conditions or performance; plans to focus on cost control; In some cases, forward-looking statements can be identified by the use of terminology such as "may," "will," "expects," "plans," "anticipates," "estimates," "potential," or "continue," or the negative thereof or other comparable terminology.  Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements.  Our future financial condition and results of operations, as well as any forward-looking statements, are subject to risks and uncertainties, including but not limited to the factors set forth below and elsewhere in this report.  All forward-looking statements and reasons why results may differ included in this Quarterly Report are made as of the date hereof, and we assume no obligation to update any such forward-looking statement or reason why actual results may differ.

Business-Related Risks

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

We have had a history of operating losses since our inception and, as of March 31, 2009, we had an accumulated deficit of $59.3 million.  We may incur operating losses in the future, and these losses could be substantial and impact our ability to attain profitability.  We do not expect to significantly increase expenditures for product development, general and administrative expenses, and sales and marketing expenses; however, if we cannot maintain current revenue or revenue growth, we will not achieve or sustain profitability or positive operating cash flows.  Even if we achieve profitability and positive operating cash flows, we may not be able to sustain or increase profitability or positive operating cash flows on a quarterly or annual basis.

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

Sales through our three key distributors, Altisys, Synnex and Jenne, accounted for 51% of our net revenue in the quarter ended March 31, 2009.  Our business and operating results will suffer if any one of these distributors does not continue distributing our products, fails to distribute the volume of our products that it currently distributes or fails to expand our customer base.  We also need to establish and maintain relationships with additional distributors and original equipment manufacturers.

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

In the quarter ended March 31, 2009, approximately 14% of our net revenue came from customers outside of the Americas.  We intend to expand our international sales and marketing efforts.  Our efforts are subject to a variety of risks associated with conducting business internationally, any of which could seriously harm our business, financial condition and results of operations.  These risks include:

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

Risks Related to Ownership of our Common Stock

Our stock price may be volatile.

The trading price of our common stock has been and may continue to be volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. Factors that could affect the trading price of our common stock could include:

•	variations in our operating results;
•	announcements of technological innovations, new products or product enhancements, strategic alliances or significant agreements by us or by our competitors;
•	the gain or loss of significant customers;
•	recruitment or departure of key personnel;
•	the impact of unfavorable worldwide economic and market conditions, including the restricted credit environment impacting credit of our customers;
•	changes in estimates of our operating results or changes in recommendations by any securities analysts who follow our common stock;
•	significant sales, or announcement of significant sales, of our common stock by us or our stockholders; and
•	adoption or modification of regulations, policies, procedures or programs applicable to our business.

In addition, the stock market in general, and the market for technology companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors may seriously affect the market price of our common stock, regardless of our actual operating performance. In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

If securities or industry analysts do not publish research or reports about our business, or if they issue an adverse or misleading opinion regarding our stock, our stock price and trading volume could decline.

The trading market for our common stock will be influenced by the research and reports that industry or securities analysts publish about us or our business. If any of the analysts who cover us issue an adverse or misleading opinion regarding our stock, our stock price would likely decline. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

We may choose to raise additional capital. Such capital may not be available, or may be available on unfavorable terms, which would adversely affect our ability to operate our business.

We expect that our existing cash balances will be sufficient to meet our working capital and capital expenditure needs for the foreseeable future. If we choose to raise additional funds, due to unforeseen circumstances or material expenditures, we cannot be certain that we will be able to obtain additional financing on favorable terms, if at all, and any additional financings could result in additional dilution to our existing stockholders.

Provisions in our charter documents, Delaware law, employment arrangements with certain of our executive officers and Preferred Stock Rights Agreement could discourage a takeover that stockholders may consider favorable.

Provisions in our certificate of incorporation and bylaws may have the effect of delaying or preventing a change of control or changes in our management. These provisions include but are not limited to the following:

•
our board of directors has the right to increase the size of the board of directors and to elect directors to fill a vacancy created by the expansion of the board of directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;

•	our board of directors is staggered into three (3) classes and each member is elected for a term of 3 years, which prevents stockholders from being able to assume control of the board of directors;
•
our stockholders may not act by written consent  and are limited in their ability to call special stockholders’ meetings; as a result, a holder, or holders, controlling a majority of our capital stock would be limited in their ability to take certain actions other than at annual stockholders’ meetings or special stockholders’ meetings called by the board of directors, the chairman of the board or the president;

•	our certificate of incorporation prohibits cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;
•
stockholders must provide advance notice to nominate individuals for election to the board of directors or to propose matters that can be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquiror from conducting a solicitation of proxies to elect the acquiror’s own slate of directors or otherwise attempting to obtain control of our company; and

•
our board of directors may issue, without stockholder approval, shares of undesignated preferred stock; the ability to issue undesignated preferred stock makes it possible for our board of directors to issue preferred stock with voting or other rights or preferences that could impede the success of any attempt to acquire us.

As a Delaware corporation, we are also subject to certain Delaware anti-takeover provisions. Under Delaware law, a corporation may not engage in a business combination with any holder of 15% or more of its capital stock unless the holder has held the stock for three years or, among other things, the board of directors has approved the transaction. Our board of directors could rely on Delaware law to prevent or delay an acquisition of us.

Certain of our executive officers may be entitled to accelerated vesting of their options pursuant to the terms of their employment arrangements upon a change of control of AltiGen. In addition to the arrangements currently in place with some of our executive officers, we may enter into similar arrangements in the future with other officers. Such arrangements could delay or discourage a potential acquisition of AltiGen.

Our board of directors declared a dividend of one (1) right for each share of Common Stock under the terms and conditions of a Preferred Stock Rights Agreement by and between AltiGen and Computershare Trust Company, N.A. dated April 21, 2009, which right is exercisable for shares of AltiGen’s Preferred Stock after the date on which a hostile acquiror obtains, or announces a tender offer for, 15% or more of the Company’s Common Stock.  If an acquiror obtains 15% or more of the Company’s Common Stock, each stockholder (except the acquiror) may purchase either our Common Stock or in certain circumstances, the acquiror’s Common Stock, at a discount, resulting in substantial dilution to the acquiror’s interest.  Such rights could delay or discourage a potential acquisition of AltiGen.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On October 23, 2007, our Board of Directors approved the repurchase of up to $2.0 million of our common stock in the open market through November 12, 2008. On November 11, 2008, our Board of Directors extended the repurchase program by another year to November 14, 2009. Stock repurchases under this program may be made from time to time at our management’s discretion through November 14, 2009. When exercising such discretion, management will consider a variety of factors such as our stock price, general business and market conditions and other investment opportunities. The repurchase will be made in the open market and will be funded from available working capital. Pursuant to the 2007 authority, we repurchased 231,135 shares in fiscal 2008 at an aggregate cost of $367,000. Pursuant to the 2008 authority, we repurchased 23,800 shares in the six months ended March 31, 2009 at an aggregate cost of $19,000. In April 2009, we suspended further purchases of stock under this program. For additional information, refer to note 5 to the accompanying unaudited consolidated financial statements.

Repurchases of our common stock under the latest Board of Directors’ authorization is represented in the following table:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased as Part of the Program
November 1, 2007 through November 30, 2007	16,413	$1.59	16,413	$1,973,965
December 1, 2007 through December 31, 2007	92,965	1.60	92,965	1,825,685
February 1, 2008 through February 29, 2008	80,218	1.66	80,218	1,692,660
March 1, 2008 through March 31, 2008	23,919	1.61	23,919	1,654,084
August 1, 2008 through August 31, 2008	7,211	1.21	7,211	1,645,374
September 1, 2008 through September 30, 2008	10,409	1.16	10,409	1,633,338
December 1, 2008 through December 31, 2008	10,400	0.77	10,400	1,625,311
January 1, 2009 through January 31, 2009	4,275	0.79	4,275	1,621,953
February 1, 2009 through February 28, 2009	3,325	0.87	3,325	1,619,045
March 1, 2009 through March 31, 2009	5,800	0.79	5,800	1,614,461
Total	254,935	$1.51	254,935	$1,614,461

Item 6. Exhibits.

Please refer to the Exhibit Index of this Quarterly Report on Form 10-Q.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTIGEN COMMUNICATIONS, INC.

Date: May 14, 2009	By:	/s/ Philip M. McDermott
Philip M. McDermott
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

3.1 (1)	Amended and Restated Certificate of Incorporation.

3.2 (2)	Second Amended and Restated Bylaws.

3.3(3)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of AltiGen Communications, Inc.

4.1(4)
Preferred Stock Rights Agreement, dated as of April 21, 2009, between AltiGen Communications, Inc. and Computershare Trust Company, N.A., including the Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B and C, respectively.

10.19(5)	Amended and Restated Executive Employment Agreement by and between Philip McDermott and the Company, dated March 6, 2009.

10.20	Executive Employment Agreement by and between Jeremiah J. Fleming and the Company, dated December 18, 2007.

10.21(6)	Executive Employment Agreement by and between Gilbert Hu and the Company, dated March 6, 2009.

31.1	Certification of Principal Executive Officer, filed herewith.

31.2	Certification of Principal Financial Officer, filed herewith.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

(1)	Incorporated by reference to exhibit filed with the Registrant's Registration Statement on Form S-1 (No. 333-80037) declared effective on October 4, 1999.
(2)	Incorporated by reference to exhibit filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.
(3)	Incorporated by reference to exhibit filed with the Registrant's Registration Statement on Form 8-A on April 23, 2009.
(4)	Incorporated by reference to exhibit filed with the Registrant's Current Report on Form 8-K on April 23, 2009.
(5)	Incorporated by reference to exhibit filed with the Registrant's Current Report on Form 8-K on March 10, 2009.
(6)	Incorporated by reference to exhibit filed with the Registrant's Current Report on Form 8-K on March 10, 2009.