Form 10-Q
period 2009-06-30
ALTIGEN COMMUNICATIONS INC
filed 2009-08-14
CIK 1003607

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      TO

Commission File Number  000-27427

ALTIGEN COMMUNICATIONS, INC.
(Exact name of Registrant as specified in its charter)

DELAWARE	94-3204299
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

410 East Plumeria Drive San Jose, CA	95134
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (408) 597-9000

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

The number of shares of our common stock outstanding as of August 11, 2009 was: 15,960,614 shares.

ALTIGEN COMMUNICATIONS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009
TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

ALTIGEN COMMUNICATIONS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
 (In thousands, except per share data)

	June 30,	September 30,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$7,390	$9,467
Short-term investments	—	400
Accounts receivable, net of allowances of $68 and $19 at June 30, 2009 and September 30, 2008, respectively.	1,370	2,423
Inventories	1,334	1,594
Prepaid expenses and other current assets	230	176
Total current assets	10,324	14,060
Property and equipment, less accumulated depreciation and amortization of $2,710 and $2,534, respectively	516	423
Other non-current assets:
Long-term investments	202	211
Long-term deposits	282	82

Total other non-current assets	484	293
Total assets	$11,324	$14,776

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$736	$1,234
Accrued liabilities:
Payroll and related benefits	561	550
Warranty	126	137
Marketing	111	136
Accrued expense	547	200
Other current liabilities	505	628
Deferred revenue short-term	2,735	2,489
Total current liabilities	5,321	5,374
Long-term liabilities	127	105

Stockholders' equity:
Convertible preferred stock, $0.001 par value; Authorized—5,000,000 shares; Outstanding—none at June 30, 2009 and September 30, 2008	—	—
Common stock, $0.001 par value; Authorized—50,000,000 shares; Outstanding—15,960,614 shares at June 30, 2009 and 15,777,303 shares at September 30, 2008	16	16
Treasury stock at cost — 1,318,830 shares at June 30, 2009 and 1,295,030 shares at September 30, 2008	(1,400)	(1,381)
Additional paid-in capital	67,312	66,690
Accumulated other comprehensive income	173	3
Accumulated deficit	(60,225)	(56,031)
Total stockholders' equity	5,876	9,297
Total liabilities and stockholders' equity	$11,324	$14,776
The accompanying notes are an integral part of these condensed consolidated financial statements.

ALTIGEN COMMUNICATIONS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
 (In thousands, except per share data)
	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008

Net revenue:
Hardware	$3,560	$4,117	$10,858	$11,875
Software	522	695	1,661	1,909
Total net revenue	4,082	4,812	12,519	13,784
Cost of revenue:
Hardware	1,533	1,896	4,893	5,704
Software	4	89	12	227
Total cost of revenue	1,537	1,985	4,905	5,931
Gross profit	2,545	2,827	7,614	7,853
Operating expenses:
Research and development	1,126	1,137	3,594	3,087
Sales and marketing	1,431	1,926	5,355	5,530
General and administrative	980	838	2,762	2,598
Total operating expenses	3,537	3,901	11,711	11,215

Loss from operations	(992)	(1,074)	(4,097)	(3,362)
Equity in net loss of investee	(3)	(1)	(9)	(4)
Interest and other income, net	50	46	110	240

Net loss before income taxes	(945)	(1,029)	(3,996)	(3,126)
Income tax provision	—	—	15	—
Net loss	$(945)	$(1,029)	$(3,981)	$(3,126)
Basic and diluted net loss per share	$(0.06)	$(0.07)	$(0.25)	$(0.20)
Weighted average shares used in computing basic and diluted net loss per share	15,923	15,697	15,869	15,734

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALTIGEN COMMUNICATIONS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
 (In thousands)
	Nine Months Ended June 30,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,981)	$(3,127)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	176	187
Stock-based compensation	501	696
Equity in net income (loss) of investee	9	(1)
Change in allowance for bad debt	49	13
Changes in operating assets and liabilities:
Accounts receivable	1,004	447
Inventories	260	(391)
Prepaid expenses and other current assets	(54)	(135)
Accounts payable	(498)	216
Accrued liabilities	199	110
Deferred revenue short-term	246	1,732
Other long-term liabilities	22	(47)
Net cash used in operating activities	(2,067)	(300)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(5,460)	(33,786)
Proceeds from sale of short-term investments	5,817	35,680
Changes in long-term deposits	(200)	86
Purchases of property and equipment	(269)	(145)
Net cash provided by (used in) investing activities	(112)	1,835
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuances of common stock, net of issuance costs	121	280
Repurchase of treasury stock	(19)	(346)
Net cash provided by (used in) financing activities	102	(66)
NET CHANGE IN CASH AND CASH EQUIVALENTS DURING PERIOD	(2,077)	1,469
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	9,467	6,111
CASH AND CASH EQUIVALENTS, END OF PERIOD	$7,390	$7,580

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALTIGEN COMMUNICATIONS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

AltiGen Communications, Inc. (“we” or the “Company”) is a leader and market innovator in Voice over Internet Protocol (VoIP) telephone systems. We design, deliver and support VoIP phone systems and call center solutions that combine high reliability with integrated IP communications applications. As one of the first companies to offer VoIP solutions, AltiGen has been deploying systems since 1996. We have more than 10,000 customers worldwide with over 15,000 systems in use. Our telephony solutions are primarily used by small- to medium-sized businesses, companies with multiple locations, corporate branch offices, and call centers.

AltiGen’s systems are designed with an open architecture, built on industry standard Intel™ based servers, SIP™ compliant phones, and Microsoft Windows™ based IP applications. This adherence to widely used standards allows our solutions to both integrate with and leverage a company's existing technology investment. AltiGen’s award winning, integrated IP applications suite provides customers with a complete business communications solution. Voicemail, Unified Messaging, Automatic Call Distribution, Call Recording, Call Activity Reporting, and Mobility solutions take advantage of the convergence of voice and data communications to achieve superior business results.

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). These unaudited condensed consolidated financial statements reflect the operations of the Company and its wholly-owned subsidiary located in Shanghai, China. All significant intercompany transactions and balances have been eliminated. In our opinion, these unaudited condensed consolidated financial statements include all adjustments necessary (which are of a normal and recurring nature) for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented. Certain immaterial amounts in prior periods have been reclassified to conform with current period presentation.

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

INVENTORIES

Inventories (which include costs associated with components assembled by third-party assembly manufacturers, as well as internal labor and allocable overhead) are stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or market value. Provisions, when required, are made to reduce excess and obsolete inventories to their estimated net realizable values. We regularly monitor inventory quantities on hand and record a provision for excess and obsolete inventories based primarily on our estimated forecast of product demand and production requirements for the next six months. We record a write-down for product and component inventories that have become obsolete or are in excess of anticipated demand or net realizable value. Raw material inventory is considered obsolete and is fully reserved if it has not moved in 365 days. During the nine months ended June 30, 2009, we disposed of fully-reserved inventory with a carrying value of $0 and an original cost at $176,000. The disposal of such inventory had no material impact on our revenue, gross margins and net loss for the three and nine months ended June 30, 2009. For the nine months ended June 30, 2009, we recognized a provision of $44,000 for excess and obsolete inventories. The components of inventories, net of inventory reserves, include (in thousands):

	June 30,	September 30,
	2009	2008
Raw materials	$575	$479
Work-in-progress	16	197
Finished goods	743	918
Total	$1,334	$1,594

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

SOFTWARE ASSURANCE

Effective September 4, 2007, we introduced our Software Assurance Program which provides our customers with the latest updates, new releases, and technical support for the applications they are licensed to use (“Software Assurance”). In fiscal year 2008, we initiated our Premier Service Plan, which includes software assurance and extended hardware warranty. The program is an annual subscription and can range from one to three years. Sales from the software assurance program are recorded as deferred revenue and recognized as revenue over the terms of the subscriptions.

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model and is not subject to revaluation as a result of subsequent stock price fluctuations. The Company estimated the fair value of stock option awards in accordance with the provisions of SFAS 123(R) by using the Black-Scholes option valuation model with the following assumptions:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008
Employee Stock Option Plan:	(1)
Expected Life (in years)	—	5	5	5
Risk-free interest rate	—	2.8%	1.9%	2.8%
Volatility	—	88%	139%	88%
Expected dividend	—	0.0%	0.0%	0.0%

Employee Stock Purchase Plan:
Expected Life (in years)	0.5	0.5	0.5	0.5
Risk-free interest rate	0.4%	1.6%	0.4%	1.6%
Volatility	139%	88%	139%	88%
Expected dividend	0.0%	0.0%	0.0%	0.0%

(1)   Employee stock options were not granted during the three months ended June 30, 2009.

The following table shows total stock-based compensation expense included in the consolidated statements of operations for the three and nine months ended June 30, 2009 and June 30, 2008 with respect to the plans mentioned above (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008
Cost of goods sold	$2	$5	$9	$14
Research and development	23	50	115	143
Selling, general and administrative	66	161	377	539
Total	$91	$216	$501	$696

The following table summarizes the Company’s stock option plan as of October 1, 2008 and changes during the nine months ended June 30, 2009:

	Number of Shares	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding at October 1, 2008	4,551,822	$3.14
Granted	94,500	0.68
Exercised	(13,700)	0.60
Forfeitures and cancellations	(434,038)	4.34
Outstanding at June 30, 2009	4,198,584	$2.97	4.80
Vested and expected to vest at June 30, 2009	3,878,669	$3.10	4.52
Exercisable at June 30, 2009	3,354,491	$3.38	3.92

On March 10, 2009, our 1999 Stock Plan and our 1999 Employee Stock Purchase Plan (the “1999 Purchase Plan”) expired.  These plans will, however, continue to govern the securities previously granted under them.  On April 21, 2009, our Board of Directors approved a 2009 Equity Incentive Plan (the “2009 Stock Plan”) and a 2009 Employee Stock Purchase Plan (the “2009 Purchase Plan”), which were both approved by our stockholders on June 18, 2009.  Currently, there are no options outstanding under the 2009 Stock Plan.

At June 30, 2009, the aggregate intrinsic value of outstanding stock options was $41,000. The total vested and expected to vest stock options represented 3.8 million shares, the weighted average exercise price was $3.10, the aggregate intrinsic value was $40,000, and the weighted average remaining contractual term was 4.5 years. The total exercisable stock options represented approximately 3.4 million shares, the aggregate intrinsic value was $38,000, the weighted average exercise price was $3.38, and the weighted average remaining contractual term was 3.92 years.

At June 30, 2009, expected future compensation expense relating to options outstanding at that date is $208,000, which will be amortized over a weighted-average period of 4 years.

Under the 1999 Purchase Plan, we had reserved, as of March 10, 2009, 1,189,274 shares of common stock for issuance to eligible employees at a price equal to 85% of the lower of the fair market value of the common stock on the first day of the offering period or a specified exercise date (last trading day in April or October each year). From October 1, 2008 until the expiration of the 1999 Purchase Plan place on March 10, 2009, 193,411 shares were purchased by and distributed to employees at a price of $0.59 per share. Under the 2009 Purchase Plan, we had reserved, as of June 18, 2009, 1,500,000 shares of common stock for issuance to eligible employees at a price equal to equal to 85% of the lower of the fair market value of the common stock on (i) the offering date, or (ii) the last day of the offering period (last trading day in May or November each year).

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

Basic and diluted loss per share for each of the three and nine month periods ended June 30, 2009 and 2008 were as follows (in thousands, except per share data):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008
Net loss	$(945)	$(1,029)	$(3,981)	$(3,126)
Weighted average shares outstanding – basic loss per share	15,923	15,697	15,869	15,734
Weighted average shares outstanding – diluted loss per share	15,923	15,697	15,869	15,734

Basic loss per share	$(0.06)	$(0.07)	$(0.25)	$(0.20)
Diluted loss per share	$(0.06)	$(0.07)	$(0.25)	$(0.20)

Options to purchase 4.2 million and 4.5 million shares of common stock were outstanding as of June 30, 2009 and 2008, respectively, and were excluded from the computation of diluted net loss per share for these periods because their effect would have been antidilutive.

COMPREHENSIVE LOSS

Comprehensive income consists of two components--net income and other comprehensive income. Other comprehensive income refers to revenue, expenses, gains, and losses that under U.S. generally accepted accounting principles are recorded as an element of stockholders' equity but are excluded from net income. The Company's other comprehensive income consists of unrealized gains and losses on marketable securities categorized as available-for-sale and foreign exchange gains and losses. There were no material differences between net loss and comprehensive loss for the three and nine months ended June 30, 2009 and 2008.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”).  SFAS 165 establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date.  SFAS 165 was effective for interim or annual financial periods ended after June 15, 2009.  The adoption of SFAS 165 did not have any impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162.”  The Codification will become the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  On the effective date of SFAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards.  All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative.  SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  SFAS 168 is not expected to have a material impact on the Company’s consolidated financial statements.

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

The adoption of this statement with respect to our financial assets and liabilities, did not impact our consolidated results of operations and financial condition, but requires additional disclosure for assets and liabilities measured at fair value.  In accordance with SFAS No. 157, the following table represents our fair value hierarchy for our financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of June 30, 2009.  Level 1 available-for-sale investments are primarily comprised of investments in U.S. Agency securities.  These securities are valued using market prices on active markets.  The Company had no material Level 2 or Level 3 measurements for the quarter ended June 30, 2009.

Assets measured at fair value as of June 30, 2009 and September 30, 2008 are summarized as follows:

(In thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)
	As of June 30, 2009	As of September 30, 2008
Cash equivalents (1)
Money market funds	$4,825	$1,017

Investments (2)
Agency discount notes	—	5,494
Commercial paper	—	250
Cash equivalents and investments	$4,825	$6,761

(1)	Included in cash and cash equivalents on our condensed consolidated balance sheet.
(2)	Included in short-term investments in marketable securities on our condensed consolidated balance sheet.

The Company's policy is to invest in highly-rated securities with strong liquidity and requires investments to be rated single-A or better. Our investment portfolio consists principally of investment grade institutional money market funds, bank term deposits, U.S. Agency securities, corporate bonds and notes and commercial paper. We consider all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents. Short-term investments are highly liquid financial instruments with original maturities greater than three months but less than one year and are classified as "available-for-sale" investments. We classify our available-for-sale securities as current assets and report them at their fair value. Further, we recognize unrealized gains and losses related to these securities as an increase or reduction in shareholders' equity. We evaluate our available-for-sale securities for impairment quarterly. During the three and nine months ended June 30, 2009, we did not record any impairment on outstanding securities.

The following table summarizes the fair value of the Company's available-for-sale securities held in its short-term investment portfolio, recorded short-term investments:

Available for Sale Securities:
As of June 30, 2009
(In thousands)
Security Description	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Agency discount notes	$—	$—	$—	$—
Commercial paper	—	—	—	—
Total	$—	$—	$—	$—

Security Description	As of September 30, 2008
	(In thousands)
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Agency discount notes	$5,474	$20	$—	$5,494
Commercial paper	247	3	—	250
Total	$5,721	$23	$—	$5,744

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

The following table sets forth percentages of net revenue by geographic region with respect to such revenue for the periods indicated:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008
Americas	90%	87%	87%	86%
International	10%	13%	13%	14%
Total	100%	100%	100%	100%

CUSTOMERS

Our customers are primarily end-users, resellers and distributors. We have distribution agreements with Altisys Communications, Inc., Synnex Corporation and Jenne Distributors, Inc., in the Americas. Our agreements with Altisys and Synnex have initial terms of one year and our agreement with Jenne had an initial term of two years. Each of these agreements are renewed automatically for additional one year terms, provided that each party shall have the right to terminate the agreement for convenience upon ninety (90) days' written notice prior to the end of the initial term or any subsequent term of the agreement. In addition, our agreements with Altisys, Synnex and Jenne also provide for termination, with or without cause and without penalty, by either party upon 30 days' written notice to the other party or upon insolvency or bankruptcy. For a period of 60 days' following termination of the agreement, Altisys, Synnex and Jenne may distribute any products in their possession at the time of termination or, at their option, return any products to us that are in their inventories. Upon termination of the distribution agreement, all outstanding invoices for the products will become due and payable within 30 days' of the termination.

In June 2009, we provided a notice to terminate our distribution agreement with Jenne Distributors, Inc., effective September 30, 2009. As of June 30, 2009, the balances outstanding with Jenne were $231,000 in accounts receivable and $199,000 in inventory.

The following table sets forth our net revenue by customers that individually accounted for more than 10% of our revenue for the periods indicated:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008
Synnex	31%	33%	30%	34%
Jenne(1)	17%	12%	17%	9%
Altisys	7%	10%	7%	14%
Graybar(2)	—	5%	—	11%
Total	55%	60%	54%	68%

(1)  In June 2009, we provided a notice to terminate our distribution agreement with Jenne Distributors, Inc., effective September 30, 2009.

(2)   In April 2008, we terminated our distribution agreement with Graybar. The termination of our relationship with Graybar did not have a material impact on our business.

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

Changes in the reserves for our warranty liability for the three and nine months ended June 30, 2009 and 2008, respectively, are as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008
Beginning balance	$109	$145	$137	$148
Provision for warranty liability	23	36	81	116
Warranty cost including labor, components and scrap	(6)	(40)	(92)	(123)
Ending balance	$126	$141	$126	$141

3.  COMMITMENTS AND CONTINGENCIES

Commitments

We lease our facilities under various operating lease agreements expiring on various dates through December 2014. Generally, these leases have multiple options to extend for a period of years upon termination of the original lease term. We believe that our facilities are adequate for our present needs in all material respects.

In April 2009, the Company entered into a lease for a new corporate headquarters for a period of five years with one consecutive option to extend for an additional five years. This facility is leased through June 2014 and serves as our headquarters for corporate administration, research and development, manufacturing, and sales and marketing facility in San Jose, California. The terms of the lease include rent escalations and a tenant allowance for certain leasehold improvements.  Under the terms of the lease agreement, total rent payment is approximates $1.4 million for a period of five years commencing on June 12, 2009.  As of June 30, 2009, no deferred rent was recorded as we believe the amount is immaterial for the overall financial presentation. The Company reserved $200,000 as collateral for an irrevocable and negotiable standby letter of credit (the "Letter of Credit") as security for the facility lease. The $200,000 is restricted by the bank and recorded as part of the long-term deposit in the accompanying balance sheet as of June 30, 2009. Under the terms of the agreement, the Letter of Credit will expire in July 2014.  We believe that the new facility will be suitable, adequate and sufficient to meet the needs of the Company through July 2014.

During the three month ended June 30, 2009, the Company’s facility in Fremont, California expired. There were no significant costs incurred associated with the expiration of this lease.

Rent expense for all operating leases totaled approximately $180,000 and $540,000 for the three and nine months ended June 30, 2009, respectively as compared to $175,000 and $513,000 for the three and nine months ended June 30, 2008, respectively. We also lease certain equipment under capital lease arrangements, which are reflected as property and equipment in our balance sheets as of June 30, 2009 and September 30, 2008. The minimum future lease payments under all noncancellable capital and operating leases as of June 30, 2009 are shown in the following table (in thousands):

	Capital Leases	Operating Leases
Fiscal Years Ending September 30, Remainder of 2009	$11	$141
2010	33	583
2011	—	302
2012		302
2013		318
2014		248
Total contractual lease obligation	$44	$1,894

Amount representing interest	$2
Present value of minimum lease payment	$42

Current portion	$42
Long-term portion	—
Total capital lease commitments	$42

Contingencies

From time to time, we may become party to litigation in the normal course of our business. Litigation in general, and intellectual property and securities litigation in particular, can be expensive and disruptive to normal business operations. Moreover, the results of complex litigation are difficult to predict.

4.  STOCK REPURCHASE PROGRAM

On October 23, 2007, our Board of Directors approved the repurchase of up to $2.0 million of our common stock in the open market through November 12, 2008. On November 11, 2008, our Board of Directors extended the repurchase program by another year to November 14, 2009. Stock repurchases under this program may be made from time to time at our management’s discretion through November 14, 2009. When exercising such discretion, management will consider a variety of factors such as our stock price, general business and market conditions and other investment opportunities. The repurchase will be made in the open market and will be funded from available working capital. Pursuant to the 2007 authority, we repurchased $0 and 231,135 shares during the three and nine months ended June 30, 2008 at an aggregate cost of $0 and $367,000, respectively. Pursuant to the 2008 authority, we repurchased 23,800 shares in the nine months ended June 30, 2009 at an aggregate cost of $19,000. In April 2009, we suspended further purchases of stock under this program.

5. SPECIAL PROXY MEETING OF STOCKHOLDERS

At the special meeting of stockholders on June 18, 2009, our stockholders approved the adoption of the 2009 Stock Plan and the 2009 Purchase Plan. The 2009 Stock Plan and the 2009 Purchase Plan were previously approved by the Company’s Board of Directors, subject to stockholder approval. Copies of the 2009 Stock Plan and the 2009 Purchase Plan are included as Appendix A and Appendix B, respectively, in the Company’s Schedule 14A filed with the SEC on April 27, 2009.

Under the 2009 Stock Plan, we had reserved, as of June 18, 2009, 6,548,291 shares of common stock for issuance to eligible employees. Under the 2009 Purchase Plan, we had reserved as of June 18, 2009, 1,500,000 shares of common stock for issuance.

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

You should also carefully review the cautionary statements contained in our Annual Report on Form 10-K for the year ended September 30, 2008, including those set forth in Item 1A “Risk Factors” of that report as well as in Item IA “Risk Factors” of this report.

OVERVIEW

AltiGen Communications, Inc. (“we” or the “Company”) is a leader and market innovator in Voice over Internet Protocol (VoIP) telephone systems. We design, deliver and support VoIP phone systems and call center solutions that combine high reliability with integrated IP communications applications.  As one of the first companies to offer VoIP solutions, AltiGen has been deploying systems since 1996. We have more than 10,000 customers worldwide with over 15,000 systems in use. Our telephony solutions are primarily used by small- to medium-sized businesses, companies with multiple locations, corporate branch offices, and call centers.

AltiGen’s systems are designed with an open architecture, built on industry standard Intel™ based servers, SIP™ compliant phones, and Microsoft Windows™ based IP applications. This adherence to widely used standards allows our solutions to both integrate with and leverage a company's existing technology investment. AltiGen’s award winning, integrated IP applications suite provides customers with a complete business communications solution. Voicemail, Unified Messaging, Automatic Call Distribution, Call Recording, Call Activity Reporting, and Mobility solutions take advantage of the convergence of voice and data communications to achieve superior business results. We believe this enables our customers to implement communication systems solutions that have an increased return on investment versus past technology investments.

We generated net revenue of $4.1 million and $12.5 million for the three and nine months ended June 30, 2009, respectively, compared to net revenue of $4.8 million and $13.8 million for the three and nine months ended June 30, 2008, respectively. As of June 30, 2009, we had an accumulated deficit of $60.2 million compared to $55.2 million as of June 30, 2008. Net cash used in operating activities was $2.0 million for the nine months ended June 30, 2009 compared to $300,000 for the nine months ended June 30, 2008.

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

Our cost of revenue consists of component and material costs, direct labor costs, provisions for excess and obsolete inventory, warranty costs and overhead related to the manufacturing of our products. Several factors that have affected and will continue to affect our revenue growth are the state of the economy, the market acceptance of our products, our ability to add new resellers and our ability to design, develop, and release new products. We engage third-party assemblers, which for the nine months ended June 30, 2009 were All Quality Services in Fremont, California and ISIS Surface Mounting, Inc. in San Jose, California to insert the hardware components into the printed circuit board. We purchase fully-assembled chassis from Advantech Corporation, analog phones from Fanstel Corporation, Internet protocol phones from BCM Communications, Inc., single board computers for our MAX product from AAEON Electronics, Inc. and raw material components from Avnet Electronics. We selected our manufacturing partners with the goals of ensuring a reliable supply of high-quality finished products and lowering per unit product costs as a result of manufacturing economies of scale. We cannot assure you that we will maintain the volumes required to realize these economies of scale or when or if such cost reductions will occur. The failure to obtain such cost reductions could materially adversely affect our gross margins and operating results.

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

CRITICAL ACCOUNTING POLICIES

Revenue Recognition. Net sales consist primarily of revenue from direct sales to end-users, resellers and distributors. We recognize revenue pursuant to SEC Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, (“SAB No. 104”). Revenue from sales to end-users is recognized upon shipment, when risk of loss has passed to the customer, collection of the receivable is reasonably assured, persuasive evidence of an arrangement exists, and the sales price is fixed and determinable. We provide for estimated sales returns and allowances and warranty costs related to such sales at the time of shipment in accordance with SFAS No. 48, Revenue Recognition when Right of Return Exists (“SFAS No. 48”).  Net revenue consists of product revenue reduced by estimated sales returns and allowances. Sales to distributors are made under terms allowing certain rights of return and protection against subsequent price declines on our products held by the distributors. Upon termination of such distribution agreements, any unsold products may be returned by the distributor for a full refund. These agreements may be canceled without cause for convenience following a specified notice period. As a result of the above provisions, we defer recognition of distributor revenue until such distributors resell our products to their customers. The amounts deferred as a result of this policy are reflected as “deferred revenue” in the accompanying consolidated balance sheets. The related cost of revenue is also deferred and reported in the consolidated balance sheets as inventory. As of June 30, 2009, our total deferred revenue was $2.7 million compared to $2.3 million for the same period in fiscal 2008, an increase of $438,000, or 19% over the same period in the prior year. The increase was primarily the result of continued growth of our new recurring revenue programs. These plans include both the Software Assurance Program, which provides our customers with new software releases and support for an annual fee, and the Premier Service Plan, which includes software assurance and extended hardware warranty.

Service Support Plans. In September 2007, we introduced our Software Assurance Program which provides our customers with the latest updates, new releases, and technical support for the applications they are licensed to use. In fiscal 2008, we initiated our Premier Service Plan, which includes software assurance and extended hardware warranty. These programs have an annual subscription and can range from one to three years. Sales from our service support programs are recorded as deferred revenue and recognized as revenue over the terms of their subscriptions. As of June 30, 2009, our service support deferred revenue was approximately $2.2 million compared to $1.4 million for the same period in fiscal 2008, an increase of $868,000, or 64% over the same period in the prior year. Our new service plan offering remains a significant growth opportunity as we continue to add new service customers.

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

Inventory.  Inventory is stated at the lower of cost (first-in, first-out method) or market. Our inventory balance for the nine months ended June 30, 2009 was $1.3 million compared to $2.0 million for the nine months ended June 30, 2008. We perform a detailed review of inventory each fiscal quarter, with consideration given to future customer demand for our products, obsolescence from rapidly changing technology, product development plans, and other factors. If future demand or market conditions for our products are less favorable than those projected by management, or if our estimates prove to be inaccurate due to unforeseen technological changes, we may be required to record additional inventory provision which would negatively affect gross margins in the period when the write-downs were recorded. In prior periods, we had established a reserve to write off excess inventory that management believed would not be sold. For the nine months ended June 30, 2009, we disposed of fully-reserved inventory with a carrying value of $0 and an original cost at $176,000. The disposal of such inventory had no material impact on our revenue, gross margins and net loss for the three and nine months ended June 30, 2009. For the nine months ended June 30, 2009, we recognized a provision of $44,000 for excess and obsolete inventories as compared to $53,000 during the same period in the prior year. Inventory allowance was $699,000 as of June 30, 2009 compared to $850,000 as of September 30, 2008. The change in inventory allowance was primarily attributable to the disposal of fully-reserved inventory with a carrying value of $0 and an original cost of $176,000.

Warranty Cost.  We accrue for warranty costs based on estimated product return rates and the expected material and labor costs to provide warranty services. If actual products return rates, repair cost or replacement costs differ significantly from our estimates, then our gross margin could be adversely affected. The reserve for product warranties was $126,000 and $137,000 as of June 30, 2009 and September 30, 2008, respectively.

Results of Operations

The following table sets forth consolidated statements of operations data for the periods indicated as a percentage of net revenue:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008
Consolidated Statements of Operations Data:
Net revenue:
Hardware	87.2%	85.6%	86.2%	86.7%
Software	12.8	14.4	13.8	13.3
Total net revenue	100.0	100.0	100.0	100.0
Cost of revenue:
Hardware	37.6	39.4	41.4	39.1
Software	0.1	1.8	1.6	0.1
Total cost of revenue	37.7	41.2	43.0	39.2

Gross profit	62.3	58.8	57.0	60.8

Operating expenses:
Research and development	27.6	23.6	22.4	28.7
Sales and marketing	35.1	40.0	40.1	42.8
General and administrative	24.0	17.4	18.8	22.1

Total operating expenses	86.7	81.0	81.3	93.6

Loss from operations	(24.4)	(22.2)	(24.3)	(32.8)
Equity in net loss of investee	(0.1)	(0.0)	(0.0)	(0.1)
Interest and other income, net	1.2	1.0	1.7	0.9
Net loss before income taxes	(23.3)	(21.2)	(22.6)	(32.0)
Provision for income taxes	(0.0)	(0.0)	(0.0)	0.1

Net loss	(23.3)%	(21.2)%	(22.6)%	(31.9)%

Net Revenue

Net sales consist primarily of revenue from direct sales to end-users and resellers and sales to distributors.

We are organized and operate as two operating segments, the Americas and International. The Americas is comprised of the United States, Canada, Mexico, Central America and the Caribbean. The International segment is comprised of China, the United Kingdom and Norway.

The following table sets forth percentages of net revenue by geographic region with respect to such revenue for the periods indicated:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008
Americas	90%	87%	87%	86%
International	10%	13%	13%	14%
Total	100%	100%	100%	100%

Net revenue by customers that individually accounted for more than 10% of our revenue for the three and nine months ended June 30, 2009 and 2008, respectively, were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008
Synnex	31%	33%	30%	34%
Jenne(1)	17%	12%	17%	9%
Altisys	7%	10%	7%	14%
Graybar(2)	—	5%	—	11%
Total	55%	60%	54%	68%

(1)   In June 2009, we provided a notice to terminate our distribution agreement with Jenne Distributors, Inc., effective September 30, 2009. We believe the termination of our relationship with Jenne will not have a material impact on our business because we anticipate that revenue from other distributors will offset a portion of the lost revenue.

(2)   In April 2008, we terminated our distribution agreement with Graybar. The termination of our relationship with Graybar did not have a material impact on our business.

The following table sets forth percentage of net revenue by product type with respect to such revenue for the periods indicated:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008
Hardware	69%	86%	71%	86%
Software	13%	14%	13%	14%
Service Support Plans(1)	18%	5%	16%	3%
Total	100%	100%	100%	100%

(1) In the quarter ended June 30, 2008, revenue generated from these service support plans accounted for less than 10% of our total revenue. Our hardware revenue in the condensed consolidated statements of operations includes service support revenue generated primarily from our service support plans starting in September 2007.

Net revenue for the three months ended June 30, 2009 was $4.1 million as compared to $4.8 million for the three months ended June 30, 2008. Revenue generated in the Americas segment accounted for $3.7 million, or 90% of our total net revenue for the three months ended June 30, 2009, as compared to $4.2 million, or 87% of our total net revenue, for the three months ended June 30, 2008. Revenue generated in the International segment accounted for $402,000, or 10% of our total net revenue for the three months ended June 30, 2009, as compared to $646,000, or 13% of our total net revenue, for the three months ended June 30, 2008. In the Americas segment, during the three months ended June 30, 2009, we generated $787,000 in non-system related revenue, which is primarily revenue generated from our service support plans. The decrease in net revenue excluding non-system related revenue was approximately 23%.  The decrease in net revenue in the Americas segment was primarily attributable to a change in our product mix. The number of systems shipped was approximately 34% lower than the corresponding period in the previous year. However, the average revenue per system was higher by approximately 12% because sales of our smaller systems, with lower profit margins, decreased while sales of our larger systems, with higher profit margins, increased. The decrease in net revenue for both the Americas and the International segments is primarily due to reduced incoming orders because of the global economic downturn.

Net revenue for the nine months ended June 30, 2009 was $12.5million as compared to $13.8 million for the nine months ended June 30, 2008. Revenue generated in the Americas segment accounted for $10.9 million, or 87% of our total net revenue, as compared to $11.9 million, or 86% of our total net revenue, for the nine months ended June 30, 2009 and June 30, 2008, respectively. Revenue generated in the International segment accounted for $1.6 million, or 13% of our total net revenue, as compared to $1.9 million, or 14% of our total net revenue, for the nine months ended June 30, 2009 and June 30, 2008, respectively. In the Americas segment, during the nine months ended June 30, 2009, we generated approximately $2.1 million in non-system related revenue. Our non-system related revenue is primarily comprised of revenue generated from our service support plans.  The change in net revenue excluding non-system related revenue was a decrease of approximately 22%. The decrease in net revenue in the Americas segment was primarily attributable to a change in our product mix. The number of systems shipped was approximately 27% lower than the corresponding period in the previous year. However, the average revenue per system was higher by approximately 4% because sales of our smaller systems, with lower profit margins, decreased 37% while sales of our larger systems, with higher profit margins, increased 5%. The decrease in net revenue for both the Americas and the International segments is primarily due to reduced incoming orders because of the global economic downturn. Although we intend to focus on increasing international sales, we expect that sales to enterprise customers in the United States will continue to comprise the significant majority of our sales.

Cost of Revenue

Our cost of product revenue consists primarily of component and material costs, direct labor costs, provisions for excess and obsolete inventory, warranty costs and overhead related to the manufacturing of our products. The majority of these costs vary with the unit volumes of product sold.

Cost of revenue decreased to $1.5 million and $4.9 million for the three and nine months ended June 30, 2009, respectively, as compared to $1.9 million and $5.9 million for the three months ended June 30, 2008, respectively.  This decrease was primarily caused by a shift in our product mix in the period and the impact of lower sales volume over the prior year quarter. Cost of revenue as a percentage of net revenue decreased to 37% and 39% for the three and nine months ended June 30, 2009, respectively, as compared to 40% and 43% for the three and nine months ended June 30, 2008, respectively. This change was primarily attributable to an increase of our non-system related revenue.

Research and Development
Research and development expenses consist primarily of costs related to personnel and overhead expenses, consultant expenses and other costs associated with the design, development, prototyping and testing of our products and enhancements of our converged telephone system software. For both the three months ended June 30, 2009 and 2008, respectively, research and development expenses were $1.1 million. Research and development as a percentage of net revenue increased to 27% for the nine months ended June 30, 2009 from 24% for the same period in the previous fiscal year. Research and development expenses increased to $3.6 million, or 29% of net revenue, for the nine months ended June 30, 2009 from $3.1 million, or 22% of net revenue, for the same period in fiscal 2008. This increase in absolute dollars was driven by an increase in personnel-related and overhead expenses of approximately $230,000, and an increase of $132,000 in consulting related services. Additionally, research and development expenses increased in Shanghai, primarily as a result of an increase of $70,000 in personnel-related and overhead expenses.

We intend to continue to make investments in our research and development and we believe that focused investments in research and development are critical to the future growth and our ability to enhance our competitive position in the marketplace. We believe that our ability to develop and meet enterprise customer requirements is essential to our success. Accordingly, we have assembled a team of engineers with expertise in various fields, including voice and IP communications, unified communications network design, data networking and software engineering. Our principal research and development activities are conducted in San Jose, California and our subsidiary in Shanghai, China. Management continues to focus on cost control until business conditions improve. If business conditions deteriorate or the rate of improvement does not meet our expectations, we may implement additional cost-cutting actions.

Sales and Marketing

Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in marketing, sales and customer support functions, as well as trade shows, advertising, and promotional expenses. For the third quarter of fiscal 2009, sales and marketing expenses were $1.4 million, or 34% of net revenue, compared to $1.9 million, or 40% of net revenue for the third quarter of fiscal 2008. This expense decrease in absolute dollars was driven by a decrease of $92,000 in personnel-related expenses, a decrease of $89,000 in advertising expenses, a decrease of $81,000 in travel related expenses, a decrease of $90,000 in service related expenses, and a decrease of $49,000 in partner conference expenses. Sales and marketing expenses decreased to $5.4 million, or 43% of net revenue, from approximately $5.5 million, or 40% net revenue, for the same period in fiscal 2008. This decrease in absolute dollars was primarily attributable to a decrease of $109,000 in partner conference expenses.

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

General and Administrative

General and administrative expenses consist of salaries and related expenses for executive, finance and administrative personnel, facilities, allowance for doubtful accounts, legal and other general corporate expenses. For the third quarter of fiscal 2009, general and administrative expenses were $980,000, or 24% of net revenue, compared to $838,000, or 17% of net revenue for the third quarter of fiscal 2008. The increase in absolute dollars in general and administrative was primarily attributable to an increase of $162,000 in legal expenses associated with corporate governance matters, such as expenses related to our special meeting of stockholders held on June 18, 2009, the adoption of our 2009 Stock Plan and our 2009 Purchase Plan, and the preferred stock rights agreement filed with the SEC on April 23, 2009. These increased expenses were partially offset by a decrease of $28,000 in general and administrative expenses in China. General and administrative expenses for the nine months ended June 30, 2009 increased to $2.7 million, or 22% of net revenue, from $2.6 million, or 19% of net revenue, for the nine months ended June 30, 2008. This was mainly the result of a $268,000 increase in legal expenses associated with corporate governance matters, such as expenses related to our special meeting of stockholders held on June 18, 2009, the adoption of our 2009 Stock Plan and our 2009 Purchase Plan, and the preferred stock rights agreement filed with the SEC on April 23, 2009. This increase was offset by a decrease of $140,000 in non-cash stock based compensation expense, as required by SFAS No. 123(R).

Management continues to focus on cost control until business conditions improve. If business conditions deteriorate or the rate of improvement does not meet our expectations, we may implement cost-cutting actions.

Equity Investment in Common Stock of Private Company

In July 2004, we purchased common stock of a private Korean telecommunications company for approximately $79,000. As a result of this investment, we acquired approximately 23% of the voting power of the company. This gives us the right to nominate and elect one of the three members of the investee’s current board of directors. We are accounting for this investment using the equity method. For the three months ended June 30, 2009, the total equity loss with respect to this company was approximately $3,000 compared to net loss of $1,000 for the same period in fiscal 2008. For the nine months ended June 30, 2009 and 2008, the total equity loss with respect to this company was approximately $9,000 and $4,000, respectively.

Interest Expense and Other Income, Net

Interest expense primarily consists of interest incurred on our capital lease commitments and other income primarily consists of interest earned on cash, cash equivalents and short-term investments. Net interest and other income decreased to $50,000 and $110,000 for the three and nine months ended June 30, 2009, respectively, from $46,000 and $240,000 for the same periods in fiscal 2008. The decrease in interest and other income, net for the three and nine month periods ended June 30, 2009 as compared with the same periods of the prior year was a combination of lower invested balances, reduced cash balances and reduced rates of interest available for cash and investments in financial assets in fiscal 2009. In the longer term, we may generate less interest income if our total invested balance decreases and these decreases are not offset by rising interest rates or increased cash generated from operations or other sources.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through the sale of equity securities. As of June 30, 2009, we held cash and cash equivalents totaling $7.4 million.  Total cash and cash equivalents represents approximately 71% of total current assets for the quarter ended June 30, 2009.

During the nine months ended June 30, 2009, our net cash used in operating activities was $2.0million compared to $300,000 during the same period in fiscal 2008. This was primarily attributable to our net loss of $3.9 million, a decrease of $1.1 million in accounts receivable, a decrease of $260,000 in net inventories, a decrease of $498,000 in accounts payable, an increase of $246,000 in deferred revenue short-term and an increase of $199,000 in accrued liabilities in the nine-month period ended June 30, 2009. The cash impact of the loss for the nine months ended June 30, 2009 was partially offset by a non-cash expense of $501,000 in stock-based compensation expense and $176,000 in depreciation and amortization costs. Generally, as sales levels fall, we expect accounts receivable and accounts payable, and to a lesser extent inventories, to decrease. Inventories react more slowly because we outsource much of our production, and reduced demand takes time to be reflected back through our supply chain. Further, there will be routine fluctuations in these accounts from period to period that may be significant in amount. The increase in deferred revenue for the nine months ended June 30, 2009 was primarily due to an increase of $421,000 from our service support plans offset by a decrease of $175,000 in deferred channel revenue; due to the volume of products sold as opposed to what was shipped to distribution.  We work closely with our distributors to monitor channel inventory levels and attempt to ensure that appropriate levels of products are available to resellers and end users. Net cash used in operating activities of $300,000 in the nine months ended June 30, 2008 was primarily a result of net loss of $3.1 million, a decrease of $460,000 in accounts receivable, an increase of $391,000 in net inventories, an increase of $216,000 in accounts payable, an increase of $1.7 million in deferred revenue and an increase of $110,000 in accrued liabilities in the nine-month period ended June 30, 2009. The cash impact of the loss for the nine months ended June 30, 2008 was partially offset by non-cash adjustments of $187,000 in depreciation and amortization costs and non-cash stock-based compensation expense of $696,000.

Net accounts receivable decreased 43% from $2.4 million at September 30, 2008 to $1.3 million at June 30, 2009. Quarterly accounts receivable days sales outstanding (DSO) decreased from 43 days as of September 30, 2008 to 30 days as of June 30, 2009. Net accounts receivable and DSO decrease was primarily due to lower shipments and good collections during the third quarter of fiscal 2009.

Net inventories decrease 16% from $1.6 million at September 30, 2008 to $1.3 million at June 30, 2009. The decrease in net inventories during this period was the result of routine period to period fluctuations. Our annualized inventory turn rate, which represents the number of times inventory is replenished during the year, decreased from 5.3 turns as of September 30, 2008 to 4.6 turns as of June 30, 2009. Inventory management will continue to be an area of focus as we balance the need to maintain strategic inventory levels to help ensure competitive lead times with the risk of inventory obsolescence due to rapidly changing technology and customer requirements.

We ended the third quarter of fiscal 2009 with a cash conversion cycle of 65 days, as compared to 83 days for the third quarter of fiscal 2008. The cash conversion cycle is the duration between purchase of inventories and services and the collection of the cash from the sale of our products and services and is a metric on which we have focused as we continue to try to efficiently manage our assets. The cash conversion cycle results from the calculation of (a) the days of sales outstanding added to (b) the days of supply in inventories and reduced by (c) the days of payable outstanding.  The decrease in our cash conversion cycle was primarily due to good collections during the third quarter of fiscal 2009.

For the nine months ended June 30, 2009, net cash used in investing activities was $112,000 as compared to net cash provided by investing activities of $1.8 million during the same period in fiscal 2008. This was directly related to proceeds from maturities of short-term investments of approximately $5.8 million and purchases of short-term investments of approximately $5.4 million during the first nine months of fiscal 2009 as compared to proceed from maturities of short-term investments of approximately $36,000 and purchases of short-term investments of approximately $34,000 during fiscal 2008. The maturities of the Company’s short term investments are staggered throughout the year so that cash requirements are met. For the nine month period ended June 30, 2009, the Company spent approximately $269,000 on purchases of property and equipment compared to $145,000 for the nine month period ended June 30, 2008.  Additionally, for the third quarter of fiscal 2009, the Company reserved $200,000 as collateral for an irrevocable and negotiable standby letter of credit (the "Letter of Credit") as security for a facility lease. The $200,000 is recorded as part of the long-term deposit in the accompanying balance sheet as of June 30, 2009.

Net cash provided by financing activities for the nine months ended June 30, 2009 was approximately $102,000, as compared to net cash used in financing activities of $66,000 during the same period in fiscal 2008. This change was primarily attributable to the repurchase of our treasury stock of approximately $19,000 for the nine months ended June 30, 2009 as compared to $346,000 during the same period in fiscal 2008. During the nine months of fiscal 2009, proceeds from exercise of employee stock options represented approximately $121,000 as compared to $279,000 during the same period in the prior year.

On October 23, 2007, our Board of Directors approved the repurchase of up to $2.0 million of our common stock in the open market through November 12, 2008. On November 11, 2008, our Board of Directors extended the repurchase program by another year to November 14, 2009. Stock repurchases under this program may be made from time to time at our management’s discretion through November 14, 2009. When exercising such discretion, management will consider a variety of factors such as our stock price, general business and market conditions and other investment opportunities. The repurchase will be made in the open market and will be funded from available working capital. Pursuant to the 2007 authority, we repurchased $0 and 231,135 shares during the three and nine months ended June 30, 2008 at an aggregate cost of $0 and $367,000, respectively. Pursuant to the 2008 authority, we repurchased 23,800 shares in the nine months ended June 30, 2009 at an aggregate cost of $19,000. In April 2009, we suspended further purchases of stock under this program. For additional information, refer to note 4 to the accompanying unaudited consolidated financial statements.

The following table presents selected financial information for each of the fiscal periods indicated below (in thousands):

	June 30, 2009	September 30, 2008
Cash and cash equivalents	$7,390	$9,467
Short-term investments	—	400
Total cash, cash equivalents, short-term investments and time deposit	$7,390	$9,867

	Nine Months Ended June 30,
	2009	2008
Net cash used in operating activities	$(2,067)	$(300)
Net cash provided by (used in) investing activities	$(112)	$1,835
Net cash provided by (used in) financing activities	$102	$(66)
Net change in cash, cash equivalents, end of period	$(2,077)	$1,469

As of June30, 2009, our principal sources of liquidity included cash and cash equivalents of approximately $7.4 million.

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

We did not have any material commitments for capital expenditures as of June 30, 2009. We had total outstanding commitments on noncancelable capital and operating leases of $1.9 million as of June 30, 2009. Lease terms on our existing facility operating leases generally range from three to nine years. We believe that we have sufficient cash reserves to allow us to continue our current operations for more than a year.

Contractual Obligations

The following table presents certain payments due by us under contractual obligations with minimum firm commitments as of June 30, 2009 (in thousands):

	Payment Due by Period
Contractual Obligations	Total	Payments Due in Less Than 1 Year	Payments Due in 1 – 3 Years	Payments Due in 3 – 5 Years	Payments Due in More Than 5 Years
Operating leases obligation	$1,894	$141	$1,187	$556	$—
Capital leases obligation	44	11	33	—	—
Total contractual lease obligation	$1,938	$152	$1,220	$556	$—

Effects of Recently Issued Accounting Pronouncements

There were several critical recently issued accounting standards, described in our 2008 Annual Report, which we have adopted as of October 1, 2008. These included SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115,” and SFAS 157, “Fair Value Measurements.” None of these accounting standards have materially impacted the financial conditions, results of operations, or cash flow of the Company.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Interest Rate Risk

At June 30, 2009, our investment portfolio consisted primarily of cash and cash equivalents of $4.8 million. These securities are subject to interest rate risk and will decline in value if market interest rates increase. Our interest income and expense is most sensitive to fluctuations in the general level of U.S. interest rates. As such, changes in U.S. interest rates affect the interest earned on our cash, cash equivalents and short-term investments, and the fair value of those investments. Due to the short duration and conservative nature of these instruments, we do not believe that we have a material exposure to interest rate risk. For example, if market interest rates were to increase immediately and uniformly by 10% from levels as of June 30, 2009, the decline in the fair value of the portfolio would not have a material effect on our results of operations over the next fiscal year.

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

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of our quarter ended June 30, 2009 pursuant to Exchange Act Rule 13a-15 and 15d-15. The term “disclosure controls and procedures” is defined under the Exchange Act and means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of our quarter ended June 30, 2009, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the Company’s fiscal quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We have had a history of operating losses since our inception and, as of June 30, 2009, we had an accumulated deficit of $60.2 million.  We may incur operating losses in the future, and these losses could be substantial and impact our ability to attain profitability.  We do not expect to significantly increase expenditures for product development, general and administrative expenses, and sales and marketing expenses; however, if we cannot maintain current revenue or revenue growth, we will not achieve or sustain profitability or positive operating cash flows.  Even if we achieve profitability and positive operating cash flows, we may not be able to sustain or increase profitability or positive operating cash flows on a quarterly or annual basis.

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

We face competition from companies providing traditional private telephone systems.  Our principal competitors that produce these telephone systems are Avaya Communications, NEC and Nortel Networks.  We also compete against providers of multi-function telecommunications systems, including 3Com Corporation, Shoretel and Cisco Systems, as well as any number of future competitors.  Many of our competitors are substantially larger than we are and have significantly greater name recognition, financial resources, sales and marketing teams, technical and customer support, manufacturing capabilities and other resources.  These competitors also may have more established distribution channels and stronger relationships with service providers.  These competitors may be able to respond more rapidly to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion and sale of their products.  These competitors may enter our existing or future markets with products that may be less expensive, provide higher performance or additional features or be introduced earlier than our phone systems.  We also expect that other companies may enter our market with better products and technologies.  If any technology that is competing with ours is more reliable, faster, less expensive or has other advantages over our technology, then the demand for our products and services could decrease and harm our business.

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

We depend, in large part, on our ability to attract and retain highly skilled personnel, particularly engineers and sales and marketing personnel.  We need highly trained technical personnel to design and support our server-based telecommunications systems.  In addition, we need highly trained sales and marketing personnel to expand our marketing and sales operations in order to increase market awareness of our products and generate increased revenue.  Competition for highly trained personnel can at times be intense, especially in the San Francisco Bay Area where most of our operations are located.  We cannot be certain that we will be successful in our recruitment and retention efforts.  If we fail to attract or retain qualified personnel or suffer from delays in hiring required personnel, our business, financial condition and results of operations may be seriously harmed.

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

Sales through our three key distributors, Altisys Communications, Inc., Synnex Corporation and Jenne Distributors, Inc., accounted for 55% of our net revenue in the quarter ended June 30, 2009.  Our business and operating results will suffer if any one of these distributors does not continue distributing our products, fails to distribute the volume of our products that it currently distributes or fails to expand our customer base.  We also need to establish and maintain relationships with additional distributors and original equipment manufacturers. In June 2009, we provided a notice to terminate our distribution agreement with Jenne Distributors, Inc., effective September 30, 2009. We believe the termination of our relationship with Jenne will not have a material impact on our business because we anticipate that revenue from other distributors will offset a portion of the lost revenue.

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

Changing laws, regulations and standards relating to corporate governance and public disclosure, including new SEC regulations and NASDAQ National Market rules, creates uncertainty for companies such as ours.  These new or changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.  As a result, our efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. Further, our board members, chief executive officer, and chief financial officer could face an increased risk of personal liability in connection with the performance of their duties.  As a result, we may have difficulty attracting and retaining qualified board members and executive officers, which could harm our business.  If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, our reputation may be harmed.

Our facility is vulnerable to damage from earthquakes and other natural disasters and other business interruptions; any such damage could seriously or completely impair our business.

We perform final assembly, software installation and testing of our products at our facility in San Jose, California.  Our facility is located on or near known earthquake fault zones and may be subject to rolling electrical blackouts and is vulnerable to damage or interruption from fire, floods, earthquakes, power loss, telecommunications failures and similar events.  If such a disaster or interruption occurs, our ability to perform final assembly, software installation and testing of our products at our facility would be seriously, if not completely, impaired.  If we were unable to obtain an alternative place or way to perform these functions, our business, financial condition and results of operations would suffer.  The insurance we maintain may not be adequate to cover our losses against fires, floods, earthquakes and general business interruptions.

Our strategy to outsource assembly and test functions could delay delivery of products, decrease quality or increase costs.

We outsource a substantial amount of our product assembly and test functions.  This outsourcing strategy involves certain risks, including the potential lack of adequate capacity and reduced control over delivery schedules, manufacturing yield, quality and costs.  In the event that any significant subcontractors were to become unable or unwilling to continue to manufacture or test our products in the required volumes, we would have to identify and qualify acceptable replacements.  Finding replacements could take time and we cannot be sure that additional sources would be available to us on a timely basis.  Any delay or increase in costs in the assembly and testing of products by third-party subcontractors could seriously harm our business, financial condition and results of operations.

Our expansion in international markets has been slow and steady.  However, our plan is to accelerate this growth rate and will involve new risks that our previous domestic operations have not prepared us to address; our failure to address these risks could harm our business, financial condition and results of operations.

In the quarter ended June 30, 2009, approximately 10% of our net revenue came from customers outside of the Americas.  We intend to expand our international sales and marketing efforts.  Our efforts are subject to a variety of risks associated with conducting business internationally, any of which could seriously harm our business, financial condition and results of operations.  These risks include:

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

The United States and other countries in which we sell our products have standards for safety and other certifications that must be met for our products to be legally sold in those countries. We have tried to design our products to meet the requirements of the countries where we sell or plan to sell them. We also have obtained or are trying to obtain the certifications that we believe are required to sell our products in these countries. We cannot, however, guarantee that our products meet all of these standards or that we will be able to obtain any certifications required. In addition, there is, and will likely continue to be, an increasing number of laws and regulations pertaining to the products we offer and may offer in the future. These laws or regulations may include, for example, more stringent safety standards, requirements for additional or more burdensome certifications or more stringent consumer protection laws.

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

Our common stock could be delisted from the NASDAQ Capital Market.

The price of our common stock has traded below $1.00 per share for a significant period of time. If the bid price of our common stock remains below $1.00 per share for 30 consecutive trading days, we may fail to meet the minimum bid price requirement of $1.00, which may result in the delisting of our common stock from the NASDAQ Capital Market. The minimum bid requirement of $1.00 has until recently been suspended, but on August 3, 2009, the requirement was reinstated. We cannot assure you that we will be able to maintain out listing on the NASDAQ Capital Market.

If our common stock is delisted from the NASDAQ Capital Market, trading, if any, in our common stock may then continue to be conducted in the over-the-counter market in what are commonly referred to as the electronic bulletin board and the “pink sheets.” As a result, investors may find it more difficult to dispose of or obtain accurate quotations as to the market value of our common stock. In addition, we would be subject to rules promulgated by the SEC that, if we fail to meet criteria set forth in such rules, impose various practice requirements on broker-dealers who sell securities governed by those rules to persons other than established customers and accredited investors. Consequently, those rules may have a material adverse effect on the ability of broker-dealers to sell our securities, which may materially limit the market liquidity of our common stock and the ability of our stockholders to sell our securities in the secondary market.

A delisting of our common stock will also make us ineligible to use Form S-3 to register the sale of shares of our common stock or to register the resale of our securities with the SEC, thereby making it more difficult and expensive for us to register our common stock or other securities and raise additional capital.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On October 23, 2007, our Board of Directors approved the repurchase of up to $2.0 million of our common stock in the open market through November 12, 2008. On November 11, 2008, our Board of Directors extended the repurchase program by another year to November 14, 2009. Stock repurchases under this program may be made from time to time at our management’s discretion through November 14, 2009. When exercising such discretion, management will consider a variety of factors such as our stock price, general business and market conditions and other investment opportunities. The repurchase will be made in the open market and will be funded from available working capital. Pursuant to the 2007 authority, we repurchased $0 and 231,135 shares during the three and nine months ended June 30, 2008 at an aggregate cost of $0 and $367,000, respectively. Pursuant to the 2008 authority, we repurchased 23,800 shares in the nine months ended June 30, 2009 at an aggregate cost of $19,000. In April 2009, we suspended further purchases of stock under this program. For additional information, refer to note 4 to the accompanying unaudited consolidated financial statements.

Repurchases of our common stock under the latest Board of Directors’ authorization is represented in the following table:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased as Part of the Program
November 1, 2007 through November 30, 2007	16,413	$1.59	16,413	$1,973,965
December 1, 2007 through December 31, 2007	92,965	1.60	92,965	1,825,685
February 1, 2008 through February 29, 2008	80,218	1.66	80,218	1,692,660
March 1, 2008 through March 31, 2008	23,919	1.61	23,919	1,654,084
August 1, 2008 through August 31, 2008	7,211	1.21	7,211	1,645,374
September 1, 2008 through September 30, 2008	10,409	1.16	10,409	1,633,338
December 1, 2008 through December 31, 2008	10,400	0.77	10,400	1,625,311
January 1, 2009 through January 31, 2009	4,275	0.79	4,275	1,621,953
February 1, 2009 through February 28, 2009	3,325	0.87	3,325	1,619,045
March 1, 2009 through March 31, 2009	5,800	0.79	5,800	1,614,461
April 1, 2009 through June 30, 2009	—	—	—	—
Total	254,935	$1.51	254,935	$1,614,461

Item 4. Submission of Matters to a Vote of Security Holders

The following matters were submitted to a vote of security holders at our special meeting of stockholders held on June 18, 2009:

Proposal One:

To approve the 2009 Equity Incentive Plan:

Votes For	Votes Against	Abstentions
____7,602,823__	3,414,964	31,531

Proposal Two

To approve the 2009 Employee Stock Purchase Plan:

Votes For	Votes Against	Abstentions
8,447,887	2,553,275	48,156

Item 6. Exhibits.

Please refer to the Exhibit Index of this Quarterly Report on Form 10-Q.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTIGEN COMMUNICATIONS, INC.

Date: August 13, 2009	By:	/s/ Philip M. McDermott
Philip M. McDermott
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

3.1 (1)	Amended and Restated Certificate of Incorporation.

3.2 (2)	Second Amended and Restated Bylaws.

3.3(3)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of AltiGen Communications, Inc.

4.1(4)
Preferred Stock Rights Agreement, dated as of April 21, 2009, between AltiGen Communications, Inc. and Computershare Trust Company, N.A., including the Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B and C, respectively.

10.1(5)	2009 Equity Incentive Plan and forms of agreements thereunder.

10.2(6)	2009 Employee Stock Purchase Plan.

31.1	Certification of Principal Executive Officer, filed herewith.

31.2	Certification of Principal Financial Officer, filed herewith.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
___________________________________________

(1)	Incorporated by reference to exhibit filed with the Registrant's Registration Statement on Form S-1 (No. 333-80037) declared effective on October 4, 1999.
(2)	Incorporated by reference to exhibit filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.
(3)	Incorporated by reference to exhibit filed with the Registrant's Registration Statement on Form 8-A on April 23, 2009.
(4)	Incorporated by reference to exhibit filed with the Registrant's Current Report on Form 8-K on April 23, 2009.
(5)	Incorporated by reference to exhibit filed with the Registrant's Registration Statement on Form S-8 on June 29, 2009.
(6)	Incorporated by reference to exhibit filed with the Registrant's Registration Statement on Form S-8 on June 29, 2009.