Form 10-K
period 2009-09-30
ALTIGEN COMMUNICATIONS INC
filed 2009-12-28
CIK 1003607

Use these links to rapidly review the document

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2009
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 Or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 000-27427

ALTIGEN COMMUNICATIONS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-3204299 (I.R.S. Employer Identification Number)
410 East Plumeria Drive San Jose, CA (Address of principal executive offices)	95134 (Zip Code))

Registrant's telephone number, including area code: (408) 597-9000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value, and associated preferred stock purchase rights	The NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    NO ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $10,609,541 as of March 31, 2009, based on the closing price of our common stock as reported on The NASDAQ Capital Market on such date. Shares of common stock held by each officer and director and by each person known to own 5% or more of our outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of March 31, 2009, there were 15,861,680 shares of our common stock issued and outstanding.

         The number of shares outstanding of the registrant's common stock as of December 23, 2009 was 16,299,843.

DOCUMENTS INCORPORATED BY REFERENCE

         Certain sections of AltiGen Communications, Inc.'s definitive Proxy Statement for the 2010 Annual Meeting of Stockholders to be held on March 11, 2010 are incorporated by reference in Part III of this Form 10-K to the extent stated herein.

ALTIGEN COMMUNICATIONS, INC.
Form 10-K for the Year Ended September 30, 2009

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

        AltiGen's hardware and software products are available from independent authorized resellers and strategic partners. AltiGen's family of telephony solutions has been recognized for excellence with more than 40 industry awards since 1996.

        We generated net revenue of $17.4 million with a net loss of $4.7 million during fiscal year 2009. As of September 30, 2009, we had an accumulated deficit of $60.7 million. Net cash used in operating activities was $2.3 million in fiscal year 2009.

        Our principal executive office is located at 410 East Plumeria Drive, San Jose, California 95134. Our telephone number is (408) 597-9000. We were incorporated in California in May 1994, and we reincorporated into Delaware in June 1999.

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

INDUSTRY BACKGROUND

        We focus our sales efforts on medium and enterprise sized businesses, multi-site businesses, corporate branch offices, and call centers.

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

        Most telecommunications systems do not address the needs of businesses that need to transmit voice communications over both traditional telephone networks and packet-switching networks. For example, businesses may wish to route internal calls over their existing voice network and route calls between offices over packet-switched networks, all using the same telecommunications system. We believe a significant opportunity exists to provide medium and enterprise sized businesses with an integrated phone system that delivers the benefits of integrated, multi-function telecommunications systems using Internet protocol packet switching networks as well as traditional circuit-switched telephone networks.

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

        For customers with more advanced requirements, we provide AltiContact Manager. The product is available as a software upgrade to an existing MAXCommunications Server System (MAXCS System). For additional information regarding MAXCS System, see the section entitled "Product." This product is capable of skills-based routing, priority queuing, centralized call recording and advanced monitoring and reporting. This capability may be added on a per agent/supervisor basis as the customer grows. This allows a smaller business or branch office to enjoy the same capability as a large professional call center organization. If a customer has more than one location, call center calls can automatically be routed to other locations based on conditions the customer chooses.

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

  •
  Integration with Customer Relationship Management Software.  The MAXCommunicator Agent Edition and MAXCommunicator desktop interface provide automatic contact record retrieval and "screen pops" of contact records to a user's desktop. Microsoft Outlook users can type in a name to automatically retrieve telephone numbers and click and dial from an integrated contact record directory. We provide built-in integration with other Microsoft software applications like Microsoft Outlook and Microsoft Exchange.

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

IP720 Voice over IP Telephone

The IP720 is a fully featured SIP-compatible IP telephone designed to empower the user. Bringing stylish form and functionality to the desktop, the IP720 makes sophisticated features simple and intuitive to use. Users have single button access to voicemail, activity/presence selection, voicemail greeting selections, call recording, call conferencing, call transferring, and even placing calls to employees in other countries. The IP720 has integrated Power over Ethernet and Gigabit Ethernet support.

IP710 Voice over IP Telephone

The IP710 is a fully featured SIP-compatible, IP telephone designed to empower the user. Bringing stylish form and functionality to the desktop, the IP710 makes sophisticated features simple and intuitive to use. Users have single button access to voicemail, activity/presence selection, voicemail greeting selections, call recording, call conferencing, call transferring, and even placing calls to employees in other countries. Our IP710 Telephone was recognized in Internet Telephony Magazine as Product of Year for 2005. In the first quarter of fiscal year 2010, the IP710 is expected to reach end-of-life cycle and will be replaced by the IP720.

IP705 Voice over IP Telephone

The IP705 provides a subset of the IP710 VoIP telephone's features while offering the same level of voice quality at a reduced price. The IP705 was recognized as a 2006 Product of the Year by Internet Telephony Magazine.

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

Triton Trunk Board

The Triton Trunk Board is 12 port, microprocessor-controlled board that allows MAXCS systems to connect to analog central office telephone lines. This allows outbound and inbound calls to be carried over traditional analog central office telephone lines.

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

  •
  Changing one component in the system does not require other components to be changed.

        The following table sets forth percentages of net revenue by product type with respect to such revenue for the periods indicated:

	Fiscal Year Ended September 30,
	2009	2008	2007
Hardware	71%	86%	91%
Software	13%	14%	9%
Service Support Plans(1)	16%	—	—

Total	100%	100%	100%

(1)
In fiscal year 2008, revenue generated from these service support plans accounted for less than 1% of our total revenue. Our hardware revenue in the consolidated statements of operations includes service support revenue generated primarily from our service support plans starting in September 2007. We did not generate revenue from these service support plans in fiscal year 2007.

MARKETING, SALES AND CUSTOMER SUPPORT

Marketing

        Our marketing efforts currently focus on increasing demand for our products in the Americas, Europe and Asia Pacific. We are working to increase market awareness of our technology and demand for our products for medium and enterprise sized businesses and call center markets through public relations, print, email and web campaigns.

        To assist our distributors, dealers and strategic partners, we provide market development funds, marketing tools and technical and sales training developed specifically for our products. We expect that these programs will allow us to leverage the expertise and contacts of the local and regional reseller channels to create strong lead generation.

Sales

        In the United States, in fiscal year 2009, we added additional strategic account managers and business development personnel. In addition, we added new resellers and a distribution partner in the United Kingdom and Italy.

        We are organized and operate as two operating segments, the Americas and International. The Americas segment is comprised of the United States, Canada, Mexico, Central America and the Caribbean. The International segment is comprised of China, the United Kingdom, Italy and Holland. Our two geographical segments both sell the same products to the same types of customers.

        The following table sets forth percentages of net revenue by geographic region with respect to such revenue for the periods indicated:

	Fiscal Year Ended September 30,
	2009	2008	2007
Americas	86%	87%	90%
International	14%	13%	10%

Total	100%	100%	100%

        The following table sets forth a measure of profit or loss for each operating segment for the periods indicated (in thousands):

	Fiscal Year Ended September 30,
	2009	2008	2007
Americas	$(3)	$(211)	$(194)
International	$(4,707)	$(3,726)	$(742)

Total	$(4,710)	$(3,937)	$(936)

        The following table sets forth the total assets for each operating segment as of the periods indicated (in thousands):

	Fiscal Year Ended September 30,
	2009	2008	2007
Americas	$8,060	$11,438	$13,450
International	$3,271	$3,338	$1,800

Total	$11,331	$14,776	$15,250

        We currently have sales and support staff in more than 10 locations in the United States. Our inside sales group answers incoming calls from end users and refers new leads to a qualified dealer near each end user's location. The inside sales group is also responsible for account management of our smaller resellers. Our outside sales force, which is primarily based in the Americas, includes regional sales managers and technology solutions managers who work with our larger resellers and recruit new reseller partners. In fiscal year 2009, we continued our expansion to a more scalable reseller community by signing on an increasing number of resellers that currently sell traditional and Internet protocol telephone systems manufactured by companies such as Avaya Communications (Avaya) and Mitel Networks Corporation.

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

        The following table sets forth our net revenue by customers that individually accounted for more than 10% of our revenue for the periods indicated:

	Fiscal Year Ended September 30,
	2009	2008	2007
Synnex	30%	34%	50%
Jenne(1)	15%	12%	—
Fiserv(2)	10%	—	—
Altisys(3)	—	12%	16%
Graybar(4)	—	—	15%

Total	55%	58%	81%

(1)
We did not generate revenue from Jenne during fiscal year ended 2007. Additionally, in September 2009, we terminated our distribution agreement with Jenne. We believe the termination of our relationship with Jenne will not have a material impact on our business because we anticipate that revenue from other distributors will offset a portion of the lost revenue.

(2)
In August 2009, we entered into a reseller agreement with Fiserv Solutions, Inc. Our agreement with Fiserv has an initial term of ten years and will renew automatically for additional five year terms, provided that each party has the right to terminate the agreement for convenience upon ninety (90) days' written notice prior to the end of the initial term or any subsequent term of the agreement. We believe this relationship will contribute to revenue growth in fiscal 2010.

(3)
During fiscal year 2009, revenue generated from Altisys was less than 10% of our total revenue.

(4)
During fiscal year 2008, revenue generated through Graybar was less than 10% of our total revenue. Additionally, in April 2008, we terminated our distribution agreement with Graybar. The termination of our relationship with Graybar did not have a material impact on our business.

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

        We currently conduct the majority of our product development in-house. We also use a small number of independent contractors to assist with certain product development and testing activities. We intend to continue working with our strategic partners to enhance our products. As of September 30, 2009, we employed 55employees in engineering, research and development and support. A total of 31 of those employees were located in Shanghai, China.

        During fiscal years 2009, 2008, and 2007, our research and development expense was approximately $4.9 million, $4.2 million, and $3.4 million, respectively.

COMPETITION

        The markets for our products are intensely competitive, continually evolving and subject to changing technologies. We currently compete with Internet protocol and Internet protocol-enabled telecommunications systems, such as Avaya Inc., Mitel Networks Corporation, Shoretel Inc, and Cisco Systems, Inc. Many of our competitors are substantially larger than us and have significantly greater name recognition, financial, sales and marketing, technical, customer support, manufacturing and other resources. These competitors also may have more established distribution channels and stronger relationships with local, long distance and Internet service providers. These competitors may be able to respond more rapidly to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion and sale of their products.

        These competitors may enter our existing or future markets with products that may be less expensive, that may provide higher performance or additional features or that may be introduced more quickly than our products. In fiscal 2009, we believe that we continued to be both feature and price competitive. Additionally, we believe we provide a low ongoing cost of ownership. We believe that our principal competitive advantages include:

  •
  Leading provider of 100 percent Microsoft-based VoIP business phone systems and Unified Communications solutions;

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

        We believe that we compete favorably with our competitors on the basis of these factors. However, if we are not able to compete successfully against our current and future competitors, it will be difficult to acquire and retain customers, and we may experience revenue declines, reduced operating margins, loss of market share and diminished value in our services.

INTELLECTUAL PROPERTY

        We generally rely upon patent, copyright, trademark and trade secret laws to protect and maintain our proprietary rights for our technology and products. As of September 30, 2009, we have been issued three registered trademarks, "AltiGen™," "AltiServ™" and "Zoomerang™." In addition, the AltiGen logo is a trademark of ours in the United States and other jurisdictions. All other trademarks and trade names used in this Form 10-K are the property of their respective owners.

        We have filed several U.S. patent applications relating to various aspects of our client and server software, mixed-media communications and computer telephony. As of September 30, 2009, we have been issued sixteen U.S. patents. We expect to continue to file patent applications to protect our technology and products. We cannot be sure that our patent applications will result in the issuance of patents, or that any issued patents will provide commercially significant protection for our technology. We maintain a policy requiring our employees, consultants and other third parties to enter into confidentiality and proprietary rights agreements and to control access to software, documentation and other proprietary information. Notwithstanding the steps we have taken to protect our intellectual property rights, third parties may infringe or misappropriate our proprietary rights. Competitors may also independently develop technologies that are substantially equivalent or superior to the technologies we employ in our services.

MANUFACTURING AND ASSEMBLY

        Our manufacturing operations consist of two phases. In the first phase, we send out components of our products to a third party assembler. The third party assembler auto-inserts the components into the printed circuit boards. In the second phase, we insert the assembled circuit boards into the burn-in process for a minimum of two weeks and after that we perform the final test of the circuit boards. In fiscal year 2009, we engaged All Quality Services in Fremont, California and ISIS Surface Mounting, Inc. in San Jose, California as our third party assemblers. During fiscal 2009, four suppliers, Advantech Corporation, BCM Communications, Inc., Avnet Electronics and AAEON Electronics, Inc., provided us with approximately 79% of our hardware product components. We purchase fully-assembled chassis from Advantech Corporation, Internet protocol phones from BCM Communications, Inc., single board computers for our MAX product from AAEON Electronics, Inc. and raw material components from Avnet Electronics. As of September 30, 2009, our in-house manufacturing operations occupied approximately 6,000 square feet of our corporate headquarters in San Jose, California.

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

  •
  Advantech Corporation provides the chassis for our MAXCS Office products and some of our larger systems based on our specifications.

  •
  BCM Communications, Inc. manufactures our Internet protocol phone loaded with customized firmware to work with our system.

  •
  AAEON Electronics, Inc. manufactures single board computers for our MAX products.

        The loss of any key component supplier would adversely impact our business.

EMPLOYEES

        As of September 30, 2009, we had 115 full-time employees, including 55 in research and development and support, 39 in marketing and sales, 8 in operations, and 13 in finance and administration. Of these full-time employees, 66 were located in the United States and 49 in China. Our future success will depend, in part, on our ability to continue to attract, retain and motivate highly qualified technical, marketing, engineering and management personnel.

        We were incorporated in California in May 1994, and we reincorporated into Delaware in June 1999. Our corporate headquarters are located at 410 East Plumeria Drive, San Jose, California 95134. Our telephone number is (408) 597-9000. We maintain an Internet website at http://www.altigen.com. Our most recent annual report on Form 10-K and certain of our other filings with the Securities and Exchange Commission (SEC) are available through the Investor Relations section of our website. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other required filings and amendments to these filings are available on the SEC website at http://www.sec.gov, which can be reached from our Investor Relations website. In addition, you may read and copy any material we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

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

        We have had a history of operating losses since our inception and, as of September 30, 2009, we had an accumulated deficit of $60.7 million. We may incur operating losses in the future, and these losses could be substantial and impact our ability to attain profitability. We do not expect to significantly increase expenditures for product development, general and administrative expenses, and sales and marketing expenses; however, if we cannot maintain current revenue or revenue growth, we will not achieve or sustain profitability or positive operating cash flows. Even if we achieve profitability and positive operating cash flows, we may not be able to sustain or increase profitability or positive operating cash flows on a quarterly or annual basis.

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

        We face competition from companies providing traditional private telephone systems. Our principal competitors that produce these telephone systems are Avaya Communications and Mitel Networks Corporation. We also compete against providers of multi-function telecommunications systems, including Shoretel and Cisco Systems, as well as any number of future competitors. Many of our competitors are substantially larger than we are and have significantly greater name recognition, financial resources, sales and marketing teams, technical and customer support, manufacturing capabilities and other resources. These competitors also may have more established distribution channels and stronger relationships with service providers. These competitors may be able to respond more rapidly to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion and sale of their products. These competitors may enter our existing or future markets with products that may be less expensive, provide higher performance or additional features or be introduced earlier than our phone systems. We also expect that other companies may enter our market with better products and technologies. If any technology that is competing with ours is more reliable, faster, less expensive or has other advantages over our technology, then the demand for our products and services could decrease and harm our business.

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

        Sales through our three key distributors, Altisys Communications, Inc., Synnex Corporation and Jenne Distributors, Inc., accounted for 52% of our net revenue in fiscal year ended September 30, 2009. Our business and operating results will suffer if any one of these distributors does not continue distributing our products, fails to distribute the volume of our products that it currently distributes or fails to expand our customer base. We also need to establish and maintain relationships with additional distributors and original equipment manufacturers. In September 2009, we terminated our distribution agreement with Jenne. We believe the termination of our relationship with Jenne will not have a material impact on our business because we anticipate that revenue from other distributors will offset a portion of the lost revenue.

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

        For fiscal year 2009, approximately 14% of our net revenue came from customers outside of the Americas. We intend to expand our international sales and marketing efforts. Our efforts are subject to a variety of risks associated with conducting business internationally, any of which could seriously harm our business, financial condition and results of operations. These risks include:

  •
  tariffs, duties, price controls or other restrictions on foreign currencies or trade barriers, such as import or export licensing imposed by foreign countries, especially on technology;

  •
  potential adverse tax consequences, including restrictions on repatriation of cash or earnings;

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

        In addition, the stock market in general, and the market for technology companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors may seriously affect the market price of our common stock, regardless of our actual operating performance. In addition, in the past, following periods of volatility in the overall market and the market price of a particular company's securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management's attention and resources.

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

  •
  our stockholders may not act by written consent and are limited in their ability to call special stockholders' meetings; as a result, a holder, or holders, controlling a majority of our capital stock would be limited in their ability to take certain actions other than at annual stockholders' meetings or special stockholders' meetings called by the board of directors, the chairman of the board or the president;

  •
  our certificate of incorporation prohibits cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;

  •
  stockholders must provide advance notice to nominate individuals for election to the board of directors or to propose matters that can be acted upon at a stockholders' meeting, which may discourage or deter a potential acquiror from conducting a solicitation of proxies to elect the acquiror's own slate of directors or otherwise attempting to obtain control of our company; and

  •
  our board of directors may issue, without stockholder approval, shares of undesignated preferred stock; the ability to issue undesignated preferred stock makes it possible for our board of directors to issue preferred stock with voting or other rights or preferences that could impede the success of any attempt to acquire us.

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

        Our board of directors declared a dividend of one (1) right for each share of Common Stock under the terms and conditions of a Preferred Stock Rights Agreement by and between AltiGen and Computershare Trust Company, N.A. dated April 21, 2009, which right is exercisable for shares of AltiGen's Preferred Stock after the date on which a hostile acquiror obtains, or announces a tender offer for, 15% or more of the Company's Common Stock. If an acquiror obtains 15% or more of the Company's Common Stock, each stockholder (except the acquiror) may purchase either our Common Stock or in certain circumstances, the acquiror's Common Stock, at a discount, resulting in substantial dilution to the acquiror's interest. Such rights could delay or discourage a potential acquisition of AltiGen.

Our common stock could be delisted from the NASDAQ Capital Market.

        The price of our common stock has traded below $1.00 per share for a significant period of time. On September 15, 2009, we received notification from the NASDAQ Capital Market that the bid price of our common stock has been below $1.00 per share for 30 consecutive trading days. We have been granted 180 days, or until March 14, 2010, to regain compliance with the minimum bid requirement by maintaining a closing bid price of $1.00 per share or higher for a minimum of 10 consecutive trading days. If we fail to meet the minimum bid price requirement of $1.00 for 10 consecutive trading dates, our common stock may be delisted from the NASDAQ Capital Market. We cannot assure you that we will be able to maintain out listing on the NASDAQ Capital Market.

        If our common stock is delisted from the NASDAQ Capital Market, trading, if any, in our common stock may then continue to be conducted in the over-the-counter market in what are commonly referred to as the electronic bulletin board and the "pink sheets." As a result, investors may find it more difficult to dispose of or obtain accurate quotations as to the market value of our common stock. In addition, we would be subject to rules promulgated by the SEC that, if we fail to meet criteria set forth in such rules, impose various practice requirements on broker-dealers who sell securities governed by those rules to persons other than established customers and accredited investors. Consequently, those rules may have a material adverse effect on the ability of broker-dealers to sell our securities, which may materially limit the market liquidity of our common stock and the ability of our stockholders to sell our securities in the secondary market.

        A delisting of our common stock will also make us ineligible to use Form S-3 to register the sale of shares of our common stock or to register the resale of our securities with the SEC, thereby making it more difficult and expensive for us to register our common stock or other securities and raise additional capital.

Item 1B.    UNRESOLVED STAFF COMMENTS

        Not applicable.

Item 2.    PROPERTIES

        We lease approximately 27,576 square feet of space in San Jose, California in which our headquarters, sales, manufacturing and research and development facilities are located and which is used primarily by our Americas Segment. We have a lease agreement covering this property through June 2014. The agreement contains renewal options. Outside the United States, we lease approximately 8,201 square feet of a facility in Shanghai, China, where we conduct administration, research and development, sales and marketing, and another 4,841 square feet of a facility in Beijing, China to serve sales and marketing functions, which is used primarily by our International segment. We believe that our existing facilities both in the United States and China are adequate for our present needs in all material respects. If we require additional space, we believe that we will be able to obtain this space on commercially reasonable terms.

Item 3.    LEGAL PROCEEDINGS

        From time to time, we may become party to litigation and subject to various routine claims and legal proceedings that arise in the ordinary course of our business. In accordance with SFAS No. 5, Accounting Contingencies, we make a provision for liability when it is both probable that the liability has been incurred and the amount of the loss can be reasonably estimated. To date, these actions have not had a material adverse effect on our financial position, result of operations or cash flows. Although the results of litigation and claims cannot be predicted with certainty, we believe that the final outcome of such matters would not have a material adverse effect on our business, financial position, results of operation and cash flows. However, litigation is inherently unpredictable, and depending on the amount and timing, an unfavorable resolution of a matter could materially affect our future results of operations, cash flows or financial position in a particular period.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ended September 30, 2009.

PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        The information required by this item regarding equity compensation plans is incorporated by reference to the information set forth in Item 12 of this Annual Report on Form 10-K.

COMMON STOCK PRICE RANGE

        From October 4, 1999, the date of our initial public offering, to June 11, 2002, our common stock was traded on the NASDAQ National Market under the symbol "ATGN". Since June 12, 2002, our common stock has traded on the NASDAQ Capital Market under the symbol "ATGN." The following table sets forth, for the periods indicated, the high and low closing prices of our common stock on the NASDAQ Capital Market. As of September 30, 2009, we had approximately 77 stockholders of record of our common stock. We have never declared or paid any cash dividends on our capital stock. We currently expect to retain future earnings, if any, to support operations and to finance the growth and development of our business. We do not expect to pay cash dividends in the foreseeable future.

        The following table shows, for the periods indicated, the high and low intraday sales price per share of our common stock as reported by the NASDAQ Capital Market:

	Fiscal 2009		Fiscal 2008
	High	Low	High	Low
1st Quarter	$1.00	$0.50	$1.64	$1.24
2nd Quarter	$0.96	$0.62	$1.68	$1.32
3rd Quarter	$0.80	$0.61	$1.61	$1.11
4th Quarter	$1.10	$0.62	$1.30	$0.66

COMPANY STOCK PERFORMANCE

        The following performance graph and related information shall not be deemed "soliciting material" or to be "filed" with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that we specifically incorporate it by reference into such filing.

        The following graph compares the cumulative total stockholder return data for our stock for the period beginning September 30, 2004 and ending on September 30, 2009 to the cumulative return over such period of (i) The NASDAQ National Market Composite Index and (ii) the NASDAQ Telecommunications Index. The graph assumes $100 was invested on September 30, 2004 in our Common Stock and in each of the comparative indices, assuming the reinvestment of any dividends. Note that the historic stock price performance on the following graph is not necessarily indicative of future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among AltiGen Communications, Inc., The NASDAQ Composite Index
and The NASDAQ Telecommunications Index

	9/04	9/05	9/06	9/07	9/08	9/09
AltiGen Communications, Inc.	100.00	69.32	60.16	62.55	39.44	39.84
NASDAQ Composite	100.00	113.78	121.50	143.37	109.15	112.55
NASDAQ Telecommunications	100.00	117.46	132.97	183.38	129.72	139.70

*
$100 invested on 9/30/04 in stock & index-including reinvestment of dividends. Fiscal year ending September 30.

STOCK REPURCHASE PLAN

        On October 23, 2007, our Board of Directors approved the repurchase of up to $2.0 million of our common stock in the open market through November 12, 2008. On November 11, 2008, our Board of Directors extended the repurchase program by another year to November 14, 2009. Stock repurchases under this program were made from time to time at our management's discretion through November 14, 2009. When exercising such discretion, management considered a variety of factors such as our stock price, general business and market conditions and other investment opportunities. The repurchases were made in the open market and funded from available working capital. Pursuant to the 2007 authority, we repurchased 231,135 shares during the twelve months ended September 30, 2008 at an aggregate cost of $367,000. Pursuant to the 2008 authority, we repurchased 23,800 shares during the twelve months ended September 30, 2009 at an aggregate cost of $19,000. In April 2009, we suspended further purchases of stock under this program.

        Repurchases of our common stock under the latest Board of Directors' authorization is represented in the following table:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased as Part of the Program
November 1, 2007 through November 30, 2007	16,413	$1.59	16,413	$1,973,965
December 1, 2007 through December 31, 2007	92,965	1.60	92,965	1,825,685
February 1, 2008 through February 29, 2008	80,218	1.66	80,218	1,692,660
March 1, 2008 through March 31, 2008	23,919	1.61	23,919	1,654,084
August 1, 2008 through August 31, 2008	7,211	1.21	7,211	1,645,374
September 1, 2008 through September 30, 2008	10,409	1.16	10,409	1,633,338
December 1, 2008 through December 31, 2008	10,400	0.77	10,400	1,625,311
January 1, 2009 through January 31, 2009	4,275	0.79	4,275	1,621,953
February 1, 2009 through February 28, 2009	3,325	0.87	3,325	1,619,045
March 1, 2009 through March 31, 2009	5,800	0.79	5,800	1,614,461
April 1, 2009 through September 30, 2009	—	—	—	—

Total	254,935	$1.51	254,935	$1,614,461

STOCK OPTION EXCHANGE

        On September 1, 2009, we completed a stock option exchange program (the "Exchange Offer"). Pursuant to the Exchange Offer, eligible employees tendered, and we accepted for cancellation, eligible options to purchase 2,927,300 shares of our common stock, representing approximately 95% of the total shares of common stock underlying options eligible for exchange in the Exchange Offer. On September 1, 2009, the Company granted new options to eligible employees to purchase 2,927,300 shares of common stock in exchange for the cancellation of the tendered eligible options. The exercise price per share of the new options granted in the Exchange Offer was $0.86, the closing price of our common stock as reported by the NASDAQ Capital Market on September 1, 2009.

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

	Fiscal Year Ended September 30,
	2009	2008	2007	2006	2005
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Net revenue	$17,385	$18,897	$17,888	$17,896	$15,441
Cost of revenue	6,604	8,059	8,123	8,082	6,592

Gross profit	10,781	10,838	9,765	9,814	8,849
Operating expenses:
Research and development	4,924	4,216	3,373	3,740	3,496
Sales and marketing	7,037	7,552	5,277	4,353	3,943
General and administrative	3,654	3,322	2,497	2,058	1,946

Total operating expenses	15,615	15,090	11,147	10,151	9,385

Loss from operations	(4,834)	(4,252)	(1,382)	(337)	(536)
Equity in net income (loss) of investee	(9)	5	(4)	(36)	(12)
Interest and other income, net	118	310	461	380	237
Net income (loss) before income taxes	(4,725)	(3,937)	(925)	7	(311)
Income taxes	15	—	(11)	(19)	—

Net loss	$(4,710)	$(3,937)	$(936)	$(12)	$(311)

Basic and diluted net loss per share	$(0.30)	$(0.25)	$(0.06)	$(0.00)	$(0.02)

Weighted average and diluted shares used in computing basic net loss per share	15,937	15,745	15,363	14,964	14,605

	2009	2008	2007	2006	2005
	(In thousands)
Consolidated Balance Sheets Data:
Cash, cash equivalents and short-term investments	$7,397	$9,867	$9,907	$9,922	$9,422
Working capital(1)	4,994	8,687	11,551	11,027	10,133
Total long-term obligations	5,574	5,479	2,905	2,807	2,617
Total assets	11,331	14,776	15,250	14,644	13,335
Accumulated deficit	(60,741)	(56,031)	(52,094)	(51,158)	(51,146)
Total stockholders' equity	5,757	9,297	12,345	11,837	10,718

(1)
Working capital is defined as total current assets less total current liabilities.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION

        This Annual Report on Form 10-K includes "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements other than statements of historical fact are "forward-looking statements" for purposes of these provisions, including any statements regarding: projections of revenues, future research and development expenses, future selling, general and administrative expenses, other expenses, gross profit, gross margin, or other financial items; the plans and objectives of management for future operations; our exposure to interest rate risk; future economic conditions or performance; plans to focus on cost control. In some cases, forward-looking statements can be identified by the use of terminology such as "may," "will," "expects," "plans," "anticipates," "estimates," "potential," or "continue," or the negative thereof or other comparable terminology. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in Item 1A "Risk Factors" included elsewhere in this Annual Report on Form 10-K and in our other filings with the SEC. Furthermore, such forward-looking statements speak only as of the date of this report. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

OVERVIEW

        AltiGen Communications, Inc. ("we" or the "Company") is a leading provider of 100% Microsoft-based VoIP business phone systems and Unified Communications solutions. We design, deliver and support VoIP phone systems and call center solutions that combine high reliability with integrated IP communications applications. As one of the first companies to offer VoIP solutions, AltiGen has been deploying systems since 1996. We have more than 10,000 customers worldwide with over 15,000 systems in use. Our telephony solutions are primarily used by medium and enterprise sized businesses, companies with multiple locations, corporate branch offices, and call centers.

        AltiGen's systems are designed with an open architecture, built on industry standard Intel™ based servers, SIP™ compliant phones, and Microsoft Windows™ based IP applications. This adherence to widely used standards allows our solutions to both integrate with and leverage a company's existing technology investment. AltiGen's award winning, integrated IP applications suite provides customers with a complete business communications solution. Voicemail, Unified Messaging, Automatic Call Distribution, Call Recording, Call Activity Reporting, and Mobility solutions take advantage of the convergence of voice and data communications to achieve superior business results. We believe this enables our customers to implement communication systems solutions that have an increased return on investment versus past technology investments.

        We generated net revenue of $17.4 million with a net loss of $4.7 million during fiscal year 2009. As of September 30, 2009, we had an accumulated deficit of $60.7 million. Net cash used in operating activities was $2.3 million in fiscal year 2009.

        We derive our revenue from sales of our VoIP communications systems and call center solutions. Product revenue is comprised of direct sales to end-users and resellers and sales to distributors. Revenue from product sales to end users and resellers are recognized upon shipment. We defer recognition of revenue for sales to distributors until they resell our products to their customers. Upon shipment, we also provide a reserve for the estimated cost that may be incurred for product warranty. Under our distribution contracts, a distributor has the right, in certain circumstances, to return products it determines are overstocked, so long as it provides an offsetting purchase order for products in an amount equal to or greater than the dollar value of the returned products. In addition, we provide distributors protection from subsequent price reductions.

        Our cost of revenue consists of component and material costs, direct labor costs, provisions for excess and obsolete inventory, warranty costs and overhead related to the manufacturing of our products. Several factors that have affected and will continue to affect our revenue growth are the state of the economy, the market acceptance of our products, our ability to add new resellers and our ability to design, develop, and release new products. We engage third-party assemblers, which in fiscal year 2009 were All Quality Services in Fremont, California and ISIS Surface Mounting, Inc. in San Jose, California to insert the hardware components into the printed circuit board. We purchase fully-assembled chassis from Advantech Corporation, Internet protocol phones from BCM Communications, Inc., single board computers for our MAX product from AAEON Electronics, Inc. and raw material components from Avnet Electronics. We selected our manufacturing partners with the goals of ensuring a reliable supply of high-quality finished products and lowering per unit product costs as a result of manufacturing economies of scale. We cannot assure you that we will maintain the volumes required to realize these economies of scale or when or if such cost reductions will occur. The failure to obtain such cost reductions could materially adversely affect our gross margins and operating results.

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

CRITICAL ACCOUNTING POLICIES

        Revenue Recognition.    Revenue consists of direct sales to end-users, resellers and distributors. Revenue from sales to end-users and resellers is recognized upon shipment, when risk of loss has passed to the customer, collection of the receivable is reasonably assured, persuasive evidence of an arrangement exists, and the sales price is fixed and determinable. Net revenue consists of product revenue reduced by estimated sales returns and allowances. Sales to distributors are made under terms allowing certain rights of return and protection against subsequent price declines on our products held by the distributors. Upon termination of such distribution agreements, any unsold products may be returned by the distributor for a full refund. These agreements may be canceled without cause for convenience following a specified notice period. As a result of these provisions, we defer recognition of distributor revenue until such distributors resell our products to their customers. The amounts deferred as a result of this policy are reflected as "deferred revenue" in the accompanying consolidated balance sheets. The related cost of revenue is also deferred and reported in the consolidated balance sheets as inventory. We recognize revenue derived from sales to customers in China when the following elements are satisfied: customer takes ownership upon shipment and upon receipt of cash. Our short-term deferred revenue was $2.6 million and $2.5 million as of September 30, 2009 and September 30, 2008, respectively. As of September 30, 2009, our long-term deferred revenue was $154,000 compared to $73,000 as of September 30, 2008. The increase in both short-term and long-term deferred revenue was primarily the result of continued growth of our recurring revenue programs. These plans include both the Software Assurance Program, which provides our customers with new software releases and support for an annual fee, and the Premier Service Plan, which includes software assurance and extended hardware warranty.

        Service Support Programs.    In September 2007, we introduced our Software Assurance Program which provides our customers with the latest updates, new releases, and technical support for the applications they are licensed to use. In fiscal 2008, we initiated our Premier Service Plan, which includes software assurance and extended hardware warranty. These programs have an annual subscription and can range from one to three years. Sales from our service support programs are recorded as deferred revenue and recognized as revenue over the terms of their subscriptions. As of September 30, 2009, our service support deferred revenue was approximately $2.2 million compared to $1.8 million as of September 30, 2008, an increase of 23% over the same period in the prior year. Our new service plan offering remains a significant growth opportunity as we continue to add new service customers.

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

        Cash and Cash Equivalent.    We consider all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents. Cash and cash equivalents are invested in various investment grade institutional money market accounts, U.S. Agency securities and commercial paper. The Company's investment policy requires investments to be rated single-A or better. We also hold a total of $2.4 million in cash in China. A total of $2.2 million of this cash is held in a bank term deposit account.

        Short-Term Investments.    The Company's policy is to invest in highly-rated securities with strong liquidity and requires investments to be rated single-A or better. Short-term investments are comprised of U.S. Agency securities and commercial paper. Short-term investments are highly liquid financial instruments with original maturities greater than three months but less than one year and are classified as "available-for-sale" investments. We classify our available-for-sale securities as current assets and report them at their fair value. Further, we recognize unrealized gains and losses related to these securities as an increase or reduction in stockholders' equity.

        Inventory.    Inventory is stated at the lower of cost (first-in, first-out method) or market. Our inventory balance was $1.2 million and $1.5 million as of September 30, 2009 and September 30, 2008, respectively. We perform a detailed review of inventory each fiscal quarter, with consideration given to future customer demand for our products, obsolescence from rapidly changing technology, product development plans, and other factors. If future demand or market conditions for our products are less favorable than those projected by management, or if our estimates prove to be inaccurate due to unforeseen technological changes, we may be required to record additional inventory provision which would negatively affect gross margins in the period when the write-downs were recorded. In prior periods, we had established a reserve to write off excess inventory that management believed would not be sold. For the fiscal year ended September 30, 2009, we disposed of fully-reserved inventory with a carrying value of zero and an original cost at $176,000. The disposal of such inventory had no material impact on our revenue, gross margins and net loss for the twelve months ended September 30, 2009. For the fiscal year ended September 30, 2009, we recognized a provision of $17,000 for excess and obsolete inventories as compared to $12,000 for fiscal year ended September 30, 2008. Inventory allowance was $691,000 and $850,000 as of September 30, 2009 and 2008, respectively.

        Warranty Cost.    We accrue for warranty costs based on estimated product return rates and the expected material and labor costs to provide warranty services. If actual products return rates, repair cost or replacement costs differ significantly from our estimates, then our gross margin could be adversely affected. The reserve for product warranties was $122,000 and $137,000 as of September 30, 2009 and 2008, respectively.

        Share-Based Compensation.    The Company has estimated the fair value of stock-based compensation for stock options at the date of the grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model incorporates various assumptions including expected volatility, expected life and interest rate. The Company uses historical data to estimate option forfeitures. Expected volatility is based on historical volatility and the risk-free interest rate is based on U.S. Treasury yield in effect at the time of the grant for the expected life of the options. The Company does not anticipate paying any dividends in the foreseeable future and therefore used an expected dividend yield of zero in the option valuation model.

Results of Operations

        The following table sets forth consolidated statements of operations data for the periods indicated as a percentage of net revenue.

	Fiscal Year Ended September 30,
	2009	2008	2007
Consolidated Statements of Operations Data:
Net revenue:
Hardware	86.7%	86.2%	90.7%
Software	13.3	13.8	9.3

Total net revenue	100.0	100.0	100.0
Cost of revenue:
Hardware	37.9	41.4	44.7
Software	0.1	1.2	0.7

Total cost of revenue	38.0	42.6	45.4

Gross profit	62.0	57.4	54.6

Operating expenses:
Research and development	28.3	22.3	18.9
Sales and marketing	40.5	40.0	29.4
General and administrative	21.0	17.6	14.0

Total operating expenses	89.8	79.9	62.3

Loss from operations	(27.8)	(22.5)	(7.7)
Equity in net loss of investee	(0.1)	—	—
Interest and other income, net	0.7	1.7	2.6

Net loss before income taxes	(27.2)	(20.8)	(5.1)
Provision for income taxes	0.1	—	(0.1)

Net loss	(27.1)%	(20.8)%	(5.2)%

Fiscal Year Ended September 30, 2009 Compared to Fiscal Year Ended September 30, 2008

Net Revenue

        Net sales consist primarily of revenue from direct sales to end-users, resellers and distributors.

        We are organized and operate as two operating segments, the Americas and International. The Americas segment is comprised of the United States, Canada, Mexico, Central America and the Caribbean. The International segment is comprised of China, the United Kingdom, Italy and Holland.

        The following table sets forth percentages of net revenue by geographic region with respect to such revenue for the periods indicated:

	Fiscal Year Ended September 30,
	2009	2008
Americas	86%	87%
International	14%	13%

Total	100%	100%

        Net revenue by customers that individually accounted for more than 10% of our revenue for the twelve months ended September 30, 2009 and 2008, respectively, were as follows:

	Fiscal Year Ended September 30,
	2009	2008
Synnex	30%	34%
Jenne(1)	15%	12%
Fiserv(2)	10%	—
Altisys(3)	—	12%

Total	55%	58%

(1)
In September 2009, we terminated our distribution agreement with Jenne. We believe the termination of our relationship with Jenne will not have a material impact on our business because we anticipate that revenue from other distributors will offset a portion of the lost revenue.

(2)
In August 2009, we entered into a reseller agreement with Fiserv Solutions, Inc. Our agreement with Fiserv has an initial term of ten years and will renew automatically for additional five year terms, provided that each party has the right to terminate the agreement for convenience upon ninety (90) days' written notice prior to the end of the initial term or any subsequent term of the agreement. We believe this relationship will contribute to revenue growth in fiscal 2010.

(3)
During fiscal year 2009, revenue generated from Altisys was less than 10% of our total revenue.

        The following table sets forth percentages of net revenue by product type with respect to such revenue for the periods indicated:

	Fiscal Year Ended September 30,
	2009	2008
Hardware	71%	86%
Software	13%	14%
Service Support Plans(1)	16%	—

Total	100%	100%

(1)
In fiscal year 2008, revenue generated from these service support plans accounted for less than 1% of our total revenue. Our hardware revenue in the consolidated statements of operations includes service support revenue generated primarily from our service support plans starting in September 2007.

        Net revenue was $17.4 million in fiscal year 2009 as compared to $18.9 million in fiscal year 2008. Revenue generated in the Americas segment accounted for $15.0 million, or 86% of total net revenue, for fiscal year ended September 30, 2009 as compared to $16.5 million, or 87% of total net revenue, for fiscal year ended September 30, 2008. Revenue generated in the International segment accounted for $2.4 million, or 14% of our total net revenue, as compared to $2.4 million, or 13% of our total net revenue, for fiscal year ending September 30, 2009 and 2008, respectively. In the Americas segment, in fiscal year 2009, we generated $2.8 million in non-system related revenue, which is primarily revenue generated from our service support plans as compared to $1.0 million in fiscal year 2008. The change in net revenue excluding non-system related revenue was a decrease of approximately 23%. This decrease in the Americas segment was primarily the result of changes in unit sales volume of existing products. The number of systems shipped in fiscal year 2009 was approximately 28% lower than the previous year. However, the average revenue per system was higher by approximately 7% because our smaller systems, with lower profit margins, decreased while sales of our larger systems, with higher profit margins, increased. The decrease in net revenue for the Americas is primarily due to reduced incoming orders because of the global economic downturn. Although we intend to focus on increasing international sales, we expect that sales to enterprise customers in the United States will continue to comprise the significant majority of our sales.

Cost of Revenue

        Our cost of product revenue consists primarily of component and material costs, direct labor costs, provisions for excess and obsolete inventory, warranty costs and overhead related to the manufacturing of our products. The majority of these costs vary with the unit volumes of product sold.

        Cost of revenue decreased to $6.6 million in fiscal year 2009 compared to $8.1 million in fiscal year 2008. This decrease was primarily caused by a shift in our product mix and the impact of lower sales volume over the prior year. Cost of revenue as a percentage of net revenue decreased to 38% for fiscal year ended September 30, 2009 from 43% in fiscal year 2008. This change was primarily attributable to an increase of our non-system related revenue.

Research and Development ("R&D") Expenses

        Research and development expenses consist primarily of costs related to personnel and overhead, consultant expenses and other costs associated with design, development, prototyping and testing of our products and enhancements of our converged telephone system software. Research and development expenses increased 17% to $4.9 million in 2009 from $4.2 million in fiscal year 2008. The increase in R&D expense in absolute dollars was driven by an increase in personnel-related expense of approximately $353,000 and an increase of $110,000 in consulting related services. Research and development expenses as a percentage of revenue increased from 22% in fiscal year 2008 to 28% in fiscal year 2009.

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

Sales and Marketing Expenses

        Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in marketing, sales and customer support functions, as well as trade shows, advertising, and promotional expenses. Sales and marketing expenses decreased by approximately $515,000, or 7% from $7.6 million in fiscal year 2008 to $7.0 million in fiscal year 2009. The expense decrease in fiscal 2009, as compared to fiscal 2008 in absolute dollars, was primarily driven by a decrease of approximately $81,000 in partner conference expenses and $394,000 in advertising expenses.

Sales and marketing expenses as a percentage of net revenue for both fiscal years 2009 and 2008 were 40%.

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

General and Administrative ("G&A") Expenses

        General and administrative expenses consist of salaries and related expenses for executive, finance, human resources and administrative personnel, facilities, allowance for doubtful accounts, legal and other general corporate expenses. General and administrative expenses increased 10% to $3.6 million in 2009 from $3.3 million in 2008. The increase in absolute dollars in general and administrative was primarily attributable to an increase of $353,000 in legal expenses associated with corporate governance matters, such as expenses related to our special meeting of stockholders held on June 18, 2009, the adoption of our 2009 Stock Plan and our 2009 Purchase Plan, and the preferred stock rights agreement filed with the SEC on April 23, 2009. Other factors included an increase of $133,000 in service-related expenses. These increased expenses were partially offset by a decrease of $132,000 in non-cash stock based compensation expenses and a decrease of $47,000 in travel related expenses. General and administrative expenses as a percentage of revenue increased from 18% in fiscal year 2008 to 21% in fiscal year 2009.

        Management continues to focus on cost control until business conditions improve. If business conditions deteriorate or the rate of improvement does not meet our expectations, we may implement cost-cutting actions

Equity Investment in Common Stock of Private Company

        In July 2004, we purchased common stock of a private Korean telecommunications company for approximately $79,000. As a result of this investment, we acquired approximately 23% of the voting power of the company. This gives us the right to nominate and elect one of the three members of the company's current board of directors. We are accounting for this investment using the equity method and record our minority interest of their results in our results of operations. For the fiscal years ended September 30, 2009 and 2008, product sales revenue from this company was approximately $19,000 and $49,000, respectively. Our accounts receivable from this company increased to $22,000 as of September 30, 2009 from $18,000 as of September 30, 2008. As of September 30, 2009 and 2008, total equity in net losses of Korea investee was approximately $9,000 and $3,000, respectively.

Interest Expense and Other Income, Net

        Interest expense primarily consists of interest incurred on our capital lease commitments and other income primarily consists of interest earned on cash, cash equivalents and short-term investments. Net interest and other income decreased to $118,000 in fiscal year 2009 from $310,000 in fiscal year 2008. The decrease in interest and other income, net in fiscal year 2009 as compared to fiscal year 2008 was a combination of lower invested balances, reduced cash balances and reduced rates of interest available for cash and investments in financial assets in fiscal 2009. In the longer term, we may generate less interest income if our total invested balance decreases and these decreases are not offset by rising interest rates or increased cash generated from operations or other sources.

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

        Net revenue by customers that individually accounted for more than 10% of our revenue for the twelve months ended September 30, 2008 and 2007, respectively, were as follows:

	Fiscal Year Ended September 30,
	2008	2007
Altisys	12%	16%
Synnex	34%	50%
Jenne(1)	12%	—
Graybar(2)	—	15%

Total	58%	81%

(1)
We did not generate revenue from Jenne during fiscal year ended 2007.

(2)
During fiscal year ended September 30, 2008, revenue generated from Graybar was less than 10% of our total revenue. Additionally, in April 2008, we terminated our distribution agreement with Graybar.

        The following table sets forth percentage of net revenue by product type with respect to such revenue for the periods indicated:

	Fiscal Year Ended September 30,
	2008	2007
Hardware(1)	86%	91%
Software	14%	9%

Total	100%	100%

(1)
Our hardware revenue includes service support revenue generated primarily from our service support programs starting in September 2007. During fiscal years 2008 and 2007, revenue generated from these service support programs accounted for less than 10% of our total revenue.

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

Research and Development ("R&D") Expenses

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

Sales and Marketing Expenses

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

General and Administrative ("G&A") Expenses

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

Equity Investment in Common Stock of Private Company

        In July 2004, we purchased common stock of a private Korean telecommunications company for approximately $79,000. As a result of this investment, we acquired approximately 23% of the voting power of the company. This gives us the right to nominate and elect one of the three members of the company's current board of directors. We are accounting for this investment using the equity method. For the fiscal years ended September 30, 2008 and September 30, 2007, product sales revenue from this company was $49,000 and $33,000, respectively. Our accounts receivable from this company was $18,000 as of September 30, 2008 compared to $16,000 as of September 30, 2007. As of September 30, 2008 and 2007, total equity in net losses of Korea investee was approximately $3,000 and $4,000, respectively.

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

Liquidity and Capital Resources

        Since inception, we have financed our operations primarily through the sale of equity securities. As of September 30, 2009 and 2008, we held cash, cash equivalents and short-term investments totaling $7.4 million and $9.8 million, respectively. Total cash, cash equivalents and short-term investments represents approximately 72% and 70% of total current assets for fiscal years 2009 and 2008, respectively.

        The following table summarizes our cash and cash equivalents and short-term investments as of September 30:

	2009	2008	2007
	(In thousands)
Cash and cash equivalents	$7,397	$9,467	$6,111
Short-term investments	—	400	3,796

Total cash, cash equivalents and short-term investments	$7,397	$9,867	$9,907

        The following table shows the major components of our consolidated statements of cash flows for the last three fiscal years:

	Fiscal Year Ended September 30,
	2009	2008	2007
	(In thousands)
Cash and equivalents, beginning of period	$9,467	$6,111	$5,053
Cash (used in) provided by operating activities	(2,196)	77	(712)
Cash (used in) provided by investing activities	(139)	3,300	931
Cash (used in) provided by financing activities	103	(21)	839

Cash and equivalents, end of period	$7,397	$9,467	$6,111

        In fiscal year 2009, our net cash used in operating activities was $2.2 million compared to net cash provided by operating activities of $77,000 during the same period in fiscal 2008. This was primarily attributable to our net loss of $4.7 million for fiscal year 2009, a decrease of $878,000 in accounts receivable, a decrease of $328,000 in net inventories, a decrease of $69,000 in accounts payable, an increase of $165,000 in deferred revenue and an increase of $46,000 in other long-term liabilities. The cash impact of the loss for the twelve months ended September 30, 2009 was partially offset by a non-cash expense of $905,000 in stock-based compensation and $250,000 in depreciation and amortization costs. Generally, as sales levels fall, we expect accounts receivable and accounts payable, and to a lesser extent inventories, to decrease. Inventories react more slowly because we outsource much of our production, and reduced demand takes time to be reflected back through our supply chain. Further, there will be routine fluctuations in these accounts from period to period that may be significant in amount.

        Net accounts receivable decreased 36% from $2.4 million at September 30, 2008 to $1.5 million at September 30, 2009. Our days sales outstanding (DSO) decreased from 43 days as of September 30, 2008 to 29 days as of September 30, 2009. Net accounts receivable and DSO decrease was primarily due to lower shipments and quicker collections during the fourth quarter of fiscal 2009. As we continue to focus on developing products that allow us to enhance our position in our target market segment and enter new markets, we expect to achieve our goal of revenue growth for fiscal year 2010.

        Net inventories decreased 21% from $1.6 million at September 30, 2008 to $1.2 million at September 30, 2009. The decrease in net inventories during the fiscal year ended September 30, 2009 was largely due to a write off of certain obsolete inventories as a result of our concerted effort to reduce inventory levels to a lower level in fiscal year 2009. Our annualized inventory turn rate, which represents the number of times inventory is replenished during the year, increased from 5.3 turns as of September 30, 2008 to 5.5 turns as of September 30, 2009. Inventory management will continue to be an area of focus as we balance the need to maintain strategic inventory levels to help ensure competitive lead times with the risk of inventory obsolescence due to rapidly changing technology and customer requirements.

        We ended the fourth quarter of fiscal 2009 with a cash conversion cycle of 55 days, as compared to 77 days for the fourth quarter of fiscal 2008. The cash conversion cycle is the duration between purchase of inventories and services and the collection of the cash from the sale of our products and services and is a metric on which we have focused as we continue to try to efficiently manage our assets. The cash conversion cycle results from the calculation of (a) the days of sales outstanding added to (b) the days of supply in inventories and reduced by (c) the days of payable outstanding. The decrease in our cash conversion cycle was primarily due to quicker collections during the fourth quarter of fiscal 2009.

        Net cash used in investing activities was $139,000 as compared to net cash provided by investing activities of $3.3 million in fiscal year 2008. This was directly related to proceeds from maturities of short-term investments of approximately $5.8 million and purchases of short-term investments of approximately $5.4 million in fiscal year 2009 as compared to proceeds from maturities of short-term investments of approximately $48.0 million and purchases of short-term investments of approximately $45.0 million during fiscal 2008. The maturities of the Company's short term investments are staggered throughout the year so that cash requirements are met. During fiscal year 2009, the Company spent approximately $328,000 on purchases of property and equipment compared to $182,000 in fiscal year 2008. Additionally, in fiscal 2009 we reserved $200,000 as collateral for an irrevocable and negotiable standby letter of credit (the "Letter of Credit") as security for a facility lease. The $200,000 is recorded as part of the long-term deposit in the accompanying consolidated balance sheet.

        Net cash provided by financing activities was approximately $103,000, as compared to net cash used in financing activities of $21,000 during fiscal 2008.This change was primarily attributable to the repurchase of our treasury stock of approximately $19,000 in fiscal 2009 as compared to $367,000 in fiscal 2008. During fiscal 2009, proceeds from issuance of common stock under employee stock plans represented approximately $122,000 as compared to $346,000 in fiscal 2008.

        On October 23, 2007, our Board of Directors approved the repurchase of up to $2.0 million of our common stock in the open market through November 12, 2008. On November 11, 2008, our Board of Directors extended the repurchase program by another year to November 14, 2009. Stock repurchases under this program were be made from time to time at our management's discretion through November 14, 2009. When exercising such discretion, management considered a variety of factors such as our stock price, general business and market conditions and other investment opportunities. The repurchases were made in the open market and funded from available working capital. Pursuant to the 2007 authority, we repurchased 231,135 shares during the twelve months ended September 30, 2008 at an aggregate cost of $367,000. Pursuant to the 2008 authority, we repurchased 23,800 shares during the twelve months ended September 30, 2009 at an aggregate cost of $19,000. In April 2009, we suspended further purchases of stock under this program.

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

        We did not have any material commitments for capital expenditures as of September 30, 2009. We had total outstanding commitments on noncancelable capital and operating leases of $1.8 million as of September 30, 2009. Lease terms on our existing facility operating leases generally range from three to nine years. We believe that we have sufficient cash reserves to allow us to continue our current operations for more than a year.

Contractual Obligations

        The following table depicts our contractual obligations as of September 30, 2009:

	Payments Due by Period
Contractual Obligations	Total	Payments Due in Less Than 1 Year	Payments Due in 1 - 3 Years	Payments Due in 3 - 5 Years	Payments Due in More Than 5 Years
	(In thousands)
Operating leases obligation	$1,753	$583	$922	$248	$—
Capital leases obligation	33	33	—	—	—

Total contractual lease obligation	$1,786	$616	$922	$248	$—

Recently Issued Accounting Pronouncements

        In October 2008, the Company adopted FASB ASC 820-10, Fair Value Measurements and Disclosures—Overall ("ASC 820-10") with respect to its financial assets and liabilities. In February 2008, the FASB issued updated guidance related to fair value measurements, which is included in the Codification in ASC 820-10-55, Fair Value Measurements and Disclosures—Overall—Implementation Guidance and Illustrations. The updated guidance provided a one year deferral of the effective date of ASC 820-10 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company will adopt the provisions of ASC 820-10 for non-financial assets and non-financial liabilities effective October 1, 2009, and such adoption is not expected to have a material impact on the Company's consolidated results of operations, financial condition or liquidity.

        In June 2009, the Company adopted FASB ASC 855-10, Subsequent Events—Overall ("ASC 855-10"). ASC 855-10 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date—that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. Adoption of ASC 855-10 did not have a material impact on the Company's consolidated results of operations, financial position or liquidity. See the "Subsequent Events" section in Note 1to the consolidated financial statements for the related disclosures.

        In June 2009, the Company adopted FASB ASC 825-10-65, Financial Instruments—Overall—Transition and Open Effective Date Information ("ASC 825-10-65"). ASC 825-10-65 amends ASC 825-10 to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements and also amends ASC 270-10, Presentation—Interim Reporting—Overall, to require those disclosures in all interim financial statements. The adoption of ASC 825-10-65 did not have a material impact on the Company's consolidated results of operations, financial position or liquidity.

        In June 2009, the FASB issued The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (the "Codifications"), a replacement of the existing codification standards. The Codification, which was launched on July 1, 2009, became the single source of authoritative non-governmental U.S. generally accepted accounting principles (GAAP), superseding various existing authoritative accounting pronouncements. The Codification eliminates the existing GAAP hierarchy and establishes one level of authoritative GAAP. All other literature is considered non-authoritative. This Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company adopted the Codification in the fourth quarter of 2009. There was no change to the Company's consolidated financial statements due to the implementation of the Codification other than changes in reference to various authoritative accounting pronouncements in its notes to the consolidated financial statements.

        In September 2009, FASB issued ASU 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. As summarized in ASU 2009-13, ASC Topic 605 has been amended (1) to provide updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and the consideration allocated; (2) to require an entity to allocate revenue in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence ("VSOE") or third-party evidence of selling price; and (3) to eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method. The accounting changes summarized in ASU 2009-14 and ASU 2009-13 are both effective for fiscal years beginning on or after June 15, 2010, with early adoption permitted. Adoption may either be on a prospective basis or by retrospective application. The Company is currently assessing the impact of this guidance to its consolidated financial statements.

        In October 2009, FASB issued ASU 2009-14, Software (Topic 985)—Certain Revenue Arrangements That Include Software Elements. This standard changes the accounting model for revenue arrangements that include both tangible products and software elements. Under this guidance, tangible products containing software components and nonsoftware components that function together to deliver the tangible product's essential functionality are excluded from the software revenue guidance in Subtopic 985-605, Software-Revenue Recognition. In addition, hardware components of a tangible product containing software components are always excluded from the software revenue guidance. FASB Accounting Standards Updates 2009-14 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company is currently assessing the impact of this guidance to its consolidated financial statements.

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Interest Rate Risk

        At September 30, 2009, our investment portfolio consisted primarily of cash and cash equivalents of $7.4 million. These securities are subject to interest rate risk and will decline in value if market interest rates increase. Our interest income and expense is most sensitive to fluctuations in the general level of U.S. interest rates. As such, changes in U.S. interest rates affect the interest earned on our cash, cash equivalents and short-term investments, and the fair value of those investments. Due to the short duration and conservative nature of these instruments, we do not believe that we have a material exposure to interest rate risk. For example, if market interest rates were to increase immediately and uniformly by 10% from levels as of September 30, 2009, the decline in the fair value of the portfolio would not have a material effect on our results of operations over the next fiscal year.

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

1.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

        The following Consolidated Financial Statements are filed as part of this report:

2.
INDEX TO FINANCIAL STATEMENT SCHEDULE

        The following financial statement schedule is submitted herewith:

Page
Schedule II—Valuation and Qualifying Accounts	77

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

Item 9A.    CONTROL AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        Based on an evaluation under the supervision and with the participation of our management, our Chief Executive Officer("CEO") and Chief Financial Officer (("CFO") have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act") were effective as of September 30, 2009 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

        As required by Rule 13a-15(d) of the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our "internal control over financial reporting" as defined in Exchange Act Rule 13a-15(f) to determine whether any changes in our internal control over financial reporting occurred during the fourth quarter of fiscal 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there have been no such changes during the fourth quarter of fiscal 2009.

Item 9B.    OTHER INFORMATION

        None.

PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information concerning our directors and executive officers required by this Item is incorporated by reference from the information set forth in the sections entitled "Election of Directors", "Code of Business Conduct and Ethics", "Executive Officers", and "Section 16(a) Beneficial Ownership Reporting Compliance" in our Proxy Statement related to the Annual Stockholder Meeting to be held on March 11, 2010, to be filed by the Company with the SEC (the "Proxy Statement").

Item 11.    EXECUTIVE COMPENSATION

        The information required by this section is incorporated by reference from the information in the section titled "Executive Compensation and Other Matters" in our Proxy Statement for the Annual Stockholder Meeting to be held on March 11, 2010.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this section is incorporated by reference from the information in the section titled: "Security Ownership of Certain Beneficial Owners and Management" in our Proxy Statement for the Annual Stockholder Meeting to be held on March 11, 2010.

Equity Compensation Plan Information

        The following table summarizes information about our existing equity compensation plans as of September 30, 2009. All outstanding awards relate to our common stock.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(c)
Equity compensation plans approved by security holders:
Option plans	4,362,891	$0.91	2,645,741
Employee stock purchase plan	—	—	1,500,000
Equity compensation plans not approved by security holders	—	—	—

Total	4,362,891	$0.91	4,145,741

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by this item regarding certain relationships and related transactions is incorporated by reference to the information set forth in the section titled "Certain Relationships and Related Transactions" in our Proxy Statement for the Annual Stockholder Meeting to be held on March 11, 2010.

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this item regarding audit and non-audit fees is incorporated by reference to the information set forth in the section titled "Audit and Non-Audit Fees" in our Proxy Statement for the Annual Stockholder Meeting to be held on March 11, 2010.

PART IV

Item 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
The following documents are filed as a part of this Annual Report on Form 10-K.

1.
FINANCIAL STATEMENTS

2.
FINANCIAL STATEMENT SCHEDULES

        The following financial statement schedule is submitted herewith:

Page
Schedule II—Valuation and Qualifying Accounts	77

        (All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.)

3.
EXHIBITS

        The following exhibits are included in this Annual Report on Form 10-K (numbered in accordance with Item 601 of Regulation S-K):

Exhibit Number		Description
3.1	(1)	Amended and Restated Certificate of Incorporation.

3.2	(5)	Second Amended and Restated Bylaws.

3.3	(10)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of AltiGen Communications, Inc.

4.1	(11)	Preferred Stock Rights Agreement, dated as of April 21, 2009, between AltiGen Communications, Inc. and Computershare Trust Company, N.A., including the Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B and C, respectively.

4.2	(1)	Specimen common stock certificates.

4.3	(1)	Third Amended and Restated Rights Agreement dated May 7, 1999 by and among AltiGen Communications, Inc. and the Investors and Founder named therein.

10.1	(1)	Form of Indemnification Agreement.

10.2	(1)	1994 Stock Option Plan, as amended, and form of stock option agreement.

10.3	(4)	1999 Stock Plan, as amended, and form of stock option agreement.

10.4	(3)	1999 Employee Stock Purchase Plan, as amended, and forms of subscription agreement and notice of withdrawal.

Exhibit Number		Description
10.5		Lease agreement: 410 East Plumeria Drive, San Jose, California between FSP Montague Business Center Corp., a Delaware Corporation and AltiGen Communications, Inc., dated April 16, 2009.

10.6	(1)	Employment Agreement by and between the Registrant and Philip McDermott, dated June 8, 1999.

10.7	(9)	Amended and Restated Executive Employment Agreement by and between Philip McDermott and the Company, dated March 6, 2009.

10.8	(7)	Executive Employment Agreement by and between Jeremiah J. Fleming and the Company, dated December 18, 2007.

10.9	(9)	Executive Employment Agreement by and between Gilbert Hu and the Company, dated March 6, 2009.

10.10	(2)++	OEM Agreement between AltiSys Communications and AltiGen Communications, Inc., dated January 18, 1999.

10.12	(4)++	Distribution Agreement between Synnex Information Technologies, Inc. and AltiGen Communications, Inc. dated December 22, 1999.

10.13	(8)	Distribution Agreement between Jenne Distributor, Inc., and AltiGen Communications, Inc. dated September 30, 2007.

10.14	+++	Reseller Agreement between Fiserv Solutions, Inc. and AltiGen Communications, Inc. dated August 28, 2009.

10.15	(12)	2009 Equity Incentive Plan and form of stock option agreement thereunder.

10.16	(12)	2009 Employee Stock Purchase Plan.

21.1	(1)	Subsidiaries of the Registrant.

23.1		Consent of Independent Registered Public Accounting Firm.

24.1		Power of Attorney (included on signature page).

31.1		Certification of Principal Executive Officer, filed herewith.

31.2		Certification of Principal Financial Officer, filed herewith.

32.1		Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2		Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

(1)	Incorporated by reference to exhibit filed with the Registrant's Registration Statement on Form S-1 (No. 333-80037) declared effective on October 4, 1999.
(2)	Incorporated by reference to exhibit filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2001.
(3)	Incorporated by reference to exhibit filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2002.
(4)	Incorporated by reference to exhibit filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2003.

(5)	Incorporated by reference to exhibit filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.
(7)	Incorporated by reference to exhibit filed with the Registrant's Registration Statement on Form 8-K (No. 000-27427).
(8)	Incorporated by reference to exhibit filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2007 (No. 000-27427).
(9)	Incorporated by reference to exhibit filed with the Registrant's Registration Statement on Form 8-K on March 10, 2009.
(10)	Incorporated by reference to exhibit filed with the Registrant's Registration Statement on Form 8-A on April 23, 2009.
(11)	Incorporated by reference to exhibit filed with the Registrant's Registration Statement on Form 8-K on April 23, 2009.
(12)	Incorporated by reference to exhibit filed with the Registrant's Registration Statement on Form S-8 on June 29, 2009.
++	Confidential treatment was granted for certain portions of this exhibit.
+++	Confidential treatment requested for certain portions of this agreement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
AltiGen Communications, Inc.
San Jose, CA

        We have audited the accompanying consolidated balance sheets of AltiGen Communications, Inc. and subsidiary (the "Company") as of September 30, 2009 and 2008, and the consolidated statements of operations, stockholders' equity, and cash flows for the years ended September 30, 2009, 2008 and 2007. Our audits also included the financial statement schedule for the years ended September 30, 2009 and 2008 listed in the Index at Item 15(a)(2). These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of AltiGen Communications, Inc. and subsidiary as of September 30, 2009 and 2008, and the consolidated results of their operations and their cash flows for the periods ended September 30, 2009, 2008 and 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ MOSS ADAMS LLP

Santa Clara, California
December 28, 2009

ALTIGEN COMMUNICATIONS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	September 30,
	2009	2008
	(In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$7,397	$9,467
Short-term investments	—	400
Accounts receivable, net of allowances of $35 and $19 as of September 30, 2009 and 2008, respectively	1,545	2,423
Inventories, net	1,266	1,594
Prepaid expenses and other current assets	128	176
Total current assets	10,336	14,060

Property plant and equipment, net	501	423

Other non-current assets:
Long-term investments	202	211
Long-term deposit	292	82

Total other non-current assets	494	293

Total assets	$11,331	$14,776

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,165	$1,234
Accrued liabilities:
Payroll and related benefits	672	550
Warranty	122	137
Marketing	111	136
Accrued expenses	215	200
Other accrued liabilities	484	628

Total accrued liabilities	1,604	1,651
Deferred revenue, short-term	2,573	2,489

Total current liabilities	5,342	5,374
Other long-term liabilities	232	105

Commitments and contingencies (Note 4)
Stockholders' equity:
Convertible preferred stock, $0.001 par value; Authorized—5,000,000 shares; Outstanding—none at September 30, 2009 and September 30, 2008	—	—
Common stock, $0.001 par value; Authorized—50,000,000 shares; Outstanding—16,188,857 shares and 15,777,303 shares at September 30, 2009 and 2008, respectively	17	17
Treasury stock at cost—1,318,830 shares and 1,295,030 shares at September 30, 2009 and 2008, respectively	(1,400)	(1,381)
Additional paid-in capital	67,716	66,689
Accumulated other comprehensive income	165	3
Accumulated deficit	(60,741)	(56,031)

Total stockholders' equity	5,757	9,297

Total liabilities and stockholders' equity	$11,331	$14,776

See accompanying Notes to Consolidated Financial Statements.

ALTIGEN COMMUNICATIONS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended September 30,
	2009	2008	2007
	(In thousands, except per share amounts)
Net revenue:
Hardware	$15,081	$16,283	$16,233
Software	2,304	2,614	1,655

Total net revenue	17,385	18,897	17,888
Cost of revenue:
Hardware	6,588	7,828	7,993
Software	16	231	130

Total cost of revenue	6,604	8,059	8,123

Gross profit	10,781	10,838	9,765

Operating expenses:
Research and development	4,924	4,216	3,373
Sales and marketing	7,037	7,552	5,277
General and administrative	3,654	3,322	2,497

Total operating expenses	15,615	15,090	11,147

Loss from operations	(4,834)	(4,252)	(1,382)
Equity in net income (loss) of investee	(9)	5	(4)
Interest and other income, net	118	310	461

Net loss before taxes	(4,725)	(3,937)	(925)
Income taxes	15	—	(11)

Net loss	$(4,710)	$(3,937)	$(936)

Basic and diluted net loss per share	$(0.30)	$(0.25)	$(0.06)

Weighted average shares used in computing basic and diluted net loss per share	15,937	15,745	15,363

See accompanying Notes to Consolidated Financial Statements.

ALTIGEN COMMUNICATIONS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock				Accumulated Other Comprehensive Loss
			Treasury Stock	Additional Paid-in Capital		Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
	(In thousands, except per share data)
BALANCE, SEPTEMBER 30, 2006	15,093,469	$16	$(1,014)	$63,993	$—	$(51,158)	$11,837
Common stock issued under stock plans	576,188	—	—	839	—	—	839
Stock-based compensation	—	—	—	602	—	—	602
Net loss	—	—	—	—	—	(936)	(936)
Change in unrealized gain on investments	—	—	—	—	3	—	3
Total comprehensive loss	—	—	—	—	3	—	(933)

BALANCE, SEPTEMBER 30, 2007	15,669,657	16	(1,014)	65,434	3	(52,094)	12,345
Common stock issued under stock plans	338,781	1	—	345	—	—	346
Repurchase of treasury stock	(231,135)	—	(367)	—	—	—	(367)
Stock-based compensation	—	—	—	910	—	—	910
Net and comprehensive loss	—	—	—	—	—	(3,937)	(3,937)

BALANCE, SEPTEMBER 30, 2008	15,777,303	17	(1,381)	66,689	3	(56,031)	9,297
Common stock issued under stock plans	435,354	—	—	286	—	—	286
Repurchase of treasury stock	(23,800)	—	(19)	—	—	—	(19)
Stock-based compensation	—	—	—	741	—	—	741
Net loss	—	—	—	—	—	(4,710)	(4,710)
Change in unrealized loss on investments	—	—	—	—	(3)	—	(3)
Foreign currency translation	—	—	—	—	165	—	165

BALANCE, SEPTEMBER 30, 2009	16,188,857	$17	$(1,400)	$67,716	$165	$(60,741)	$5,757

See accompanying Notes to Consolidated Financial Statements.

ALTIGEN COMMUNICATIONS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended September 30,
	2009	2008	2007
	(In thousands)
Cash flows from operating activities:
Net loss	$(4,710)	$(3,937)	$(936)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	250	265	247
Stock-based compensation	905	910	602
Equity in net income (loss) of investee	9	(2)	4
Changes in operating assets and liabilities:
Accounts receivable	878	233	(426)
Inventories, net	328	(27)	(185)
Prepaid expenses and other current assets	48	61	(116)
Accounts payable	(69)	413	(16)
Accrued liabilities	(46)	221	168
Deferred revenue, short-term	165	1,924	34
Other long-term liabilities	46	16	(88)

Net cash (used in) provided by operating activities	(2,196)	77	(712)

Cash flows from investing activities:
Purchases of short-term investments	(5,460)	(45,097)	(28,772)
Proceeds from sale of short-term investments	5,860	48,493	29,848
Changes in long-term deposits	(211)	86	(73)
Purchases of property and equipment	(328)	(182)	(72)

Net cash (used in) provided by investing activities	(139)	3,300	931

Cash flows from financing activities:
Proceeds from issuances of common stock, net of issuance costs	122	346	839
Repurchase of treasury stock	(19)	(367)	—

Net cash (used in) provided by financing activities	103	(21)	839

Effect of changes in exchange rates on cash and cash equivalents	162	—	—

Net change in cash and cash equivalents during year	(2,070)	3,356	1,058
Cash and cash equivalents, beginning of year	9,467	6,111	5,053

Cash and cash equivalents, end of year	$7,397	$9,467	$6,111

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$—	$—	$11
Cash paid during the period for interest	$5	$8	$12

See accompanying Notes to Consolidated Financial Statements.

ALTIGEN COMMUNICATIONS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION OF THE COMPANY

        We are a leading provider of 100 percent Microsoft-based VoIP business phone systems and Unified Communications solutions. We design, deliver and support VoIP phone systems and call center solutions that combine high reliability with integrated IP communications applications. As one of the first companies to offer VoIP solutions, AltiGen has been deploying systems since 1996. We have more than 10,000 customers worldwide with over 15,000 systems in use. Our telephony solutions are primarily used by small- to medium-sized businesses, companies with multiple locations, corporate branch offices, and call centers.

2. SIGNIFICANT ACCOUNTING POLICIES

Principles of Presentation

        Our consolidated financial statements reflect the operations of AltiGen Communications, Inc. and our wholly-owned subsidiary. The subsidiary is located in Shanghai, China and was incorporated in November 1998. As of September 30, 2009, we had approximately $42,000 in long-lived assets located in China. Our hardware tooling used to develop the face plate for our MAX1000 Voice over IP phone system as well as tooling used to develop the IP720, IP710 and IP705 phones are located in Taiwan. All significant intercompany transactions and balances have been eliminated. Our fiscal year end is September 30. Unless otherwise stated, all references to fiscal years 2009, 2008, and 2007 refer to the twelve months ended September 30 of that year.

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

Subsequent Events

        The Company has performed an evaluation of subsequent events through December 28, 2009, the date on which this Annual Report on Form 10-K was filed with the SEC.

Concentration of Risk and Certain Significant Risks and Uncertainties

        We purchase substantially all our hardware product components from four suppliers and purchase other manufacturing services from a relatively small number of suppliers. Our purchases are concentrated with these four suppliers and certain key chip components of our products are sole sourced. For fiscal years 2009 and 2008 these four suppliers provided 79% and 87%, respectively, of all raw materials purchased. Loss of one of these suppliers could adversely impact our operations.

        We believe that changes in any of the following areas could have a material adverse effect on the Company's future financial position or results of operations:

  •
  availability of necessary components;

ALTIGEN COMMUNICATIONS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

  •
  changes in customer relationships;

  •
  risks associated with having a concentration of a few suppliers; and

  •
  risks associated with changes in domestic and international economic and/or political conditions or regulations.

        Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents, investments and accounts receivable. The Company invests its cash, cash equivalents and short-term investments in high credit-quality financial institutions. The Company is exposed to credit risk in the event of default by these institutions to the extent of the amount recorded on the consolidated balance sheet. To date, the Company has not experienced losses on these investments.

Cash, Cash Equivalents and Short-Term Investments

        The Company's policy is to invest in highly-rated securities with strong liquidity and requires investments to be rated single-A or better. Our investment portfolio consists principally of investment grade institutional money market funds, bank term deposits, U.S. Agency securities, corporate bonds and notes and commercial paper. We consider all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents. Short-term investments are highly liquid financial instruments with original maturities greater than three months but less than one year and are classified as "available-for-sale" investments. We classify our available-for-sale securities as current assets and report them at their fair value. Further, we recognize unrealized gains and losses related to these securities as an increase or reduction in shareholders' equity. We evaluate our available-for-sale securities for impairment quarterly. During fiscal years 2009, 2008 and 2007, we did not record any impairment on outstanding securities. The Company did not hold any short-term investments at September 30, 2009.

ALTIGEN COMMUNICATIONS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The following table summarizes the Company's cash and available-for-sale securities by significant investment category as of September 30, 2009 and September 30, 2008 (in thousands):

	September 30, 2009				September 30, 2008
Security Description	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$2,769	$—	$—	$2,769	$3,105	$—	$—	$3,105
Cash equivalents
Money market mutual funds	4,628	—	—	4,628	1,018	—	—	1,018
Agency discount note	—	—	—	—	5,344	—	—	5,344

Total cash equivalents	4,628	—	—	4,628	6,362	—	—	6,362

Total cash and cash equivalents	7,397	—	—	7,397	9,467	—	—	9,467

Short-term investments:
Agency discount notes	—	—	—	—	150	—	—	150
Commercial paper	—	—	—	—	247	3	—	250

Total short-term investments	—	—	—	—	397	3	—	400

Total cash, cash equivalents and short-term investments	$7,397	$—	$—	$7,397	$9,864	$3	$—	$9,867

        Realized gains were not significant for both fiscal years 2009 and 2008. The Company reports unrealized gains and losses on its "available-for-sale" securities in other comprehensive income, a component of stockholders' equity.

Inventories

        Inventories (which include costs associated with components assembled by third-party assembly manufacturers, as well as internal labor and allocable overhead) are stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or market value. Provisions, when required, are made to reduce excess and obsolete inventories to their estimated net realizable values. We regularly monitor inventory quantities on hand and record a provision for excess and obsolete inventories based primarily on our estimated forecast of product demand and production requirements for the next six months. We record a write-down for product and component inventories that have become obsolete or are in excess of anticipated demand or net realizable value. Raw material inventory is considered obsolete and is fully reserved if it has not moved in 365 days. In fiscal year 2009, we disposed of fully-reserved inventory with a carrying value of zero and an original cost at $176,000. The disposal of such inventory had no material impact on our revenue, gross margins and net loss for the twelve months ended September 30, 2009. For fiscal years 2009 and 2008, we recognized a provision of

ALTIGEN COMMUNICATIONS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

$17,000 and $12,000, respectively, for excess and obsolete inventories. The components of inventories, net of inventory reserves, include (in thousands):

	September 30,
	2009	2008
Raw materials	$450	$479
Work-in-progress	29	197
Finished goods	787	918

Total	$1,266	$1,594

Property, Plant and Equipment, Net

        Property, plant, and equipment are stated at cost. Cost includes purchase cost, applicable taxes and freight costs. We compute depreciation and amortization using the straight-line method over the estimated useful lives of the assets, which is three years except for tooling and leasehold improvements. Our tooling is depreciated using the greater value between the five year straight-line method or the number of phones shipped in the period. We depreciate leasehold improvements over the shorter of the lease term or the improvement's estimated useful life. Depreciation expense for fiscal years 2009, 2008 and 2007 was approximately $250,000, $265,000 and $247,000, respectively. All repairs and maintenance costs are expensed as incurred.

        Property, plant and equipment, net, consist of (in thousands):

	September 30,
	2009	2008
Machinery and equipment	$342	$275
Furniture and equipment	1,266	1,177
Tooling	675	528
Computer software	949	948
Leasehold improvements	77	—
Construction-in-progress	31	29

Total	3,340	2,957
Accumulated depreciation and amortization	(2,839)	(2,534)

Property and equipment, net	$501	$423

Long-Term Investments

        As of September 30, 2009, we held an investment of common stock of a private Taiwanese telecommunication company valued at approximately $195,000. This investment is valued using the cost method. Our interest in the company is approximately 2%, which interest does not allow us to exercise significant influence.

        In July 2004, we purchased common stock of a private Korean telecommunications company for approximately $79,000. As a result of this investment, we acquired approximately 23% of the voting power of the company. This gives us the right to nominate and elect one of the three members of the

ALTIGEN COMMUNICATIONS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

Company's current board of directors. We are accounting for this investment using the equity method and record our minority interest of their results in our results of operations. As of September 30, 2009 and 2008, our investment in the Korean company had a book value of approximately $7,000 and $16,000, respectively. We recorded $9,000, $3,000 and $4,000 in our proportionate share of the net losses of our investee for the fiscal years 2009, 2008 and 2007, respectively.

        We perform periodic reviews of our investments for impairment. Our investments are considered impaired when a review of the issuer's operations and other indicators of impairment indicate that the carrying value of the investment is not likely to be recoverable. Such indicators include, but are not limited to, limited capital resources, limited prospects of receiving additional financing, and limited prospects for liquidity of the related securities. No write-downs were recorded during fiscal years 2009, 2008 or 2007.

Foreign Currency Translation

        The functional currency of the Company's foreign subsidiary is the Chinese Yuen (Renminbi). In consolidation, the Company translates the assets and liabilities of its Chinese subsidiary at the exchange rate in effect at the balance sheet date. The Company translates revenue and expense accounts at average exchange rates during the period in which the transaction takes place. The foreign currency translation is included in accumulated other comprehensive income, a component of stockholders' equity.

Software Development Cost

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

Revenue Recognition

        Revenue consists of direct sales to end-users, resellers and distributors. Revenue from sales to end-users and resellers is recognized upon shipment, when risk of loss has passed to the customer, collection of the receivable is reasonably assured, persuasive evidence of an arrangement exists, and the sales price is fixed and determinable. Net revenue consists of product revenue reduced by estimated sales returns and allowances. Sales to distributors are made under terms allowing certain rights of return and protection against subsequent price declines on the Company's products held by its distributors. Upon termination of such distribution agreements, any unsold products may be returned by the distributor for a full refund. These agreements may be canceled without cause for convenience following a specified notice period. As a result of these provisions, the Company defers recognition of distributor revenue until such distributors resell our products to their customers. The amounts deferred as a result of this policy are reflected as "deferred revenue" in the accompanying consolidated balance sheets. The related cost of revenue is also deferred and reported in the consolidated balance sheets as inventory. We recognize revenue derived from sales to customers in China when the following elements are satisfied: customer takes ownership upon shipment and upon receipt of cash.In September 2007, we introduced our Software Assurance Program which provides our customers with the latest updates, new

ALTIGEN COMMUNICATIONS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

releases, and technical support for the applications they are licensed to use ("Software Assurance"). In fiscal year 2008, we initiated our Premier Service Plan, which includes software assurance and extended hardware warranty. The program is an annual subscription and can range from one to three years. Sales from the software assurance program are recorded as deferred revenue and recognized as revenue over the terms of the subscriptions.

        Software components are generally not sold separately from our hardware components. Software revenue consists of license revenue that is recognized upon delivery of the application products or features. We provide software assurance consisting primarily of the latest software updates, patches, new releases and technical support. Revenue earned on software arrangements involving multiple elements is allocated to each element based upon the relative fair value of the elements. The revenue allocated on this element is recognized with the initial licensing fee on delivery of the software. This software assurance revenue is in addition to the initial license fee and is recognized over a period of one to three years. The estimated cost of providing software assurance during the arrangement is insignificant and the upgrades and enhancements offered at no cost during software assurance arrangements have historically been, and are expected to continue to be, minimal and infrequent. All estimated costs of providing the services, including upgrades and enhancements, are spread over the life of the software assurance contract term.

        Net revenue by customers that individually accounted for more than 10% of revenue for fiscal years 2009, 2008, and 2007is as follows:

	Fiscal Year Ended September 30,
	2009	2008	2007
Synnex	30%	34%	50%
Jenne(1)	15%	12%	—
Fiserv(2)	10%	—	—
Altisys(3)	—	12%	16%
Graybar(4)	—	—	15%

Total	55%	58%	81%

(1)
We did not generate revenue from Jenne during fiscal year ended 2007. Additionally, in September 2009, we terminated our distribution agreement with Jenne.

(2)
In August 2009, we entered into a reseller agreement with Fiserv Solutions, Inc. Our agreement with Fiserv has an initial term of ten years and will renew automatically for additional five year terms, provided that each party has the right to terminate the agreement for convenience upon ninety (90) days' written notice prior to the end of the initial term or any subsequent term of the agreement.

(3)
During fiscal year 2009, revenue generated from Altisys was less than 10% of our total revenue.

(4)
During fiscal year 2008, revenue generated through Graybar was less than 10% of our total revenue. Additionally, in April 2008, we terminated our distribution agreement with Graybar. The termination of our relationship with Graybar did not have a material impact on our business.

ALTIGEN COMMUNICATIONS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

        International revenue derived from sales to customers outside of the Americas, primarily in China, United Kingdom, Italy and Holland. Net revenue generated internationally represented approximately 14%, 13% and 10% for fiscal years 2009, 2008 and 2007, respectively.

Segment Reporting

        The Company manages its business primarily on a geographic basis. Accordingly, the Company determined its operating segments, which are generally based on the nature and location of its customers, to be the Americas and International. The Company's two geographical segments, all sell the same products to the same types of customers. The Company's reportable operating segments are comprised of the Americas and International operations. The Americas segment includes the United States, Canada, Mexico, Central America and the Caribbean. The International segment is comprised of China, United Kingdom, Italy and Holland.

        The following table shows our sales by geographic region as percentage of total sales for the periods indicated:

	Fiscal Year Ended September 30,
	2009	2008	2007
Americas	86%	87%	90%
International	14%	13%	10%

Total	100%	100%	100%

Product Warranty

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

        Changes in the Company's warranty liability for the fiscal years ended September 30, 2009 and 2008, respectively, are as follows (in thousands):

	September 30,
	2009	2008
	(In thousands)
Accrued warranty, beginning of year	$137	$148
Provision for warranty liability	111	156
Warranty cost including labor, components and scrap	(126)	(167)

Accrued warranty, end of year	$122	$137

ALTIGEN COMMUNICATIONS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Issued Accounting Pronouncements

        In October 2008, the Company adopted FASB ASC 820-10, Fair Value Measurements and Disclosures—Overall ("ASC 820-10") with respect to its financial assets and liabilities. In February 2008, the FASB issued updated guidance related to fair value measurements, which is included in the Codification in ASC 820-10-55, Fair Value Measurements and Disclosures—Overall—Implementation Guidance and Illustrations. The updated guidance provided a one year deferral of the effective date of ASC 820-10 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company will adopt the provisions of ASC 820-10 for non-financial assets and non-financial liabilities effective October 1, 2009, and such adoption is not expected to have a material impact on the Company's consolidated financial statements.

        In June 2009, the Company adopted FASB ASC 855-10, Subsequent Events—Overall ("ASC 855-10"). ASC 855-10 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date—that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. Adoption of ASC 855-10 did not have a material impact on the Company's consolidated results of operations, financial position or liquidity. See the "Subsequent Events" section in Note 1 to the consolidated financial statements for the related disclosures.

        In June 2009, the Company adopted FASB ASC 825-10-65, Financial Instruments—Overall—Transition and Open Effective Date Information ("ASC 825-10-65"). ASC 825-10-65 amends ASC 825-10 to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements and also amends ASC 270-10, Presentation—Interim Reporting—Overall, to require those disclosures in all interim financial statements. The adoption of ASC 825-10-65 did not have a material impact on the Company's consolidated financial statements.

        In June 2009, the FASB issued The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (the "Codifications"), a replacement of the existing codification standards. The Codification, which was launched on July 1, 2009, became the single source of authoritative non-governmental U.S. generally accepted accounting principles (GAAP), superseding various existing authoritative accounting pronouncements. The Codification eliminates the existing GAAP hierarchy and establishes one level of authoritative GAAP. All other literature is considered non-authoritative. This Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company adopted the Codification in the fourth quarter of 2009. There was no change to the Company's consolidated financial statements due to the implementation of the Codification other than changes in reference to various authoritative accounting pronouncements in its notes to the consolidated financial statements.

        In September 2009, FASB issued ASU 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. As summarized in ASU 2009-13, ASC Topic 605 has been amended (1) to provide updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and the consideration allocated; (2) to require an entity to allocate revenue in an arrangement using estimated selling prices of deliverables if a vendor does not have

ALTIGEN COMMUNICATIONS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

vendor-specific objective evidence ("VSOE") or third-party evidence of selling price; and (3) to eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method. The accounting changes summarized in ASU 2009-14 and ASU 2009-13 are both effective for fiscal years beginning on or after June 15, 2010, with early adoption permitted. Adoption may either be on a prospective basis or by retrospective application. The Company is currently assessing the impact of this guidance to its consolidated financial statements.

        In October 2009, FASB issued ASU 2009-14, Software (Topic 985)—Certain Revenue Arrangements That Include Software Elements. This standard changes the accounting model for revenue arrangements that include both tangible products and software elements. Under this guidance, tangible products containing software components and nonsoftware components that function together to deliver the tangible product's essential functionality are excluded from the software revenue guidance in Subtopic 985-605, Software-Revenue Recognition. In addition, hardware components of a tangible product containing software components are always excluded from the software revenue guidance. FASB Accounting Standards Updates 2009-14 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company is currently assessing the impact of this guidance to its consolidated financial statements.

Computation of Basic and Diluted Net Loss Per Share

        The Company bases its basic net loss per share upon the weighted average number of common shares outstanding during the period. Basic net loss per common share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

        The following table sets forth the computation of basic and diluted net loss per share (in thousands, except net loss per share amounts):

	Fiscal Year Ended September 30,
	2009	2008	2007
Net loss	$(4,710)	$(3,937)	$(936)
Weighted average shares outstanding—basic and diluted loss per share	15,937	15,745	15,363

Basic and diluted net loss per share	$(0.30)	$(0.25)	$(0.06)

        Options to purchase 4.4 million, 4.5 million and 3.7 million shares of common stock were outstanding for the years ended September 30, 2009, 2008 and 2007, respectively, and were excluded from the computation of diluted net earnings per share for these periods because their effect would have been antidilutive.

Comprehensive Income (Loss)

        Comprehensive income consists of two components—net income (loss) and other comprehensive income. Other comprehensive income (loss) refers to revenue, expenses, gains, and losses that under U.S. generally accepted accounting principles are recorded as an element of stockholders' equity but are excluded from net income. The Company's other comprehensive income (loss) consists of

ALTIGEN COMMUNICATIONS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

unrealized gains and losses on marketable securities categorized as available-for-sale and foreign exchange gains and losses.

        As of September 30, 2009, accumulated other comprehensive income consists of $165,000 of accumulated foreign currency translation gains. The amounts comprising unrealized gains and losses on marketable securities and the related changes as of September 30, 2009 and 2008 and for the fiscal years 2009, 2008 and 2007 were immaterial.

3. STOCKHOLDERS' EQUITY AND STOCK-BASED COMPENSATION

Stock Option Plans

        On March 10, 2009, our 1999 Stock Plan and our 1999 Employee Stock Purchase Plan (the "1999 Purchase Plan") expired. These plans will, however, continue to govern the securities previously granted under them. On April 21, 2009, our Board of Directors approved a 2009 Equity Incentive Plan (the "2009 Stock Plan"), which was approved by our stockholders on June 18, 2009. The 2009 Stock Plan replaced all previous stock plans and the shares available for future grants under those prior plans. Under the Plans, the Board of Directors may grant incentive stock options, non-qualified stock options, restricted stock awards, restricted stock units, stock appreciation rights, performance units and performance shares to eligible employees, directors and consultants. In accordance with the 2009 Stock Plan, the exercise price per share for stock options cannot be less than 100% of the fair market value, as determined by the Board of Directors, on the date of grant. Additionally, the exercise price of options granted to a greater than 10% stockholder may not be less than 110% of the fair market value on the date of grant. The value of common stock subject to incentive stock options that become exercisable by any one employee in any calendar year may not exceed $100,000. Options under this Plan will generally expire ten years after the date of grant. Upon approval of the 2009 Stock Plan, 6.5 million shares were reserved for issuance.

        As of September 30, 2009, shares of common stock issuable pursuant to outstanding awards granted under the 2009 Stock Plan and our previous stock plans were 4.4 million shares and there were 2.6 million shares reserved for future grants.

ALTIGEN COMMUNICATIONS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. STOCKHOLDERS' EQUITY AND STOCK-BASED COMPENSATION (Continued)

        The following table summarizes the Company's stock option plans under the Stock Plans as of September 30, 2006 and changes during the three fiscal years ended September 30, 2009:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at September 30, 2006	3,559,170	$3.76
Options granted	778,000	$1.76
Options exercised	(481,438)	$1.48
Options forfeited or expired	(154,527)	$4.21

Outstanding at September 30, 2007	3,701,205	$3.62
Options granted	1,180,320	$1.30
Options exercised	(140,950)	$0.86
Options forfeited or expired	(188,753)	$2.70

Outstanding at September 30, 2008	4,551,822	$3.14
Options granted	3,196,107	$0.85
Options exercised	(13,700)	$0.60
Options forfeited or expired	(3,371,338)	$3.87

Outstanding at September 30, 2009	4,362,891	$0.91

Exercisable at September 30, 2007	3,080,129	$3.91
Exercisable at September 30, 2008	3,184,036	$3.91
Exercisable at September 30, 2009	1,564,566	$0.97

        At September 30, 2009, the aggregate intrinsic value of stock options outstanding was $675,000. Total stock options vested and expected to vest at September 30, 2009 were 3.4 million shares with a weighted average exercise price of $0.92, aggregate intrinsic value of $548,000, and a weighted average remaining contractual term of 7.9 years. The total exercisable stock options as of September 30, 2009 were 1.6 million shares with an aggregate intrinsic value of $285,000, weighted average exercise price of $0.97, and a weighted average remaining contractual term of 5.5 years.

        The Company has unamortized share-based compensation expense relating to options outstanding of $1.6 million, which will be amortized to expense over a weighted average period of 4 years.

ALTIGEN COMMUNICATIONS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. STOCKHOLDERS' EQUITY AND STOCK-BASED COMPENSATION (Continued)

        The table below provides the range of exercise prices of stock options outstanding and stock options exercisable at September 30, 2009.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Term (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.60 - $0.72	448,016	4.48	$0.63	343,589	$0.61
0.78 - 0.80	303,218	1.81	$0.78	303,218	$0.78
0.86 - 0.86	3,066,607	9.92	$0.86	515,580	$0.86
0.93 - 1.40	430,050	5.66	$1.14	291,428	$1.07
1.56 - 1.56	4,000	7.31	$1.56	2,667	$1.56
1.83 - 1.83	20,000	6.56	$1.83	17,084	$1.83
2.00 - 2.00	3,000	5.82	$2.00	3,000	$2.00
2.43 - 2.43	20,000	4.82	$2.43	20,000	$2.43
2.98 - 2.98	40,000	5.12	$2.98	40,000	$2.98
3.82 - 3.82	28,000	4.27	$3.82	28,000	$3.82

$0.60 - $3.82	4,362,891	8.25	$0.91	1,564,566	$0.97

Employee Stock Purchase Plan

        On March 10, 2009, our 1999 Employee Stock Purchase Plan (the "1999 Purchase Plan") expired. On April 21, 2009, our Board of Directors approved a 2009 Employee Stock Purchase Plan (the "2009 Purchase Plan"), which was approved by our stockholders on June 18, 2009. The 2009 Purchase Plan allows eligible employees to purchase shares of Company stock at a discount through payroll deductions. The plan consists of six-month offering periods commencing on June 1st and December 1st, each year. Employees purchase shares in the purchase period at 85% of the market value of the Company's common stock at either the beginning of the offering period or the end of the offering period, whichever price is lower.

        Participants under the 2009 Purchase Plan generally may not purchase shares on any exercise date to the extent that, immediately after the grant, the participant would own stock totaling 5% or more of the total combined voting power of all stock of the Company, or greater than $25,000 worth of stock in any calendar year. The maximum number of shares of common stock that any employee may purchase under the Stock Purchase Plan during any offering period is 10,000 shares.

        The Company reserved 1.5 million shares of the Company's common stock for future issuance under the 2009 Employee Stock Purchase Plan. From October 1, 2008 until the expiration of the 1999 Purchase Plan on March 10, 2009, 193,411 shares were purchased by and distributed to employees at a price of $0.59 per share. During fiscal year 2009, we did not issue any shares to employees under our 2009 Employee Stock Purchase Plan.

Share-Based Compensation

        The Company has estimated the fair value of stock-based compensation for stock options at the date of the grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model incorporates various assumptions including expected volatility, expected life and interest rate. The

ALTIGEN COMMUNICATIONS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. STOCKHOLDERS' EQUITY AND STOCK-BASED COMPENSATION (Continued)

Company uses historical data to estimate option forfeitures. Expected volatility is based on historical volatility and the risk-free interest rate is based on U.S. Treasury yield in effect at the time of the grant for the expected life of the options. The Company does not anticipate paying any dividends in the foreseeable future and therefore used an expected dividend yield of zero in the option valuation model.

        The assumptions used to value option grants for the fiscal years ended September 30, 2009, 2008 and 2007 are as follows:

	Employee Stock Option Plans Fiscal Year Ended September 30,			Employee Stock Purchase Plan Fiscal Year Ended September 30,
	2009	2008	2007	2009	2008	2007
Expected life (in years)	6	6	6	0.5	0.5	0.5
Risk-free interest rate	1.6 - 2.4%	2.8 - 3.7%	4.6 - 4.9%	0.21 - 1.2%	1.5 - 4.2%	4.2 - 5.1%
Volatility	138% - 141%	87% - 88%	90% - 92%	138% - 140%	87% - 89%	89% - 93%
Forfeiture rate	15.99%	10.33%	10.17%	—	—	—
Expected dividend	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%

        The following table summarizes stock-based compensation expense related to employee and director stock options and employee stock purchases for the years ended September 30, 2009, 2008 and 2007:

	Fiscal Year Ended September 30,
	2009	2008	2007
	(In thousands)
Cost of goods sold	$15	$18	$20
Research and development	246	197	179
Selling, general and administrative	644	695	403

Total	$905	$910	$602

Issuance of Common Stock as Bonuses

        In July 2009, our Board of Directors approved the issuance of our common stock to employees as bonuses. The stock bonuses would be granted in four quarterly installments based on the evaluation of the Company's overall financial performance for each respective quarter. The stock awards are immediately vested on the date of grant. We recorded stock-based compensation cost for these stock award bonuses based on the closing fair market value of the Company's common stock on the date of grant. During the fiscal year 2009, the Company issued 228,243 shares of common stock to its employees and recorded total expense of $164,335. Additionally, as of September 30, 2009, we recorded total expense of $228,000 for bonus awards earned in the forth quarter of fiscal year 2009. These awards will be issued in the first quarter of fiscal year 2010. During the first quarter of fiscal year 2010, our Board of Directors suspended further issuance of common stock as bonus under this program.

Stock Option Exchange

        On September 1, 2009, we completed a stock option exchange program (the "Exchange Offer"). Pursuant to the Exchange Offer, eligible employees tendered, and we accepted for cancellation, eligible

ALTIGEN COMMUNICATIONS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. STOCKHOLDERS' EQUITY AND STOCK-BASED COMPENSATION (Continued)

options to purchase 2,927,300 shares of our common stock, representing approximately 95% of the total shares of common stock underlying options eligible for exchange in the Exchange Offer. On September 1, 2009, the Company granted new options to eligible employees to purchase 2,927,300 shares of common stock in exchange for the cancellation of the tendered eligible options. The exercise price per share of the new options granted in the Exchange Offer was $0.86, the closing price of our common stock as reported by the NASDAQ Capital Market on September 1, 2009. Expense related to modification of the stock options was not material for the year ended September 30, 2009.

        Under the terms of the Exchange Offer, eligible options were exchanged for new options on a one-for-one basis except for the new options granted to the named executive officers. Named executive officers received two types of new options. The first type of new option, called the Similar Value Option, subject to an exchange ratio intended to result in a new option that has a similar accounting value as the eligible option it replaces. Based on the applicable ratio, each similar value option will cover fewer shares than the eligible option it replaces. Each similar value option will retain the same vesting schedule as the eligible option it replaces, and will remain vested to the extent the eligible option it replaces was vested. Because the named executive officers are receiving a lesser number of similar value options in return for each eligible option, the executive members will receive an additional stock option grant called the Make-Up Option. This make-up option will cover just enough shares so that when combined with the number of shares subject to the similar value option, the executive member will have new options covering the same number of shares as the eligible option they replace. The make-up options will only vest if and when our common stock price closes at or above $2.50 per share during the term of the make-up option (subject to any acceleration provisions contained in any employment agreement or other similar arrangement with the Company or provided for under the terms of the Exchanged Option it replaces).

        Pursuant to the accounting standards, we are required to recognize additional compensation expense to the extent the new options have a greater value than the exchanged options they replaced. The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model for the non-executive options and the similar value options granted to the named executive officers. Make-up options were valued using the Binomial Model. Similar to the Black-Scholes model, the Binomial Model takes into account variables such as volatility, dividend yield rate, and risk free interest rate. In addition, the Binomial Model incorporates actual option-pricing behavior and changes in volatility over the option's contractual term. For options granted under the Exchange Offer, the following assumptions were used:

September 30, 2009
Expected life (in years)	5
Risk-free interest rate	2.3%
Forfeiture rate	0%
Volatility	138%
Expected dividend	0.0%

Total stock-compensation expense recorded for the make-up options was not material for the year ended September 30, 2009. Total unamortized expense was $373,845, which will be recognized over the remaining service period of 5 years.

ALTIGEN COMMUNICATIONS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. STOCKHOLDERS' EQUITY AND STOCK-BASED COMPENSATION (Continued)

Stock Repurchase Plan

        On October 23, 2007, our Board of Directors approved the repurchase of up to $2.0 million of our common stock in the open market through November 12, 2008. On November 11, 2008, our Board of Directors extended the repurchase program by another year to November 14, 2009. Stock repurchases under this program were made from time to time at our management's discretion through November 14, 2009. When exercising such discretion, management considered a variety of factors such as our stock price, general business and market conditions and other investment opportunities. The repurchases were made in the open market and funded from available working capital. Pursuant to the 2007 authority, we repurchased 231,135 shares during the twelve months ended September 30, 2008 at an aggregate cost of $367,000. Pursuant to the 2008 authority, we repurchased 23,800 shares during the twelve months ended September 30, 2009 at an aggregate cost of $19,000. In April 2009, we suspended further purchases of stock under this program.

4. COMMITMENTS AND CONTINGENCIES

Commitments

        We lease our facilities under various operating lease agreements expiring on various dates through December 2014. Generally, these leases have multiple options to extend for a period of years upon termination of the original lease term. We believe that our facilities are adequate for our present needs in all material respects.

        In April 2009, the Company entered into a lease for a new corporate headquarters for a period of five years with one consecutive option to extend for an additional five years. This facility is leased through June 2014 and serves as our headquarters for corporate administration, research and development, manufacturing, and sales and marketing facility in San Jose, California. The terms of the lease include rent escalations and a tenant allowance for certain leasehold improvements. Under the terms of the lease agreement, total rent payment is approximately $1.4 million for a period of five years commencing on June 12, 2009. Additionally, under the terms of the lease agreement, we are eligible to receive up to $100,000 cash incentive as moving allowance. As of September 30, 2009, we recorded $93,000 of this allowance as part of deferred rent liability to be amortized over the term of the lease. The remaining balance of $7,000 was recorded in the first quarter of fiscal year 2010. The Company reserved $200,000 as collateral for an irrevocable and negotiable standby letter of credit (the "Letter of Credit") as security for the facility lease. The $200,000 is restricted by the bank and recorded as part of the long-term deposit in our consolidated balance sheet as of September 30, 2009. Under the terms of the agreement, the Letter of Credit will expire in July 2014.

        Rent expense for all operating leases totaled approximately $758,000, $688,000 and $574,000, for fiscal years 2009, 2008 and 2007, respectively. We also lease certain equipment under capital lease arrangements, which are reflected as property and equipment in our balance sheets as of September 30,

ALTIGEN COMMUNICATIONS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. COMMITMENTS AND CONTINGENCIES (Continued)

2009 and September 30, 2008. The minimum future lease payments under all non-cancellable capital and operating leases as of September 30, 2009 are shown in the following table (in thousands):

	Capital Leases	Operating Leases
Fiscal Years Ending September 30,
2010	$33	$583
2011	—	302
2012	—	302
2013	—	318
2014	—	248

Total contractual lease obligation	$33	$1,753

Amount representing interest	$1

Present value of minimum lease payment	$32

Contingencies

        From time to time, we may become party to litigation and subject to various routine claims and legal proceedings that arise in the ordinary course of our business. In accordance with SFAS No. 5, Accounting Contingencies, we make a provision for liability when it is both probable that the liability has been incurred and the amount of the loss can be reasonably estimated. To date, these actions have not had a material adverse effect on our financial position, result of operations or cash flows. Although the results of litigation and claims cannot be predicted with certainty, we believe that the final outcome of such matters would not have a material adverse effect on our business, financial position, results of operation and cash flows. However, litigation is inherently unpredictable, and depending on the amount and timing, an unfavorable resolution of a matter could materially affect our future results of operations, cash flows or financial position in a particular period.

5. SHAREHOLDER RIGHTS PLAN

        The Company has adopted a Shareholder Rights Plan ("the Plan") and declared a dividend distribution of one right for each outstanding share of the Company's common stock. The record date for the distribution was May 7, 2009. The Company designed the plan to protect the long-term value of the Company for its shareholders during any future unsolicited acquisition attempt. The Company did not adopt the Plan in response to any specific attempt to acquire the Company or its shares and the Company is not aware of any current efforts to do so. These rights will become exercisable only upon the occurrence of certain events specified in the plan, including the acquisition of 15% of the Company's outstanding common stock by a person or group. Should a person or group acquire 15% or more of the outstanding common stock or announce an unsolicited tender offer, the consummation of which would result in a person or group acquiring 15% or more of the outstanding common stock, shareholders other than the acquiring person may exercise the rights, unless the Board of Directors has approved the transaction in advance. Each right will initially entitle stockholders to purchase a fractional share of the company's preferred stock for $4.00. However, the rights are not immediately exercisable and will become exercisable only upon the occurrence of certain events. If a person or group acquires, or announces a tender or exchange offer that would result in the acquisition of, fifteen

ALTIGEN COMMUNICATIONS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. SHAREHOLDER RIGHTS PLAN (Continued)

percent (15%) or more of our common stock while the stockholder rights plan remains in place, then, unless the rights are redeemed by us for $0.001 per right, the rights will become exercisable by all rights holders, except the acquiring person or group, for shares of AltiGen or shares of the third party acquirer having a value of twice the right's then-current exercise price. The Rights will expire on May 7, 2019.

6. FAIR VALUE MEASUREMENTS

        Effective October 1, 2008, we adopted FASB ASC 820, Fair Value Measurements and Disclosures (formerly referenced as SFAS No. 157, Fair Value Measurements) which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. The Company did not record an adjustment to retained earnings as a result of the adoption of this accounting standard, and the adoption did not have a material effect on the Company's results of operations. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under this standard must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

          Level 1—Financial instruments for which quoted market prices for identical instruments are available in active markets.

          Level 2—Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

          Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

ALTIGEN COMMUNICATIONS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. FAIR VALUE MEASUREMENTS (Continued)

        The adoption of this standard with respect to our financial assets and liabilities did not impact our consolidated results of operations and financial condition, but requires additional disclosure for assets and liabilities measured at fair value. In accordance with this standard, the following table represents our fair value hierarchy for our financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of September 30, 2009 and 2008 (in thousands):

	Balance at September 30, 2009	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)
Cash equivalents:
Money market mutual funds	$4,628	$4,628	$—

	4,628	4,628	4,628
Short-term investments:
Agency discount notes	—	—	—
Commercial paper	—	—	—

	—	—	—

Total assets measured at fair value	$4,628	$4,628	$4,628

	Balance at September 30, 2008	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)
Cash equivalents:
Money market mutual funds	$1,018	$1,108	$—
Agency discount note	5,344	—	5,344

	6,362	—	5,344
Short-term investments:
Agency discount notes	150	—	150
Commercial paper	247	—	247

	397	—	397

Total assets measured at fair value	$6,759	$1,108	$5,741

7. INCOME TAXES

        Worldwide loss from continuing operations before provision for income taxes consists of the following (in thousands):

	Years Ended September 30,
	2009	2008	2007
United States	$(4,722)	$(3,726)	$(731)
Foreign	(3)	(211)	(194)

Loss from continuing operations	$(4,725)	$(3,937)	$(925)

ALTIGEN COMMUNICATIONS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. INCOME TAXES (Continued)

        The provision for income taxes consisted of the following and is attributable to federal and state minimum taxes (in thousands):

	Years Ended September 30,
	2009	2008	2007
Federal	$(1)	$—	$9
State	(14)	—	2
Foreign	—	—	—

Income tax provision	$(15)	$—	$11

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

	Years Ended September 30,
	2009	2008
Net operating loss carryforwards	$18,696	$16,668
Reserve and other cumulative temporary differences	1,143	1,399
Research and development credit carryforward	762	698
Net capitalized research and development expenses	68	184

	20,669	18,949
Valuation allowance	(20,669)	(18,949)

Net deferred tax asset	$—	$—

        As of September 30, 2009, we had net operating loss carryforwards for federal income tax purposes of approximately $49.4 million that expire at various dates through 2029, and federal research and development tax credits of approximately $678,000 that expire at various dates through 2029. We also had net operating loss carryforwards for state income tax purposes of approximately $26.5 million that expire at various dates through 2029, and state research and development tax credits of approximately $510,000 which do not have an expiration date and may be carried forward indefinitely. As of September 30, 2009, we had net operating loss carryforwards for foreign income tax purposes of approximately $709,000 that expire at various dates through 2014. Utilization of the Company's net operating loss and tax credit carryforwards may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss carryforwards before utilization.

ALTIGEN COMMUNICATIONS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. INCOME TAXES (Continued)

        The Company's subsidiary in China is entitled to a five-year tax holiday, pursuant to which it is exempted from paying the enterprise income tax for calendar 2009 and calendar 2010. After the two-year exemption period, the Company's subsidiary in China will be entitled to approximately a 50% exemption for calendar years 2010 through 2012.

        A valuation allowance has been recorded for the entire deferred tax asset as a result of uncertainties regarding realization of the asset, including limited operating history of the Company, lack of profitability to date and uncertainty over future operating profitability and taxable income. During fiscal year 2009, valuation allowance increased $1.7 million and in fiscal years 2008 and 2007 valuation allowance increased $573,000, and decreased $115,000, respectively. As of September 30, 2009 and 2008 we had no significant deferred tax liabilities.

        Reconciliation between the Company's effective tax rate and the U.S. statutory rate is as follows:

	Years Ended September 30,
	2009	2008	2007
Tax computed at federal statutory rate	35.0%	35.0%	35.0%
Change in valuation allowance	(36.4)	(14.6)	(10.4)
State taxes	4.6	4.5	2.4
Meals & entertainment	(0.5)	(0.6)	(1.8)
Unbenefitted foreign loss	—	(1.9)	(7.3)
Stock-based compensation	(5.5)	(6.6)	(18.5)
FIN 48 liability	—	(5.9)
Other	2.5	(9.9)	—

Provision for income taxes	(0.3)%	—	(0.6)%

        In October 2007, we adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an Interpretation of Statement of Financial Accounting Standards Statement No. 109" ("FIN 48"). FIN 48 establishes a single model to address accounting for uncertain tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. We have reviewed our income tax positions and identified approximately $274,000 of total gross unrecognized tax benefits of which none, if recognized, would impact the effective tax rate as the Company has a valuation allowance on its carryforward attributes. The Company does not expect its unrecognized tax benefits to change materially over the next 12 months.

ALTIGEN COMMUNICATIONS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. INCOME TAXES (Continued)

        A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits since adoption of FIN 49 is as follows (in thousands):

Total Gross Unrecognized Tax Benefits
Balance at October 1, 2008	$274
Additions based on tax positions related to the current year	—
Additions based on tax positions of prior years	—
Settlements of tax positions	—

Balance at September 30, 2009	$274

        All of this amount would affect the corporation's tax rate if recognized.

        Interest and penalties related to unrecognized tax benefits within the provision for taxes on the consolidated condensed statements of operations did not change as a result of implementing the provisions of FIN 48. Management determined that no accrual for interest and penalties was required as of September 30, 2009.

        We file a consolidated U.S. income tax return and tax returns in various state and local jurisdictions, and foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world, including such jurisdictions as United States and China. With some exceptions, the Company is no longer subject to U.S. federal, state or foreign income tax examinations for fiscal years before 2006. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses or tax credits were generated and carried forward, and make adjustments up to the amount of the net operating loss or credit carryforward amount.

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

8. RELATED PARTY TRANSACTION

        The Company holds ownership interests in two privately held companies, which are also the Company's customers.

        As of September 30, 2009, we held an investment of common stock of a private Taiwanese telecommunication company valued at approximately $195,000. We are accounting for this investment using the cost method. Our interest in the company is approximately 2%, which interest does not allow us to exercise significant influence. For the fiscal years ended September 30, 2009 and 2008, product sales revenue from this company was approximately $216,000 and $72,000, respectively. Accounts receivable balance from this company was $4,000 and $150,000 as of September 30, 2009 and 2008, respectively.

ALTIGEN COMMUNICATIONS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. RELATED PARTY TRANSACTION (Continued)

        In July 2004, we purchased common stock of a private Korean telecommunications company for approximately $79,000. As a result of this investment, we acquired approximately 23% of the voting power of the company. This gives us the right to nominate and elect one of the three members of the Company's current board of directors. We are accounting for this investment using the equity method and record our minority interest of their results in our results of operations. For the fiscal years ended September 30, 2009 and September 30, 2008, product sales revenue from this company was approximately $19,000 and $49,000, respectively. Accounts receivable balance from this company was $22,000 and $18,000 as of September 30, 2009 and 2008, respectively.

9. SUBSEQUENT EVENTS

        The Company has performed an evaluation of subsequent events through December 28, 2009, the date on which this Annual Report on Form 10-K was filed with the SEC.

10. SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

        Following is a summary of our quarterly operating results and share data for the years ended September 30, 2009, 2008 and 2007.

	For the Quarter Ended
	December 31,	March 31,	June 30,	September 30,
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Fiscal year ended September 30, 2009:
Net revenue	$4,860	$3,577	$4,082	$4,866
Gross profit	2,962	2,107	2,545	3,167
Net loss	$(1,268)	$(1,767)	$(945)	$(730)
Basic and diluted net loss per share	$(0.08)	$(0.11)	$(0.06)	$(0.05)
Weighted average shares used in computing basic and diluted net loss per share	15838	15,862	15,923	16,137
Fiscal year ended September 30, 2008:
Net revenue	$4,260	$4,712	$4,812	$5,113
Gross profit	2,406	2,619	2,827	2,986
Net loss	$(971)	$(1,127)	$(1,029)	$(810)
Basic and diluted net loss per share	$(0.06)	$(0.07)	$(0.07)	$(0.05)
Weighted average shares used in computing basic and diluted net loss per share	15,728	15,708	15,697	15,777
Fiscal year ended September 30, 2007:
Net revenue	$4,372	$4,145	$4,181	$5,190
Gross profit	2,361	2,241	2,233	2,930
Net loss	$(94)	$(172)	$(526)	$(144)
Basic and diluted net loss per share	$(0.01)	$(0.01)	$(0.03)	$(0.01)
Weighted average shares used in computing basic and diluted net loss per share	15,130	15,163	15,505	15,651

ALTIGEN COMMUNICATIONS, INC. AND SUBSIDIARY
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Classification	Balance at Beginning of Fiscal Year	Charged to Costs and Expenses	Deductions	Balance at End of Fiscal Year
	(In thousands)
Allowance for doubtful accounts:
Fiscal year ending September 30, 2009	$19	$19	$(3)	$35
Fiscal year ending September 30, 2008	$33	$—	$(14)	$19
Fiscal year ending September 30, 2007	$38	$15	$(20)	$33
Inventory reserve:
Fiscal year ending September 30, 2009	$850	$17	$(176)	$691
Fiscal year ending September 30, 2008	$2,375	$—	$(1,525)	$850
Fiscal year ending September 30, 2007	$2,279	$96	$—	$2,375

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 28, 2009	ALTIGEN COMMUNICATIONS, INC.
	By:	/s/ GILBERT HU Gilbert Hu Chief Executive Officer

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

Signature	Title	Date

/s/ GILBERT HU Gilbert Hu	Chief Executive Officer (principal executive officer) and Director	December 28, 2009
/s/ JEREMIAH J. FLEMING Jeremiah J. Fleming	President, Chief Operating Officer (principal operating officer) and Director	December 28, 2009
/s/ PHILIP M. MCDERMOTT Philip McDermott	Chief Financial Officer (principal financial and accounting officer)	December 28, 2009
/s/ TACHENG CHESTER WANG Tacheng Chester Wang	Director	December 28, 2009
/s/ MIKE MON YEN TSAI Mike Mon Yen Tsai	Director	December 28, 2009
/s/ ALAN HOWE Alan Howe	Director	December 28, 2009

AltiGen Communications, Inc.

Exhibit Index

Exhibit Number		Description
3.1	(1)	Amended and Restated Certificate of Incorporation.

3.2	(5)	Second Amended and Restated Bylaws.

3.3	(10)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of AltiGen Communications, Inc.

4.1	(11)	Preferred Stock Rights Agreement, dated as of April 21, 2009, between AltiGen Communications, Inc. and Computershare Trust Company, N.A., including the Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B and C, respectively.

4.2	(1)	Specimen common stock certificates.

4.3	(1)	Third Amended and Restated Rights Agreement dated May 7, 1999 by and among AltiGen Communications, Inc. and the Investors and Founder named therein.

10.1	(1)	Form of Indemnification Agreement.

10.2	(1)	1994 Stock Option Plan, as amended, and form of stock option agreement.

10.3	(4)	1999 Stock Plan, as amended, and form of stock option agreement.

10.4	(3)	1999 Employee Stock Purchase Plan, as amended, and forms of subscription agreement and notice of withdrawal.
10.5		Lease agreement: 410 East Plumeria Drive, San Jose, California between FSP Montague Business Center Corp., a Delaware Corporation and AltiGen Communications, Inc., dated April 16, 2009.

10.6	(1)	Employment Agreement by and between the Registrant and Philip McDermott, dated June 8, 1999.

10.7	(9)	Amended and Restated Executive Employment Agreement by and between Philip McDermott and the Company, dated March 6, 2009.

10.8	(7)	Executive Employment Agreement by and between Jeremiah J. Fleming and the Company, dated December 18, 2007.

10.9	(9)	Executive Employment Agreement by and between Gilbert Hu and the Company, dated March 6, 2009.

10.10	(2)++	OEM Agreement between AltiSys Communications and AltiGen Communications, Inc., dated January 18, 1999.

10.12	(4)++	Distribution Agreement between Synnex Information Technologies, Inc. and AltiGen Communications, Inc. dated December 22, 1999.

10.13	(8)	Distribution Agreement between Jenne Distributor, Inc., and AltiGen Communications, Inc. dated September 30, 2007.

10.14	+++	Reseller Agreement between Fiserv Solutions, Inc. and AltiGen Communications, Inc. dated August 28, 2009.

10.15	(12)	2009 Equity Incentive Plan and form of stock option agreement thereunder.

10.16	(12)	2009 Employee Stock Purchase Plan.

21.1	(1)	Subsidiaries of the Registrant.

Exhibit Number	Description
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney (included on signature page).
31.1	Certification of Principal Executive Officer, filed herewith.
31.2	Certification of Principal Financial Officer, filed herewith.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

(1)	Incorporated by reference to exhibit filed with the Registrant's Registration Statement on Form S-1 (No. 333-80037) declared effective on October 4, 1999.
(2)	Incorporated by reference to exhibit filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2001.
(3)	Incorporated by reference to exhibit filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2002.
(4)	Incorporated by reference to exhibit filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2003.
(5)	Incorporated by reference to exhibit filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.
(7)	Incorporated by reference to exhibit filed with the Registrant's Registration Statement on Form 8-K (No. 000-27427).
(8)	Incorporated by reference to exhibit filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2007 (No. 000-27427).
(9)	Incorporated by reference to exhibit filed with the Registrant's Registration Statement on Form 8-K on March 10, 2009.
(10)	Incorporated by reference to exhibit filed with the Registrant's Registration Statement on Form 8-A on April 23, 2009.
(11)	Incorporated by reference to exhibit filed with the Registrant's Registration Statement on Form 8-K on April 23, 2009.
(12)	Incorporated by reference to exhibit filed with the Registrant's Registration Statement on Form S-8 on June 29, 2009.
++	Confidential treatment was granted for certain portions of this exhibit.
+++	Confidential treatment requested for certain portions of this agreement.