Form 10-Q
period 2009-12-31
ALTIGEN COMMUNICATIONS INC
filed 2010-02-10
CIK 1003607

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED December 31, 2009
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

The number of shares of our common stock outstanding as of February 8, 2009 was: 16,429,355 shares.

ALTIGEN COMMUNICATIONS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2009
TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

ALTIGEN COMMUNICATIONS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	December 31,	September 30,
	2009	2009
	(In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$7,629	$7,397
Accounts receivable, net of allowances of $34 and $35 at December 31, 2009 and September 30, 2009, respectively	1,083	1,545
Inventories, net	1,088	1,266
Prepaid expenses and other current assets	218	128
Total current assets	10,018	10,336

Property, plant and equipment, net	464	501
Long-term investments	202	202
Long-term deposit	226	292
Total assets	$10,910	$11,331
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,214	$1,165
Accrued liabilities:
Payroll and related benefits	475	672
Warranty	111	122
Marketing	111	111
Accrued expenses	281	215
Other accrued liabilities	458	484
Total accrued liabilities	1,436	1,604
Deferred revenue, short-term	2,330	2,573
Total current liabilities	4,980	5,342
Other long-term liabilities	281	232
Commitments and contingencies (Note 3)
Stockholders' equity:
Convertible preferred stock, $0.001 par value; Authorized—5,000,000 shares; Outstanding—none at December 31, 2009 and September 30, 2008	—	—
Common stock, $0.001 par value; Authorized—50,000,000 shares; Outstanding—16,429,355 shares at December 31, 2009 and 16,188,857 shares at September 30, 2009	18	17
Treasury stock at cost—1,318,830 shares at December 31, 2009 and September 30, 2009	(1,400)	(1,400)
Additional paid-in capital	68,083	67,716
Accumulated other comprehensive income	159	165
Accumulated deficit	(61,211)	(60,741)
Total stockholders' equity	5,649	5,757
Total liabilities and stockholders' equity	$10,910	$11,331

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALTIGEN COMMUNICATIONS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended December 31,
	2009	2008
	(In thousands, except per share amounts)
Net revenue:
Hardware	$2,774	$3,566
Software	580	665
Service support	867	629
Total net revenue	4,221	4,860
Cost of revenue:
Hardware	1,408	1,894
Software	3	4
Service support (1)	—	—
Total cost of revenue	1,411	1,898
Gross profit	2,810	2,962
Operating expenses:
Research and development	1,147	1,225
Sales and marketing	1,379	2,084
General and administrative	775	971
Total operating expenses	3,301	4,280
Loss from operations	(491)	(1,318)
Equity in net loss of investee	—	(3)
Interest and other income, net	22	37
Net loss before taxes	(469)	(1,284)
Income taxes	(1)	16
Net loss	$(470)	$(1,268)
Basic and diluted net loss per share	$(0.03)	$(0.08)
Weighted average shares used in computing basic and diluted net loss per share	16,293	15,838

(1) Service support cost represents less than 1% of our total cost of revenue.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALTIGEN COMMUNICATIONS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended December 31,
	2009	2008
	(In thousands)
Cash flows from operating activities:
Net loss	$(470)	$(1,268)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	50	50
Stock-based compensation	318	286
Equity in net income of investee	—	3
Changes in operating assets and liabilities:
Accounts receivable	462	430
Inventories, net	178	(257)
Prepaid expenses and other current assets	(90)	(78)
Accounts payable	49	236
Accrued liabilities	(168)	(55)
Deferred revenue, short-term	(243)	135
Other long-term liabilities	49	301
Net cash (used in) provided by operating activities	135	(217)
Cash flows from investing activities:
Purchases of short-term investments	—	(5,460)
Proceeds from sale of short-term investments	—	867
Changes in long-term deposits	66	—
Purchases of property and equipment	(13)	(68)
Net cash (used in) provided by investing activities	53	(4,661)
Cash flows from financing activities:
Proceeds from issuances of common stock, net of issuance costs	50	63
Repurchase of treasury stock	—	(8)
Net cash provided by financing activities	50	55
Effect of exchange rate changes on cash and cash equivalents	(6)	—
Net change in cash and cash equivalents during period	232	(4,823)
Cash and cash equivalents, beginning of period	7,397	9,467
Cash and cash equivalents, end of period	$7,629	$4,644

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALTIGEN COMMUNICATIONS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

AltiGen Communications, Inc. (“we” or the “Company’) is a leading provider of 100 percent Microsoft-based Voice over Internet Protocol (VoIP) business phone systems and Unified Communications solutions. We design, deliver and support VoIP phone systems and call center solutions that combine high reliability with integrated IP communications applications.  As one of the first companies to offer VoIP solutions, AltiGen has been deploying systems since 1996. We have more than 10,000 customers worldwide with over 15,000 systems in use. Our telephony solutions are primarily used by small- to medium-sized businesses, companies with multiple locations, corporate branch offices, and call centers.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). These unaudited condensed consolidated financial statements reflect the operations of the Company and its wholly-owned subsidiary located in Shanghai, China. All significant intercompany transactions and balances have been eliminated. In our opinion, these unaudited condensed consolidated financial statements include all adjustments necessary (which are of a normal and recurring nature) for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented. Certain immaterial amounts in prior periods have been reclassified to conform to current period presentation.

These financial statements should be read in conjunction with our audited consolidated financial statements for the fiscal year ended September 30, 2009, included in the Company’s 2009 Annual Report on Form 10-K filed with the SEC on December 28, 2009. The Company’s results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

The Company's policy is to invest in highly-rated securities with strong liquidity and requires investments to be rated single-A or better. Our investment portfolio consists principally of investment grade institutional money market funds, bank term deposits, U.S. Agency securities, corporate bonds and notes and commercial paper. We consider all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents. Short-term investments are highly liquid financial instruments with original maturities greater than three months but less than one year and are classified as "available-for-sale" investments. We classify our available-for-sale securities as current assets and report them at their fair value. Further, we recognize unrealized gains and losses related to these securities as an increase or reduction to shareholders' equity as a component of other comprehensive income (loss). We evaluate our available-for-sale securities for impairment quarterly. During the three months ended December 31, 2009, we did not record any impairment on outstanding securities held. The Company did not hold any short-term investments at December 31, 2009.

INVENTORIES

Inventories (which include costs associated with components assembled by third-party assembly manufacturers, as well as internal labor and allocable overhead) are stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or market value. Provisions, when required, are made to reduce excess and obsolete inventories to their estimated net realizable values. We regularly monitor inventory quantities on hand and record a provision for excess and obsolete inventories based primarily on our estimated forecast of product demand and production requirements for the next six months. We record a write-down for product and component inventories that have become obsolete or are in excess of anticipated demand or net realizable value. Raw materials inventory is considered obsolete and is fully reserved if it has not been used in 365 days. For the three months ended December 31, 2009 and 2008, we disposed of fully-reserved inventory with a carrying value of $0 and an original cost of $33,000 and 176,000, respectively. The disposal of such inventory had no material impact on our revenue, gross margins and net loss. For the three months ended December 31, 2009 and 2008, we recognized a provision of $3,000 and $28,000, respectively, for excess and obsolete inventories. The components of inventories, net of inventory reserves, include (in thousands):

	December 31,	September 30,
	2009	2009
Raw materials	$308	$450
Work-in-progress	113	29
Finished goods	667	787
Total	$1,088	$1,266

REVENUE RECOGNITION

Revenue consists of direct sales to end-users, resellers and distributors. Revenue from sales to end-users and resellers is recognized upon shipment, when risk of loss has passed to the customer, collection of the receivable is reasonably assured, persuasive evidence of an arrangement exists, and the sales price is fixed and determinable. Net revenue consists of hardware and software revenue reduced by estimated sales returns and allowances. Sales to distributors are made under terms allowing certain rights of return and protection against subsequent price declines on the Company’s products held by its distributors. Upon termination of such distribution agreements, any unsold products may be returned by the distributor for a full refund. These agreements may be canceled by either party without cause for convenience following a specified notice period. As a result of these provisions, the Company defers recognition of distributor revenue until such distributors resell our products to their customers. The amounts deferred as a result of this policy are reflected as “deferred revenue” in the accompanying consolidated balance sheets. The related cost of revenue is also deferred and reported in the consolidated balance sheets as inventory. We do not recognize revenue derived from sales to customers in China until both of the following elements are satisfied: customer has taken ownership upon shipment and AltiGen has received payment for the purchase.

SERVICE SUPPORT PROGRAMS

In September 2007, we introduced our Software Assurance Program which provides our customers with the latest updates, new releases, and technical support for the applications they are licensed to use. In fiscal year 2008, we initiated our Premier Service Plan, which includes software assurance and extended hardware warranty. These programs have an annual subscription and can range from one to three years. Sales from our service support programs are recorded as deferred revenue and recognized as service support revenue over the terms of their subscriptions.

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

STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation, including grants of stock options, as an operating expense in the income statement at fair market value. The Company has estimated the fair value of stock-based compensation for stock options at the date of the grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model incorporates various assumptions including expected volatility, expected life and interest rate. The Company uses historical data to estimate option forfeitures. Expected volatility is based on historical volatility and the risk-free interest rate is based on U.S. Treasury yield in effect at the time of the grant for the expected life of the options. The Company does not anticipate paying any dividends in the foreseeable future and therefore used an expected dividend yield of zero in the option valuation model.

The underlying weighted-average assumptions used in the Black-Scholes model and the resulting estimates of fair value per share were as follows for options granted during the three months ended December 31, 2009 and December 31, 2008:

	Employee Stock Option Plans Three Months Ended December 31,		Employee Stock Purchase Plan Three Months Ended December 31,
	2009	2008	2009	2008
Expected life (in years)	6	6	0.5	0.5
Risk-free interest rate	2.2%	2.3%	0.15%	1.2%
Volatility	90%	141%	90%	140%
Forfeiture rate	16.74%	15.99%	—	—
Expected dividend	0.0%	0.0%	0.0%	0.0%

The following table summarizes stock-based compensation expense related to employee and director stock options, employee stock purchases and stock awards for the three months ended December 31, 2009 and December 31, 2008:

	Three Months Ended December 31,
	2009	2008
	(In thousands)
Cost of revenue	$8	$5
Research and development	128	65
Sales and marketing	109	85
General and administrative	73	131
Total	$318	$286

The following table summarizes the Company’s stock option plan as of October 1, 2009 and changes during the three months ended December 31, 2009:

	Number of Shares	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding at October 1, 2009	4,362,891	$0.91
Granted	44,000	0.90
Exercised	(3,489)	0.68
Forfeitures and cancellations	(14,722)	0.76
Outstanding at December 31, 2009	4,388,680	$0.91	7.91
Vested and expected to vest at December 31, 2009	3,471,954	$0.92	7.51
Exercisable at December 31, 2009	1,773,297	$0.96	5.64

At December 31, 2009, the aggregate intrinsic value of stock options outstanding was $674,630. Total stock options vested and expected to vest at December 31, 2009 were 3.4 million shares with a weighted average exercise price of $0.92, aggregate intrinsic value of $549,231, and a weighted average remaining contractual term of 7.5 years. The total exercisable stock options as of December 31, 2009 were 1.8 million shares with an aggregate intrinsic value of $313,508, weighted average exercise price of $0.96, and a weighted average remaining contractual term of 5.6 years.

The Company has unamortized stock-based compensation expense relating to options outstanding of $819,000, which will be amortized to expense over a weighted average period of 4 years.

On March 10, 2009, our 1999 Stock Plan and our 1999 Employee Stock Purchase Plan (the “1999 Purchase Plan”) expired. These plans will, however, continue to govern the securities previously granted under them. On April 21, 2009, our Board of Directors approved a 2009 Equity Incentive Plan and a 2009 Employee Stock Purchase Plan (the “2009 Purchase Plan”), which were both approved by our stockholders on June 18, 2009.  The 2009 Purchase Plan allows eligible employees to purchase shares of Company stock at a discount through payroll deductions. The 2009 Purchase Plan consists of six-month offering periods commencing on June 1st and December 1st, each year. Employees purchase shares in the purchase period at 85% of the market value of the Company’s common stock at either the beginning of the offering period or the end of the offering period, whichever price is lower.

Participants under the 2009 Purchase Plan generally may not purchase shares on any exercise date to the extent that, immediately after the grant, the participant would own stock totaling 5% or more of the total combined voting power of all stock of the Company, or greater than $25,000 worth of stock in any calendar year. The maximum number of shares of common stock that any employee may purchase under the 2009 Purchase Plan during any offering period is 10,000 shares.

The Company reserved 1.5 million shares of the Company’s common stock for future issuance under the 2009 Purchase Plan. From October 1, 2008 until the expiration of the 1999 Purchase Plan on March 10, 2009, 193,411 shares were purchased by and distributed to employees at a price of $0.59 per share. During the three months ended December 31, 2009, 74,735 shares were purchased by and distributed to employees under the 2009 Purchase Plan at a price of $0.62 per share.

Issuance of Common Stock as Bonuses

In July 2009, our Board of Directors approved the issuance of our common stock to employees as bonuses. The stock bonuses would be granted in four quarterly installments based on the evaluation of the Company’s overall financial performance for each respective quarter. The stock awards are immediately vested on the date of grant. We recorded stock-based compensation expense for these stock award bonuses based on the closing fair market value of the Company’s common stock on the date of grant. During the three months ended December 31, 2009, we issued 162,274 shares of our common stock to employees and recorded total expense of $146,046 for bonus awards earned in the forth quarter of fiscal year 2009. During the first quarter of fiscal year 2010, our Board of Directors suspended further issuance of common stock as bonus under this program.

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

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except net loss per share amounts):

	Three Months Ended December 31,
	2009	2008
Net loss	$(470)	$(1,268)
Divided by: weighted average shares outstanding—basic and diluted	16,293	15,838
Basic and diluted net loss per share	$(0.03)	$(0.08)

Options to purchase 4.4 million and 4.5 million shares of common stock were outstanding as of December 31, 2009 and 2008, respectively, and were excluded from the computation of diluted net earnings per share for these periods because their effect would have been antidilutive.

COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) consists of two components—net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) refers to revenue, expenses, gains, and losses that under U.S. generally accepted accounting principles are recorded as an element of stockholders' equity but are excluded from net income. The Company's other comprehensive income (loss) consists of unrealized gains and losses on marketable securities categorized as available-for-sale and foreign exchange gains and losses.

As of December 31, 2009, accumulated other comprehensive income consists of $159,000 of accumulated foreign currency translation gains. The amounts comprising unrealized gains and losses on marketable securities and the related changes as of December 31, 2009 and 2008 were immaterial.

FAIR VALUE MEASUREMENTS

In October 2008, the Company adopted FASB ASC 820-10, Fair Value Measurements and Disclosures – Overall (“ASC 820-10”) with respect to its financial assets and liabilities. In February 2008, the FASB issued updated guidance related to fair value measurements, which is included in the Codification in ASC 820-10-55, Fair Value Measurements and Disclosures – Overall – Implementation Guidance and Illustrations. The updated guidance provided a one year deferral of the effective date of ASC 820-10 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. The adoption did not have a material impact on the Company’s Condensed Consolidated Financial Statements as it relates only to disclosures. The required disclosures are included in Note 1 of Notes to Condensed Consolidated Financial Statements.

In October 2009, the Company adopted the fair value disclosure provision that requires the reporting of interim disclosures about the fair value of financial instruments previously only disclosed on an annual basis. The adoption did not have any impact on the Company’s Condensed Consolidated Financial Statements as it relates only to disclosures. The required disclosures are included in Note 1 of Notes to Condensed Consolidated Financial Statements.

The Company did not record an adjustment to retained earnings as a result of the adoption of this accounting standard, and the adoption did not have a material effect on the Company’s results of operations. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under this standard must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

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

The adoption of this standard with respect to our financial assets and liabilities did not impact our consolidated results of operations and financial condition, but requires additional disclosure for assets and liabilities measured at fair value.  In accordance with this standard, the following table represents our fair value hierarchy for our financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of December 31, 2009 and September 30, 2009 (in thousands):

	Balance at December 31, 2009	Quoted Prices in Active Markets for Identical Instruments (Level 1)

Cash equivalents:
Money market mutual funds	$4,628	$4,628

Total assets measured at fair value	$4,628	$4,628

	Balance at September 30, 2009	Quoted Prices in Active Markets for Identical Instruments (Level 1)

Cash equivalents:
Money market mutual funds	$4,628	$4,628

Total assets measured at fair value	$4,628	$4,628

SEGMENT REPORTING

The Company manages its business primarily on a geographic basis. Accordingly, the Company determined its operating segments, which are generally based on the nature and location of its customers, to be the Americas and International. The Company's two geographical segments sell the same products to the same types of customers. The Company's reportable operating segments are comprised of the Americas and International operations. The Americas segment includes the United States, Canada, Mexico, Central America and the Caribbean. The International segment is comprised of China, United Kingdom, Italy and Holland.

The following table shows our sales by geographic region as percentage of total sales for the periods indicated:

	Three Months Ended December 31,
	2009	2008
Americas	83%	86%
International	17%	14%
Total	100%	100%

The following table sets forth a measure of profit or loss for each operating segment for the periods indicated (in thousands):

	Three Months Ended December 31,
	2009	2008
Americas	$(364)	$(1,238)
International	$(106)	$(30)
Total	$(470)	$(1,268)

The following table sets forth the total assets for each operating segment as of the periods indicated (in thousands):

	December 31,	September 30,
	2009	2009
Americas	$7,709	$8,060
International	$3,201	$3,271
Total	$10,910	$11,331

CUSTOMERS

Our customers are primarily end-users, resellers and distributors. We have distribution agreements with Altisys Communications, Inc., and Synnex Corporation, in the Americas. Our agreements with Altisys and Synnex have initial terms of one year. Each of these agreements are renewed automatically for additional one year terms, provided that each party shall have the right to terminate the agreement for convenience upon ninety (90) days' written notice prior to the end of the initial term or any subsequent term of the agreement. In addition, our agreements with Altisys, and Synnex also provide for termination, with or without cause and without penalty, by either party upon thirty (30) days' written notice to the other party or upon insolvency or bankruptcy. For a period of sixty (60) days' following termination of the agreement, Altisys and Synnex may distribute any products in their possession at the time of termination or, at their option, return any products to us that are in their inventories. Upon termination of the distribution agreement, all outstanding invoices for the products will become due and payable within thirty (30) days' of the termination.

In the Americas, we have a reseller agreement with Fiserv Solutions, Inc. Our agreement with Fiserv has an initial term of ten years ending on August 28, 2019, and shall be renewed automatically for additional five year terms unless either party provides the other party with ninety (90) days’ written notice prior to the end of the initial term or any subsequent term of the agreement. The agreement can also be terminated for, among other things, material breach or insolvency of either party. Upon termination, AltiGen would continue to have support obligations for products that Fiserv distributed subject to Fiserv's obligation to remain current on maintenance fees.

The following table sets forth our net revenue by customers that individually accounted for more than 10% of our revenue for the periods indicated:

	Three Months Ended December 31,
	2009	2008
Synnex	34%	31%
Altisys (1)	11%	4%
Fiserv (2)	9%	7%
Jenne (3)	1%	21%
Total	55%	63%

(1)	In the quarter ended December 31, 2008, revenue generated from Altisys was less than 10% of our total revenue.
(2)	In the quarter ended December 31, 2009 and 2008, revenue generated from Fiserv was less than 10% of our total revenue.
(3)
In September 2009, we terminated our distribution agreement with Jenne. The Termination of our relationship with Jenne did not have a material impact on our business. Additionally, for the three months ended December 31, 2009, revenue generated from Jenne was less than 10% of our total revenue.

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

Changes in the Company's warranty liability for the three months ended December 31, 2009 and 2008, respectively, are as follows (in thousands):

	Three Months Ended December 31,
	2009	2008
	(In thousands)
Accrued warranty, beginning of period	$122	$137
Provision for warranty liability	43	33
Warranty cost including labor, components and scrap	(54)	(42)
Accrued warranty, end of period	$111	$128

3.  COMMITMENTS AND CONTINGENCIES

Commitments

We lease our facilities under various operating lease agreements expiring on various dates through December 2014. Generally, these leases have multiple options to extend for a period of years upon termination of the original lease term. We believe that our facilities are adequate for our present needs in all material respects.

In April 2009, the Company entered into a lease for a new corporate headquarters for a period of five years with one consecutive option to extend for an additional five years. This facility is leased through June 2014 and serves as our headquarters for corporate administration, research and development, manufacturing, and sales and marketing facility in San Jose, California. The terms of the lease include rent escalations and a tenant allowance for certain leasehold improvements.  Under the terms of the lease agreement, total rent payment is approximately $1.4 million for a period of five years commencing on June 12, 2009. Additionally, under the terms of the lease agreement, the Company received up to $100,000 cash incentive as moving allowance. As of December 31, 2009, the Company recorded $100,000 of this allowance as part of deferred rent liability to be amortized over the term of the lease. The Company reserved $200,000 as collateral for an irrevocable and negotiable standby letter of credit (the "Letter of Credit") as security for the facility lease. The $200,000 is restricted by the bank and recorded as part of the long-term deposit in our consolidated balance sheet as of December 31, 2009. Under the terms of the agreement, the Letter of Credit will expire in July 2014. We believe that the new facility will be suitable, adequate and sufficient to meet the needs of the Company through July 2014.

Rent expense for all operating leases totaled approximately $188,262 and $175,304 for the three months ended December 31, 2009 and 2008, respectively. We also lease certain equipment under capital lease arrangements, which are reflected as property and equipment in our balance sheets as of December 31, 2009 and September 30, 2009. The minimum future lease payments under all non-cancellable capital and operating leases as of December 31, 2009 are shown in the following table (in thousands):

	Capital Leases	Operating Leases
Fiscal Years Ending September 30,
2010	$22	$442
2011	—	302
2012	—	302
2013	—	318
2014	—	248
Total contractual lease obligation	$22	$1,612
Amount representing interest	$1
Present value of minimum lease payment	$21

Contingencies

From time to time, we may become party to litigation in the normal course of our business. Litigation in general and intellectual property and securities litigation in particular, can be expensive and disruptive to normal business operations. Moreover, the results of complex litigation are difficult to predict.

4.  STOCK REPURCHASE PROGRAM

On October 23, 2007, our Board of Directors approved the repurchase of up to $2.0 million of our common stock in the open market through November 12, 2008. On November 11, 2008, our Board of Directors extended the repurchase program by another year to November 14, 2009. Stock repurchases under this program were made from time to time at our management’s discretion through November 14, 2009. When exercising such discretion, management considered a variety of factors such as our stock price, general business and market conditions and other investment opportunities. The repurchases were made in the open market and funded from available working capital. Pursuant to the 2007 authority, we repurchased 231,135 shares during the twelve months ended September 30, 2008 at an aggregate cost of $367,000. Pursuant to the 2008 authority, we repurchased 23,800 shares during the twelve months ended September 30, 2009 at an aggregate cost of $19,000. In April 2009, we suspended further purchases of stock under this program.

5. SUBSEQUENT EVENTS

The Company has performed an evaluation of subsequent events through February 10, 2010, the date on which this Quarterly Report on Form 10-Q was filed with the SEC. No material subsequent events have occurred since December 31, 2009 that required recognition or disclosure in these unaudited condensed consolidated financial statements.

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

You should also carefully review the cautionary statements contained in our Annual Report on Form 10-K for the year ended September 30, 2009, including those set forth in Item 1A “Risk Factors” of that report as well as in Item IA “Risk Factors” of this report.

OVERVIEW

AltiGen Communications, Inc. (“we” or the “Company”) is a leading provider of 100% Microsoft-based Voice over Internet Protocol (VoIP) business phone systems and Unified Communications solutions. We design, deliver and support VoIP phone systems and call center solutions that combine high reliability with integrated IP communications applications.  As one of the first companies to offer VoIP solutions, AltiGen has been deploying systems since 1996. We have more than 10,000 customers worldwide with over 15,000 systems in use. Our telephony solutions are primarily used by medium and enterprise sized businesses, companies with multiple locations, corporate branch offices, and call centers.

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

We generated net revenue of $4.2 million and $4.9 million for the three months ended December 31, 2009 and 2008, respectively. As of December 31, 2009, we had an accumulated deficit of $61.2 million.  Net cash provided by operating activities was $135,000 for the three months ended December 31, 2009.

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

Our cost of revenue consists of component and material costs, direct labor costs, provisions for excess and obsolete inventory, warranty costs and overhead related to the manufacturing of our products. Several factors that have affected and will continue to affect our revenue growth are the state of the economy, the market acceptance of our products, our ability to add new resellers and our ability to design, develop, and release new products. We engage third-party assemblers, which in fiscal year 2009 and the three month period ended December 31, 2009 were All Quality Services in Fremont, California and ISIS Surface Mounting, Inc. in San Jose, California to insert the hardware components into the printed circuit board. We purchase fully-assembled chassis from Advantech Corporation, Internet protocol phones from BCM Communications, Inc., single board computers for our MAX product from AAEON Electronics, Inc. and raw material components from Avnet Electronics. We selected our manufacturing partners with the goals of ensuring a reliable supply of high-quality finished products and lowering per unit product costs as a result of manufacturing economies of scale. We cannot assure you that we will maintain the volumes required to realize these economies of scale or when or if such cost reductions will occur. The failure to obtain such cost reductions could materially adversely affect our gross margins and operating results.

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

CRITICAL ACCOUNTING POLICIES

Revenue Recognition. Revenue consists of direct sales to end-users, resellers and distributors. Revenue from sales to end-users and resellers is recognized upon shipment, when risk of loss has passed to the customer, collection of the receivable is reasonably assured, persuasive evidence of an arrangement exists, and the sales price is fixed and determinable. We provide for estimated sales returns and allowances and warrant costs related to such sales at the time of shipment. Net revenue consists of product revenue reduced by estimated sales returns and allowances. Sales to distributors are made under terms allowing certain rights of return and protection against subsequent price declines on our products held by the distributors. Upon termination of such distribution agreements, any unsold products may be returned by the distributor for a full refund. These agreements may be canceled without cause for convenience following a specified notice period. As a result of these provisions, we defer recognition of distributor revenue until such distributors resell our products to their customers. The amounts deferred as a result of this policy are reflected as “deferred revenue” in the accompanying consolidated balance sheets. The related cost of revenue is also deferred and reported in the consolidated balance sheets as inventory. We do not recognize revenue derived from sales to customers in China until both of the following elements are satisfied: customer has taken ownership upon shipment and AltiGen has received payment for the purchase. Our short-term deferred revenue was $2.3 million as of December 31, 2009 compared to $2.6 million for the same period in fiscal 2009. Our long-term deferred revenue was $164,000 as of December 31, 2009 compared to $385,000 for the same period in fiscal 2009. The decrease in short-term deferred revenue was primarily attributable to deferred channel revenue, which decreased due to the volume of products sold as apposed to products shipped to distribution. Additionally, in September 2009, we terminated our distribution agreement with Jenne Distribution Inc., which resulted in lower deferred channel revenue in the first quarter of fiscal year 2010. We work closely with our distributors to monitor channel inventory levels and attempt to ensure that appropriate levels of products are available to resellers and end users.

Service Support Programs.  In September 2007, we introduced our Software Assurance Program which provides our customers with the latest updates, new releases, and technical support for the applications they are licensed to use. In fiscal 2008, we initiated our Premier Service Plan, which includes software assurance and extended hardware warranty. These programs have an annual subscription and can range from one to three years. Sales from our service support programs are recorded as deferred revenue and recognized as revenue over the terms of their subscriptions. As of December 31, 2009, our service support deferred revenue was approximately $2.3 million compared to $2.1 million for the same period in fiscal 2009, an increase of 9% over the same period in the prior year. Our new service plan offering remains a significant growth opportunity as we continue to add new service customers.

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

Cash and Cash Equivalent.  We consider all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents. Cash and cash equivalents are invested in various investment grade institutional money market accounts, U.S. Agency securities and commercial paper. The Company's investment policy requires investments to be rated single-A or better. We also hold a total of $2.5 million in cash in China of which $2.2 million is held in a bank term deposit account.

Short-Term Investments. The Company’s policy is to invest in highly-rated securities with strong liquidity and requires investments to be rated single-A or better. Short-term investments are comprised of U.S. Agency securities and commercial paper. Short-term investments are highly liquid financial instruments with original maturities greater than three months but less than one year and are classified as “available-for-sale” investments. We classify our available-for-sale securities as current assets and report them at their fair value. Further, we recognize unrealized gains and losses related to these securities as an increase or reduction in stockholders’ equity.

Inventory.  Inventory is stated at the lower of cost (first-in, first-out method) or market. Our inventory balance was for the three months ended December 31, 2009 was $1.1million compared to $1.9 for the three months ended December 31, 2008. We perform a detailed review of inventory each fiscal quarter, with consideration given to future customer demand for our products, obsolescence from rapidly changing technology, product development plans, and other factors. If future demand or market conditions for our products are less favorable than those projected by management, or if our estimates prove to be inaccurate due to unforeseen technological changes, we may be required to record additional inventory provision which would negatively affect gross margins in the period when the write-downs were recorded. In prior periods, we had established a reserve to write off excess inventory that management believed would not be sold. During the three months ended December 31, 2009, we disposed of fully-reserved inventory with a carrying value of zero and an original cost at $33,000. The disposal of such inventory had no material impact on our revenue, gross margins and net loss for the three months ended December 31, 2009. For the three months ended December 31, 2009, we recognized a provision of $3,000 for excess and obsolete inventories compared to $28,000 during the same period in the prior year. Inventory allowance was $661,000 and $703,000 as of December 31, 2009 and 2008, respectively.

Warranty Cost.  We accrue for warranty costs based on estimated product return rates and the expected material and labor costs to provide warranty services. If actual products return rates, repair cost or replacement costs differ significantly from our estimates, then our gross margin could be adversely affected. The reserve for product warranties was $111,000 and $122,000 as of December 31, 2009 and September 30, 2009, respectively.

Stock-Based Compensation. The Company has estimated the fair value of stock-based compensation for stock options at the date of the grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model incorporates various assumptions including expected volatility, expected life and interest rate. The Company uses historical data to estimate option forfeitures. Expected volatility is based on historical volatility and the risk-free interest rate is based on U.S. Treasury yield in effect at the time of the grant for the expected life of the options. The Company does not anticipate paying any dividends in the foreseeable future and therefore used an expected dividend yield of zero in the option valuation model.

Results of Operations

The following table sets forth consolidated statements of operations data for the periods indicated as a percentage of net revenue:

	Three Months Ended December 31,
	2009		2008
Consolidated Statements of Operations Data:
Net revenue:
Hardware	65.8%		73.4%
Software	13.7		13.7
Service support	20.5		12.9
Total net revenue	100.0		100.0
Cost of revenue:
Hardware	33.4		39.0
Software	0.1		0.1
Service support (1)	—		—
Total cost of revenue	33.5		39.1
Gross profit	66.5		60.9
Operating expenses:
Research and development	27.2		25.2
Sales and marketing	32.7		42.9
General and administrative	18.4		20.0
Total operating expenses	78.3		88.1
Loss from operations	(11.8)		(27.2)
Equity in net loss of investee	—		(0.1)
Interest and other income, net	0.5		0.8
Net loss before income taxes	(11.3)		(26.5)
Income taxes	—		0.3
Net loss	(11.3	) %	(26.2	) %

(1) Service support cost represents less than 1% of our total cost of revenue.

Net Revenue

Net sales consist primarily of revenue from direct sales to end-users, resellers and distributors.

We are organized and operate as two operating segments, the Americas and International.  The Americas segment is comprised of the United States, Canada, Mexico, Central America and the Caribbean.  The International segment is comprised of China, the United Kingdom, Italy and Holland.

The following table sets forth percentages of net revenue by geographic region with respect to such revenue for the periods indicated:

	Three Months Ended December 31,
	2009	2008
Americas	83%	86%
International	17%	14%
Total	100%	100%

Net revenue by customers that individually accounted for more than 10% of our revenue for the three months ended December 31, 2009 and 2008, respectively, were as follows:

	Three Months Ended December 31,
	2009	2008
Synnex	34%	31%
Altisys (1)	11%	4%
Fiserv (2)	9%	7%
Jenne (3)	1%	21%
Total	55%	63%

(1)	In the quarter ended December 31, 2008, revenue generated from Altisys was less than 10% of our total revenue.
(2)	In the quarter ended December 31, 2009 and 2008, revenue generated from Fiserv was less than 10% of our total revenue.
(3)
In September 2009, we terminated our distribution agreement with Jenne. The Termination of our relationship with Jenne did not have a material impact on our business. Additionally, for the three months ended December 31, 2009, revenue generated from Jenne was less than 10% of our total revenue.

The following table sets forth percentages of net revenue by product type with respect to such revenue for the periods indicated:

	Three Months Ended December 31,
	2009	2008
Hardware	66%	74%
Software	14%	14%
Service Support Plans	20%	12%
Total	100%	100%

Net revenue for the three months ended December 31, 2009 was $4.2 million as compared to $4.9 million for the three months ended December 31, 2008. Revenue generated in the Americas segment accounted for $3.5 million, or 83% of our total net revenue, as compared to $4.2 million, or 86% of our total net revenue, for the three months ended December 31, 2009 and 2008, respectively. Revenue generated in the International segment accounted for $704,000, or 17% of our total net revenue, as compared to $687,000, or 14% of our total net revenue, for the three months ended December 31, 2009 and 2008, respectively. In the Americas segment, during the three months ended December 31, 2009, we generated $855,000 in non-system related revenue, which is primarily revenue generated from our service support plans. The decrease in net revenue excluding non-system related revenue was approximately 24%. This decrease in net revenue in the Americas segment was primarily attributable to a change in our product mix. The number of systems shipped was approximately 35% lower than the corresponding period in the previous year. However, the average revenue per system was higher by approximately 16% because sales of our smaller systems, with lower profit margins, decreased while sales of our larger systems, with higher profit margins, increased. Sales in all markets continued to be affected by the global economic recession. To combat the sales decline we are experiencing, we will continue to focus our sales efforts on larger enterprise customers. To the extent we are successful in penetrating larger enterprise customer, we believe that that sales of our product will increase and this will allow us to take market share from our competitors.

Cost of Revenue

Our cost of product revenue consists primarily of component and material costs, direct labor costs, provisions for excess and obsolete inventory, warranty costs and overhead related to the manufacturing of our products. The majority of these costs vary with the unit volumes of product sold.

Cost of revenue decreased to $1.4 million for the three months ended December 31, 2009 as compared to $1.9 million for the same period of the previous fiscal year. This decrease was primarily caused by a shift in our product mix in the period and the impact of lower sales volume over the prior year quarter. Cost of goods sold for the three months ending December 31, 2009 decreased to 33% of net revenue, compared to 39% of net revenue for the three months ending December 31, 2008. This change was primarily attributable to an increase of our non-system related revenue.

Research and Development Expenses

Research and development expenses consist primarily of costs related to personnel and overhead expenses, consultant expenses and other costs associated with the design, development, prototyping and testing of our products and enhancements of our converged telephone system software. For the three months ended December 31, 2009, research and development expenses were $1.1 million, or 27% of net revenue, as compared to $1.2 million, or 25% of net revenue for the first quarter of fiscal 2009. This decrease in absolute dollars was driven by a decrease of $51,000 in consulting related services.

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

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in marketing, sales and customer support functions, as well as trade shows, advertising, and promotional expenses. Sales and marketing expenses for the three months ended December 31, 2009 decreased 34% when compared to the same period of the previous fiscal year. For the three months ended December 31, 2009, sales and marketing expenses were $1.4 million, or 32% of net revenue, as compared to $2.1 million, or 42% of net revenue for the same period in fiscal 2009. This expense decrease in absolute dollars was driven by a decrease of $331,000 in personnel-related expenses, a decrease of $115,000 in advertising and promotional expenses, a decrease of $93,000 in travel related expenses, a decrease of $126,000 in service related expenses and a decrease of $32,000 in non-cash stock-based compensation expenses. A number of these reductions stem from our cost cutting initiatives implemented in April 2009.

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

General and Administrative Expenses

General and administrative expenses consist of salaries and related expenses for executive, finance and administrative personnel, facilities, allowance for doubtful accounts, legal and other general corporate expenses. General and administrative expenses decreased in the three months ended December 31, 2009, compared to three month period ended December 31, 2008. General and administrative expenses were $775,000, or 18% of net revenue for the three month period ended December 31, 2009, compared to $971,000, or 20% of net revenue for the three month period ended December 31, 2008. The decrease in absolute dollars in general and administrative was primarily attributable to a decrease of $17,000 in legal expenses associated with corporate governance matters, a decrease of $93,000 in personnel-related expenses and a decrease of $82,000 in non-cash stock-based compensation expenses.

Management continues to focus on cost control until business conditions improve. If business conditions deteriorate or the rate of improvement does not meet our expectations, we may implement additional cost-cutting actions.

Equity Investment in Common Stock of Private Company

In July 2004, we purchased common stock of a private Korean telecommunications company for approximately $79,000. As a result of this investment, we acquired approximately 23% of the voting power of the company. This gives us the right to nominate and elect one of the three members of the investee’s current board of directors. We are accounting for this investment using the equity method and record our minority interest of their results in our results of operations. For the three months end December 31, 2009 and 2008, product sales revenue from this company was approximately $2,000 and $0, respectively. Our accounts receivable from this company was $19,000 and $18,000 as of December 31, 2009 and 2008, respectively.

Interest Expense and Other Income, Net

Interest expense primarily consists of interest incurred on our capital lease commitments and other income primarily consists of interest earned on cash, cash equivalents and short-term investments. Net interest and other income decreased to $22,000 for the three months ended December 31, 2009 from $37,000 for the same period in fiscal year 2009. The decrease in interest and other income, net in fiscal year 2010, as compared to fiscal year 2009 was a combination of lower invested balances, reduced cash balances and reduced rates of interest available for cash and investments in financial assets in fiscal year 2010. In the longer term, we may generate less interest income if our total invested balance decreases and these decreases are not offset by rising interest rates or increased cash generated from operations or other sources.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through the sale of equity securities. As of December 31, 2009, we held cash and cash equivalents totaling $7.6 million. Total cash and cash equivalents represents approximately 76% of total current assets for the three month period ended December 31, 2009.

The following table shows the major components of our consolidated statements of cash flows for the fiscal periods indicated below:

	Three Months Ended December 31,
	2009	2008
	(In thousands)
Cash and equivalents, beginning of period	$7,397	$9,467
Cash (used in) provided by operating activities	135	(217)
Cash (used in) provided by investing activities	53	(4,661)
Cash provided by financing activities	50	55
Effect of exchange rate changes on cash and cash equivalents	(6)	—
Cash and equivalents, end of period	$7,629	$4,644

During the three months ended December 31, 2009, our net cash provided by operating activities was $135,000, as compared to net cash used in operating activities of $217,000 during the same period in fiscal year 2009. This was primarily attributable to our net loss of $470,000, a decrease of $462,000 in accounts receivable, a decrease of $178,000 in net inventories, a decrease of $168,000 in accrued liabilities and a decrease of $194,000 in deferred revenue and long-term liabilities. The cash impact of the loss for the three months ended December 31, 2009 was partially offset by a non-cash expense of $318,000 in stock-based compensation expense and $50,000 in depreciation and amortization costs. Generally, as sales levels fall, we expect accounts receivable and accounts payable, and to a lesser extent inventories, to decrease. Inventories react more slowly because we outsource much of our production, and reduced demand takes time to be reflected back through our supply chain. Further, there will be routine fluctuations in these accounts from period to period that may be significant in amount. The change in deferred revenue was primarily driven by a decrease of $279,000 in deferred channel revenue; due to the volume of products sold as opposed to what was shipped to distribution. Additionally, in September 2009, we terminated our distribution agreement with Jenne Distribution Inc., which resulted in lower deferred channel revenue in the first quarter of fiscal year 2010. The decrease in deferred channel revenue was offset by an increase of $36,000 in short-term deferred revenue derived from our service support plans. The increase in short-term deferred revenue was primarily the result of continued growth of our recurring revenue programs. These plans include both the Software Assurance Program, which provides our customers with new software releases and support for an annual fee, and the Premier Service Plan, which includes software assurance and extended hardware.

Net accounts receivable decreased 30% from $1.5 million at September 30, 2009 to $1.1 million at December 31, 2009. Quarterly accounts receivable days sales outstanding (DSO) decreased from 29 days as of September 30, 2009 to 23 days as of December 31, 2009. Net accounts receivable and DSO decrease was primarily due to lower shipments and good collections during the three month period ended December 31, 2009.

Net inventories decrease 14% from $1.2 million at September 30, 2009 to $1.1 million at December 31, 2009. The decrease in net inventories during this period was the result of routine period to period fluctuations. Our annualized inventory turn rate, which represents the number of times inventory is replenished during the year, decreased from 5.5 turns as of September 30, 2009 to 5.2 turns as of December 31, 2009. Inventory management will continue to be an area of focus as we balance the need to maintain strategic inventory levels to help ensure competitive lead times with the risk of inventory obsolescence due to rapidly changing technology and customer requirements.

We ended the first quarter of fiscal year 2010 with a cash conversion cycle of 15 days, as compared to 55 days for the first quarter of fiscal 2009. The cash conversion cycle is the duration between purchase of inventories and services and the collection of the cash from the sale of our products and services and is a metric on which we have focused as we continue to try to efficiently manage our assets. The cash conversion cycle results from the calculation of (a) the days of sales outstanding added to (b) the days of supply in inventories and reduced by (c) the days of payable outstanding.  The decrease in our cash conversion cycle was primarily due to good collections during the first quarter of fiscal year 2010.

For the three months ended December 31, 2009, net cash provided by investing activities was $53,000, as compared to net cash used in provided by investing activities of $4.6 million during the same period in fiscal 2009. For the three months ended December 31, 2009, the Company spent approximately $13,000 on purchases of property and equipment compared to $68,000 for the three month period ended December 31, 2008.  Additionally, for the three month period ended December 31, 2009, we reclassified our Shanghai facilities-related deposit of $66,000 from long-term deposit to short-term deposit.

Net cash provided by financing activities for the three months ended December 31, 2009 was approximately $50,000, as compared to $55,000 during the same period in fiscal year 2009. For the fist quarter of fiscal year 2010, proceeds from issuance of common stock under employee stock plans represented approximately $50,000 as compared to $63,000 for the same period in fiscal year 2009. Additionally, during the first quarter of fiscal year 2009, repurchase of our treasury stock was approximately $8,000.

On October 23, 2007, our Board of Directors approved the repurchase of up to $2.0 million of our common stock in the open market through November 12, 2008. On November 11, 2008, our Board of Directors extended the repurchase program by another year to November 14, 2009. Stock repurchases under this program were be made from time to time at our management’s discretion through November 14, 2009. When exercising such discretion, management considered a variety of factors such as our stock price, general business and market conditions and other investment opportunities. The repurchases were made in the open market and funded from available working capital. Pursuant to the 2007 authority, we repurchased 231,135 shares during the twelve months ended September 30, 2008 at an aggregate cost of $367,000. Pursuant to the 2008 authority, we repurchased 23,800 shares during the twelve months ended September 30, 2009 at an aggregate cost of $19,000. In April 2009, we suspended further purchases of stock under this program.

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

We did not have any material commitments for capital expenditures as of December 31, 2009. We had total outstanding commitments on noncancelable capital and operating leases of $1.6 million as of December 31, 2009. Lease terms on our existing facility operating leases generally range from three to nine years. We believe that we have sufficient cash reserves to allow us to continue our current operations for more than a year.

Contractual Obligations

The following table presents certain payments due by us under contractual obligations with minimum firm commitments as of December 31, 2009:

	Payments Due by Period
Contractual Obligations	Total	Payments Due in Less Than 1 Year	Payments Due in 1 - 3 Years	Payments Due in 3 - 5 Years	Payments Due in More Than 5 Years
	(In thousands)
Operating leases obligation	$1,612	$442	$922	$248	$—
Capital leases obligation	22	22	—	—	—
Total contractual lease obligation	$1,634	$464	$922	$248	$—

Effects of Recently Issued Accounting Pronouncements

In September 2009, FASB issued ASU 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. As summarized in ASU 2009-13, ASC Topic 605 has been amended (1) to provide updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and the consideration allocated; (2) to require an entity to allocate revenue in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence (“VSOE”) or third-party evidence of selling price; and (3) to eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method. The accounting changes summarized in ASU 2009-14 and ASU 2009-13 are both effective for fiscal years beginning on or after June 15, 2010, with early adoption permitted. Adoption may either be on a prospective basis or by retrospective application. The Company is currently assessing the impact of this guidance to its consolidated financial statements.

In October 2009, FASB issued ASU 2009-14, Software (Topic 985)—Certain Revenue Arrangements That Include Software Elements. This standard changes the accounting model for revenue arrangements that include both tangible products and software elements. Under this guidance, tangible products containing software components and non-software components that function together to deliver the tangible product's essential functionality are excluded from the software revenue guidance in Subtopic 985-605, Software-Revenue Recognition. In addition, hardware components of a tangible product containing software components are always excluded from the software revenue guidance. FASB Accounting Standards Updates 2009-14 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company is currently assessing the impact of this guidance to its consolidated financial statements.

In October 2008, the Company adopted FASB ASC 820-10, Fair Value Measurements and Disclosures – Overall (“ASC 820-10”) with respect to its financial assets and liabilities. In February 2008, the FASB issued updated guidance related to fair value measurements, which is included in the Codification in ASC 820-10-55, Fair Value Measurements and Disclosures – Overall – Implementation Guidance and Illustrations. The updated guidance provided a one year deferral of the effective date of ASC 820-10 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. The adoption did not have a material impact on the Company’s Condensed Consolidated Financial Statements as it relates only to disclosures. The required disclosures are included in Note 1 of Notes to Condensed Consolidated Financial Statements.

In October 2009, the Company adopted the fair value disclosure provision that requires the reporting of interim disclosures about the fair value of financial instruments previously only disclosed on an annual basis. The adoption did not have any impact on the Company’s Condensed Consolidated Financial Statements as it relates only to disclosures. The required disclosures are included in Note 1 of Notes to Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Interest Rate Risk

At December 31, 2009, our investment portfolio consisted primarily of cash and cash equivalents of $7.6 million. These securities are subject to interest rate risk and will decline in value if market interest rates increase. Our interest income and expense is most sensitive to fluctuations in the general level of U.S. interest rates. As such, changes in U.S. interest rates affect the interest earned on our cash, cash equivalents and short-term investments, and the fair value of those investments. Due to the short duration and conservative nature of these instruments, we do not believe that we have a material exposure to interest rate risk. For example, if market interest rates were to increase immediately and uniformly by 10% from levels as of December 31, 2009, the decline in the fair value of the portfolio would not have a material effect on our results of operations over the next fiscal year.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of our quarter ended December 31, 2009 pursuant to Exchange Act Rule 13a-15 and 15d-15. The term “disclosure controls and procedures” is defined under the Exchange Act and means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of our quarter ended December 31, 2009, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the Company’s fiscal quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Risks Related to Ownership of our Common Stock

Our common stock could be delisted from the NASDAQ Capital Market.

The price of our common stock has traded below $1.00 per share for a significant period of time. On September 15, 2009, we received notification from the NASDAQ Capital Market that the bid price of our common stock has been below $1.00 per share for 30 consecutive trading days. We have been granted 180 days, or until March 14, 2010, to regain compliance with the minimum bid requirement by maintaining a closing bid price of $1.00 per share or higher for a minimum of 10 consecutive trading days.  If we fail to meet the minimum bid price requirement of $1.00 for 10 consecutive trading dates, our common stock may be delisted from the NASDAQ Capital Market. Alternatively, we may in the future determine that it is in the best interest of our stockholders to voluntarily delist in advance of being delisted by NASDAQ.

If our common stock is delisted from the NASDAQ Capital Market for either of the foregoing reasons, trading, if any, in our common stock may then continue to be conducted in the over-the-counter market in what are commonly referred to as the electronic bulletin board and the “pink sheets.” As a result, investors may find it more difficult to dispose of or obtain accurate quotations as to the market value of our common stock. In addition, we would be subject to rules promulgated by the SEC that, if we fail to meet criteria set forth in such rules, impose various practice requirements on broker-dealers who sell securities governed by those rules to persons other than established customers and accredited investors. Consequently, those rules may have a material adverse effect on the ability of broker-dealers to sell our securities, which may materially limit the market liquidity of our common stock and the ability of our stockholders to sell our securities in the secondary market.

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

We have had a history of operating losses since our inception and, as of December 31, 2009, we had an accumulated deficit of $61.2 million.  We may incur operating losses in the future, and these losses could be substantial and impact our ability to attain profitability.  We do not expect to significantly increase expenditures for product development, general and administrative expenses, and sales and marketing expenses; however, if we cannot maintain current revenue or revenue growth, we will not achieve or sustain profitability or positive operating cash flows.  Even if we achieve profitability and positive operating cash flows, we may not be able to sustain or increase profitability or positive operating cash flows on a quarterly or annual basis.

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

Sales through our two key distributors, Altisys Communications, Inc., and Synnex Corporation accounted for 45% of our net revenue in the quarter ended December 31, 2009. Our business and operating results will suffer if any one of these distributors does not continue distributing our products, fails to distribute the volume of our products that it currently distributes or fails to expand our customer base.  We also need to establish and maintain relationships with additional distributors and original equipment manufacturers. In September 2009, we terminated our distribution agreement with Jenne Distributors, Inc. We believe the termination of our relationship with Jenne Distributors, Inc. will not have a material impact on our business because we anticipate that revenue from other distributors will offset a portion of the lost revenue.

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

For the first quarter of fiscal year 2010, approximately 17% of our net revenue came from customers outside of the Americas.  We intend to expand our international sales and marketing efforts.  Our efforts are subject to a variety of risks associated with conducting business internationally, any of which could seriously harm our business, financial condition and results of operations.  These risks include:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On October 23, 2007, our Board of Directors approved the repurchase of up to $2.0 million of our common stock in the open market through November 12, 2008. On November 11, 2008, our Board of Directors extended the repurchase program by another year to November 14, 2009. Stock repurchases under this program were made from time to time at our management’s discretion through November 14, 2009. When exercising such discretion, management considered a variety of factors such as our stock price, general business and market conditions and other investment opportunities. The repurchases were made in the open market and funded from available working capital. Pursuant to the 2007 authority, we repurchased 231,135 shares during the twelve months ended September 30, 2008 at an aggregate cost of $367,000. Pursuant to the 2008 authority, we repurchased 23,800 shares during the twelve months ended September 30, 2009 at an aggregate cost of $19,000. In April 2009, we suspended further purchases of stock under this program.

Repurchases of our common stock under the latest Board of Directors’ authorization is represented in the following table:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased as Part of the Program
November 1, 2007 through November 30, 2007	16,413	$1.59	16,413	$1,973,965
December 1, 2007 through December 31, 2007	92,965	1.60	92,965	1,825,685
February 1, 2008 through February 29, 2008	80,218	1.66	80,218	1,692,660
March 1, 2008 through March 31, 2008	23,919	1.61	23,919	1,654,084
August 1, 2008 through August 31, 2008	7,211	1.21	7,211	1,645,374
September 1, 2008 through September 30, 2008	10,409	1.16	10,409	1,633,338
December 1, 2008 through December 31, 2008	10,400	0.77	10,400	1,625,311
January 1, 2009 through January 31, 2009	4,275	0.79	4,275	1,621,953
February 1, 2009 through February 28, 2009	3,325	0.87	3,325	1,619,045
March 1, 2009 through March 31, 2009	5,800	0.79	5,800	1,614,461
April 1, 2009 through December 31, 2009	—	—	—	—
Total	254,935	$1.51	254,935	$1,614,461

Item 6. Exhibits.

Please refer to the Exhibit Index of this Quarterly Report on Form 10-Q.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTIGEN COMMUNICATIONS, INC.

Date: February 10, 2010	By:	/s/ Philip M. McDermott
Philip M. McDermott
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

3.1 (1)	Amended and Restated Certificate of Incorporation.

3.2 (2)	Second Amended and Restated Bylaws.

3.3(3)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of AltiGen Communications, Inc.

4.1(4)
Preferred Stock Rights Agreement, dated as of April 21, 2009, between AltiGen Communications, Inc. and Computershare Trust Company, N.A., including the Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B and C, respectively.

4.2(1)	Specimen common stock certificates.

4.3(1)	Third Amended and Restated Rights Agreement dated May 7, 1999 by and among AltiGen Communications, Inc. and the Investors and Founder named therein.

31.1	Certification of Principal Executive Officer, filed herewith.

31.2	Certification of Principal Financial Officer, filed herewith.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

(1)	Incorporated by reference to exhibit filed with the Registrant's Registration Statement on Form S-1 (No. 333-80037) declared effective on October 4, 1999.
(2)	Incorporated by reference to exhibit filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.
(3)	Incorporated by reference to exhibit filed with the Registrant's Registration Statement on Form 8-A on April 23, 2009.
(4)	Incorporated by reference to exhibit filed with the Registrant's Registration Statement on Form 8-K on April 23, 2009.