Form 10-K/A
period 2009-09-30
ALTIGEN COMMUNICATIONS INC
filed 2010-04-30
CIK 1003607

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-K/A Amendment No. 1

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2009
 Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 Or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________________ to _______________________
Commission file number: 000-27427

ALTIGEN COMMUNICATIONS, INC.
(Exact name of registrant as specified in its charter)

Delaware	94-3204299
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
410 East Plumeria Drive San Jose, CA	95134
(Address of principal executive offices)	(Zip Code))
Registrant’s telephone number, including area code: (408) 597-9000
Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value, and associated preferred stock purchase rights	The NASDAQ Capital Market*
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
Yes ☐   No ☒

ALTIGEN COMMUNICATIONS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
* As of March 15, 2010, the Company delisted from the Nasdaq Capital Market and its shares began trading on the OTCQX Exchange on March 16, 2010.

EXPLANATORY NOTE

We are filing this Amendment No. 1 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2009 (the “Annual Report”), which was filed with the Securities and Exchange Commission on December 28, 2009, to amend and restate Item 9A of Part II, “Controls and Procedures,” to correct a deficiency in the disclosure previously provided in the Annual Report.  As required by Rule 12b-15 promulgated under the Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by our Chief Executive Officer and Chief Financial Officer are being filed as Exhibits 31.3 and 31.4 of this Amendment No 1.

This Amendment No. 1 does not affect any other section of the Annual Report not otherwise discussed herein and continues to speak as of the date of the Annual Report.  Accordingly, this Amendment No. 1 should be read in conjunction with our other filings made with the Securities and Exchange Commission subsequent to the filing of the Annual Report.

PART II

Item 9A  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out a re-evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e)) as of September 30, 2009.  Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2009 because we inadvertently failed to include in our Form 10-K management’s report on our internal control over financial reporting.  We are presently reviewing our disclosure controls and procedures to address the deficiency that lead to this inadvertent omission and expect to implement remediation steps to ensure that the information required to be disclosed in our future reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Report on Internal Controls over Financial Reporting

Management is responsible for establishing and maintaining an adequate system of internal controls over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (“GAAP”).

Our internal controls over financial reporting include those policies and procedures that:

•            pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets;

•            provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of our business are being made only in accordance with authorizations of our management and directors; and

•            provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management has conducted, with the involvement of our Chief Executive Officer and Chief Financial Officer, an assessment, including testing of the effectiveness of our internal controls over financial reporting as of September 30, 2009.  Management’s assessment of internal controls over financial reporting was based on the framework in Internal Control over Financial Reporting — Guidance for Smaller Public Companies (2006) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, management concluded that our system of internal controls over financial reporting was effective as of September 30, 2009.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Controls over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

We believe that our present internal control program has been effective at a reasonable assurance level to ensure that our financial reporting has not been materially misstated.  Nonetheless, we will continue to review, and where necessary, enhance our internal control design and documentation, ongoing risk assessment, and management review as part of our internal control program.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 29, 2010	ALTIGEN COMMUNICATIONS, INC.

	By:	/s/ GILBERT HU
Gilbert Hu
Chief Executive Officer

AltiGen Communications, Inc.

Exhibit Index

Exhibit Number	Description
31.3	Certification of Principal Executive Officer, filed herewith.
31.4	Certification of Principal Financial Officer, filed herewith.