Form 10-Q
period 2010-03-31
ALTIGEN COMMUNICATIONS INC
filed 2010-05-12
CIK 1003607

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2010
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

The number of shares of our common stock, par value $0.001 per share, outstanding as of May 10, 2010 was: 16,433,397 shares.

ALTIGEN COMMUNICATIONS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010
TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

ALTIGEN COMMUNICATIONS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	March 31,	September 30,
	2010	2009
	(Unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$7,505	$7,397
Accounts receivable, net of allowances of $20 and $35 at March 31, 2010 and September 30, 2009, respectively	1,269	1,545
Inventories	1,039	1,266
Prepaid expenses and other current assets	320	128
Total current assets	10,133	10,336

Property, plant and equipment, net	475	501
Long-term investments	202	202
Long-term deposit	201	292
Total assets	$11,011	$11,331
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,242	$1,165
Accrued liabilities:
Payroll and related benefits	385	672
Warranty	125	122
Marketing	131	111
Accrued expenses	425	215
Other accrued liabilities	418	484
Total accrued liabilities	1,484	1,604
Deferred revenue, short-term	2,647	2,573
Total current liabilities	5,373	5,342
Other long-term liabilities	318	232
Commitments and contingencies (Note 3)
Stockholders' equity:
Convertible preferred stock, $0.001 par value; Authorized—5,000,000 shares; Outstanding—none at March 31, 2010 and September 30, 2009	—	—
Common stock, $0.001 par value; Authorized—50,000,000 shares; Outstanding—16,431,022 shares at March 31, 2010 and 16,188,857 shares at September 30, 2009	18	17
Treasury stock at cost—1,318,830 shares at March 31, 2010 and September 30, 2009	(1,400)	(1,400)
Additional paid-in capital	68,135	67,716
Accumulated other comprehensive income	118	165
Accumulated deficit	(61,551)	(60,741)
Total stockholders' equity	5,320	5,757
Total liabilities and stockholders' equity	$11,011	$11,331

(1) The information in this column was derived from the Company’s audited consolidated financial statements as of and for the year ended September 30, 2009.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALTIGEN COMMUNICATIONS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009

Net revenue:
Hardware	$2,862	$2,461	$5,636	$6,027
Software	689	474	1,269	1,139
Service support	870	642	1,737	1,271
Total net revenue	4,421	3,577	8,642	8,437
Cost of revenue:
Hardware	1,491	1,466	2,899	3,360
Software	6	4	9	8
Service support	—	—	—	—
Total cost of revenue	1,497	1,470	2,908	3,368
Gross profit	2,924	2,107	5,734	5,069
Operating expenses:
Research and development	1,087	1,243	2,234	2,468
Sales and marketing	1,291	1,840	2,670	3,924
General and administrative	887	811	1,662	1,782
Total operating expenses	3,265	3,894	6,566	8,174
Loss from operations	(341)	(1,787)	(832)	(3,105)
Equity in net loss of investee	—	(3)	—	(6)
Interest and other income, net	1	23	23	59
Net loss before taxes	(340)	(1,767)	(809)	(3,052)
Income taxes	—	—	(1)	16
Net loss	$(340)	$(1,767)	$(810)	$(3,036)
Basic and diluted net loss per share	$(0.02)	$(0.11)	$(0.05)	$(0.19)
Weighted average shares used in computing basic and diluted net loss per share	16,430	15,862	16,361	15,842

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALTIGEN COMMUNICATIONS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended March 31,
	2010	2009
	(In thousands)
Cash flows from operating activities:
Net loss	$(810)	$(3,036)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	98	110
Stock-based compensation	370	410
Equity in net income of investee	—	6
Changes in operating assets and liabilities:
Accounts receivable	276	1,325
Inventories	227	(377)
Prepaid expenses and other current assets	(192)	(106)
Accounts payable	77	110
Accrued liabilities	(120)	(133)
Deferred revenue, short-term	74	375
Other long-term liabilities	86	21
Net cash provided by (used in) operating activities	86	(1,295)
Cash flows from investing activities:
Purchases of short-term investments	—	(5,460)
Proceeds from sale of short-term investments	—	3,338
Changes in long-term deposits	91	—
Purchases of property and equipment	(73)	(139)
Net cash provided by (used in) investing activities	18	(2,261)
Cash flows from financing activities:
Proceeds from issuances of common stock, net of issuance costs	51	63
Repurchase of treasury stock	—	(19)
Net cash provided by financing activities	51	44
Effect of exchange rate changes on cash and cash equivalents	(47)	—
Net change in cash and cash equivalents during period	108	(3,512)
Cash and cash equivalents, beginning of period	7,397	9,467
Cash and cash equivalents, end of period	$7,505	$5,955

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALTIGEN COMMUNICATIONS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

AltiGen Communications, Inc. (“AltiGen,” “we” or the “Company’) is a leading provider of 100% Microsoft-based Voice over Internet Protocol (VoIP) business phone systems and Unified Communications solutions. We design, deliver and support VoIP phone systems and call center solutions that combine high reliability with integrated IP communications applications.  As one of the first companies to offer VoIP solutions, AltiGen has been deploying systems since 1996. We have more than 10,000 customers worldwide with over 15,000 systems in use. Our telephony solutions are primarily used by small- to medium-sized businesses, companies with multiple locations, corporate branch offices, and call centers.

AltiGen’s systems are designed with an open architecture, built on industry standard Intel™ based servers, SIP™ compliant phones, and Microsoft Windows™ based IP applications. This adherence to widely used standards allows our solutions to both integrate with and leverage a company’s existing technology investment. AltiGen’s award winning, integrated IP applications suite provides customers with a complete business communications solution. Voicemail, Unified Messaging, Automatic Call Distribution, Call Recording, Call Activity Reporting, and Mobility solutions take advantage of the convergence of voice and data communications to achieve superior business results.

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

These financial statements should be read in conjunction with our audited consolidated financial statements for the fiscal year ended September 30, 2009, included in the Company’s 2009 Annual Report on Form 10-K filed with the SEC on December 28, 2009, as amended. The Company’s results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

The Company’s policy is to invest in highly-rated securities with strong liquidity and requires investments to be rated single-A or better. Our investment portfolio consists entirely of investment grade institutional money market funds and bank term deposits. We consider all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents. Short-term investments are highly liquid financial instruments with original maturities greater than three months but less than one year and are classified as “available-for-sale” investments. We classify our available-for-sale securities as current assets and report them at their fair value. Further, we recognize unrealized gains and losses related to these securities as an increase or reduction to shareholders’ equity as a component of other comprehensive income (loss). We evaluate our available-for-sale securities for impairment quarterly. The Company did not hold any short-term investments at September 30, 2009 and March 31, 2010.

INVENTORIES

Inventories (which include costs associated with components assembled by third-party assembly manufacturers, as well as internal labor and allocable overhead) are stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or market value. Provisions, when required, are made to reduce excess and obsolete inventories to their estimated net realizable values. We regularly monitor inventory quantities on hand and record a provision for excess and obsolete inventories based primarily on our estimated forecast of product demand and production requirements for the next six months. We record a write-down for product and component inventories that have become obsolete or are in excess of anticipated demand or net realizable value. Raw materials inventory is considered obsolete and is fully reserved if it has not been used in 365 days. The components of inventories include (in thousands):

	March 31,	September 30,
	2010	2009
Raw materials	$385	$450
Work-in-progress	63	29
Finished goods	591	787
Total	$1,039	$1,266

REVENUE RECOGNITION

Revenue consists of direct sales to end-users, resellers and distributors. Revenue from sales to end-users and resellers is recognized upon shipment, when risk of loss has passed to the customer, collection of the receivable is reasonably assured, persuasive evidence of an arrangement exists, and the sales price is fixed and determinable. Net revenue consists of hardware and software revenue reduced by estimated sales returns and allowances. Sales to distributors are made under terms allowing certain rights of return and protection against subsequent price declines on the Company’s products held by its distributors. Upon termination of such distribution agreements, any unsold products may be returned by the distributor for a full refund. These agreements may be canceled by either party without cause for convenience following a specified notice period. As a result of these provisions, the Company defers recognition of distributor revenue until such distributors resell our products to their customers. The amounts deferred as a result of this policy are reflected as “deferred revenue” in the accompanying consolidated balance sheets. The related cost of revenue is also deferred and reported in the consolidated balance sheets as inventory. We do not recognize revenue derived from sales to customers in Asia until both of the following elements are satisfied: customer has taken ownership upon shipment and AltiGen has received payment for the purchase.

SERVICE SUPPORT PROGRAMS

Our Software Assurance Program provides our customers with the latest updates, new releases, and technical support for the applications they are licensed to use. Our Premier Service Plan includes software assurance and extended hardware warranty. These programs have an annual subscription and can range from one to three years. Sales from our service support programs are recorded as deferred revenue and recognized as service support revenue over the terms of their subscriptions.

Software components are generally not sold separately from our hardware components. Software revenue consists of license revenue that is recognized upon delivery of the application products or features. We provide software assurance consisting primarily of the latest software updates, patches, new releases and technical support. Revenue earned on software arrangements involving multiple elements is allocated to each element based upon the relative fair value of the elements. The revenue allocated to software support programs is recognized with the initial licensing fee on delivery of the software. This software assurance revenue is in addition to the initial license fee and is recognized over a period of one to three years. The estimated cost of providing software assurance during the arrangement is insignificant and the upgrades and enhancements offered at no cost during software assurance arrangements have historically been, and are expected to continue to be, minimal and infrequent. All estimated costs of providing the services, including upgrades and enhancements, are spread over the life of the software assurance contract term.

STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation, including grants of stock options, as an operating expense in the income statement at fair value. The Company has estimated the fair value of stock-based compensation for stock options at the date of the grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model incorporates various assumptions including expected volatility, expected life and interest rate. The Company uses historical data to estimate option forfeitures. Expected volatility is based on historical volatility and the risk-free interest rate is based on U.S. Treasury yield in effect at the time of the grant for the expected life of the options. The Company does not anticipate paying any dividends in the foreseeable future and therefore used an expected dividend yield of zero in the option valuation model.

The underlying weighted-average assumptions used in the Black-Scholes model and the resulting estimates of fair value per share were as follows for options granted during the six months ended March 31, 2010 and 2009:

	Employee Stock Option Plans Six Months Ended March 31,		Employee Stock Purchase Plan Six Months Ended March 31,
	2010	2009	2010	2009
Expected life (in years)	6	6	0.5	0.5
Risk-free interest rate	2.4%	1.6%	0.2%	0.4%
Volatility	90%	141%	90%	139%
Expected dividend	0.0%	0.0%	0.0%	0.0%

The following table summarizes stock-based compensation expense related to employee and director stock options, employee stock purchases and stock awards for the three and six months ended March 31, 2010 and 2009:

	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009
Cost of goods sold	$2	$2	$10	$7
Research and development	20	27	148	92
Sales and marketing	14	36	123	121
General and administrative	16	59	89	190
Total	$52	$124	$370	$410

The following table summarizes the Company’s stock option plan as of October 1, 2009 and changes during the six months ended March 31, 2010:

	Number of Shares	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding at October 1, 2009	4,362,891	$0.91
Granted	44,000	0.90
Exercised	(5,156)	0.68
Forfeitures and cancellations	(120,416)	0.95
Outstanding at March 31, 2010	4,281,319	$0.91	7.65
Vested and expected to vest at March 31, 2010	3,388,855	$0.92	7.21
Exercisable at March 31, 2010	1,981,932	$0.95	5.71

On March 31, 2010, the aggregate intrinsic value of stock options outstanding was $33,000. Total stock options vested and expected to vest at March 31, 2010 were 3.4 million shares with a weighted average exercise price of $0.92, aggregate intrinsic value of $32,000, and a weighted average remaining contractual term of 7.2 years. The total exercisable stock options as of March 31, 2010 were 1.9 million shares with an aggregate intrinsic value of $32,000, weighted average exercise price of $0.95, and a weighted average remaining contractual term of 5.7 years.

The Company has unamortized stock-based compensation expense relating to options outstanding of $789,000, which will be amortized to expense over a weighted average period of 4 years.

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

The Company reserved 1.5 million shares of the Company’s common stock for future issuance under the 2009 Purchase Plan. To date, 74,735 shares have been purchased by and distributed to employees under the 2009 Purchase Plan at a price of $0.62 per share, and during the six months ended March 31, 2010,74,735 shares were purchased by and distributed to employees under the 2009 Purchase Plan at a price of $0.62 per share.

Issuance of Common Stock as Bonuses

In July 2009, our Board of Directors approved the issuance of our common stock to employees as bonuses. The stock bonuses would be granted in four quarterly installments based on the evaluation of the Company’s overall financial performance for each respective quarter. The stock awards are immediately vested on the date of grant. We recorded stock-based compensation expense for these stock award bonuses based on the closing fair market value of the Company’s common stock on the date of grant. During the six months ended March 31, 2010, we issued 162,274 shares of our common stock to employees and recorded total expense of $146,046 for bonus awards earned in the forth quarter of fiscal year 2009. During the first quarter of fiscal year 2010, our Board of Directors suspended further issuance of common stock as bonus under this program.

COMPUTATION OF BASIC AND DILUTED NET LOSS PER SHARE

The Company bases its basic net loss per share upon the weighted average number of common stock outstanding during the period. Basic net loss per common stock is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except net loss per share amounts):

	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009
Net loss	$(340)	$(1,767)	$(810)	$(3,036)
Divided by: weighted average shares outstanding—basic and diluted	16,430	15,862	16,361	15,842
Basic and diluted net loss per share	$(0.02)	$(0.11)	$(0.05)	$(0.19)

Options to purchase 4.3 million and 4.5 million shares of common stock were outstanding as of March 31, 2010 and 2009, respectively, and were excluded from the computation of diluted net earnings per share for these periods because their effect would have been antidilutive.

COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) consists of two components–net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) refers to revenue, expenses, gains, and losses that under U.S. generally accepted accounting principles are recorded as an element of stockholders’ equity but are excluded from net income. The Company’s other comprehensive income (loss) consists of unrealized gains and losses on marketable securities categorized as available-for-sale and foreign exchange gains and losses.

As of March 31, 2010, accumulated other comprehensive income consists of $118,000 of accumulated foreign currency translation gains. The amounts comprising unrealized gains and losses on marketable securities and the related changes as of March 31, 2010 and 2009 were immaterial.

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

Level 1 –  Financial instruments for which quoted market prices for identical instruments are available in active markets.
Level 2 –  Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
Level 3 –  Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The adoption of this standard with respect to our financial assets and liabilities did not impact our consolidated results of operations and financial condition, but requires additional disclosure for assets and liabilities measured at fair value. The Company’s cash equivalents were held in money market funds (deemed to be Level 1) in the amount of $4.6 million, both as of March 31, 2010 and September 30, 2009.

SEGMENT REPORTING

The Company manages its business primarily on a geographic basis. Accordingly, the Company determined its operating segments, which are generally based on the nature and location of its customers, to be the Americas and International. The Company’s two geographical segments sell the same products to the same types of customers. The Company’s reportable operating segments are comprised of the Americas and International operations. The Americas segment includes the United States, Canada, Mexico, Central America and the Caribbean. The International segment is comprised of Asia, United Kingdom, Italy and Holland.

The following table shows our sales by geographic region as percentage of total sales for the periods indicated:

	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009
Americas	87%	86%	85%	86%
International	13%	14%	15%	14%
Total	100%	100%	100%	100%

The following table sets forth a measure of profit (loss) for each operating segment for the periods indicated (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009
Americas	$(182)	$(1,652)	$(546)	$(2,891)
International	$(158)	$(115)	$(264)	$(145)
Total	$(340)	$(1,767)	$(810)	$(3,036)

The following table sets forth the total assets for each operating segment as of the periods indicated (in thousands):

	March 31,	September 30,
	2010	2009
Americas	$7,850	$8,060
International	$3,161	$3,271
Total	$11,011	$11,331

CUSTOMERS

Our customers are primarily end-users, resellers and distributors. We have distribution agreements with Altisys Communications, Inc., and Synnex Corporation in the Americas. Our agreements with Altisys and Synnex have initial terms of one year. Each of these agreements are renewed automatically for additional one year terms, provided that each party has the right to terminate the agreement for convenience upon ninety (90) days’ written notice prior to the end of the initial term or any subsequent term of the agreement. In addition, our agreements with Altisys and Synnex also provide for termination, with or without cause and without penalty, by either party upon thirty (30) days’ written notice to the other party or upon insolvency or bankruptcy. For a period of sixty (60) days following termination of the agreement, Altisys and Synnex may distribute any products in their possession at the time of termination or, at their option, return any products to us that are in their inventories. Upon termination of the distribution agreement, all outstanding invoices for the products will become due and payable within thirty (30) days of the termination.

In the Americas, we have a reseller agreement with Fiserv Solutions, Inc. Our agreement with Fiserv has an initial term of ten years ending on August 28, 2019, and shall be renewed automatically for additional five year terms unless either party provides the other party with ninety (90) days’ written notice of termination prior to the end of the initial term or any subsequent term of the agreement. The agreement can also be terminated for, among other things, material breach or insolvency of either party. Upon termination, AltiGen would continue to have support obligations for products that Fiserv distributed subject to Fiserv’s obligation to remain current on maintenance fees.

The following table sets forth our net revenue by customers that individually accounted for more than 10% of our revenue in any period indicated:

	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009
Synnex	37%	28%	36%	30%
Altisys (1)	—	—	10%	—
Fiserv (2)	13%	10%	11%	—
Jenne (3)	—	14%	—	18%
Total	50%	52%	57%	48%

(1)
For the three months ended March 31, 2010 and 2009, revenue generated from Altisys was less than 10% of our total revenue. For the six months ended March 31, 2009, revenue generated from Altisys was less than 10% of our total revenue.

(2)	For the six months ended March 31, 2009, revenue generated from Fiserv was less than 10% of our total revenue.
(3)	In September 2009, we terminated our distribution agreement with Jenne. The termination of our relationship with Jenne did not have a material impact on our business.

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

Changes in the reserves for our warranty liability for the three and six months ended March 31, 2010 and 2009, respectively, are as follows (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009
Beginning balance	$111	$128	$122	$137
Provision for warranty liability	59	25	102	58
Warranty cost including labor, components and scrap	(45)	(44)	(99)	(86)
Ending balance	$125	$109	$125	$109

3.  COMMITMENTS AND CONTINGENCIES

Commitments

We lease our facilities under various operating lease agreements expiring on various dates through December 2014. Generally, these leases have multiple options to extend for a period of years upon termination of the original lease term. We believe that our facilities are adequate for our present needs in all material respects.

In April 2009, the Company entered into a lease for a new corporate headquarters for a period of five years with an option to extend for an additional five years. This facility is leased through June 2014 and serves as our headquarters for corporate administration, research and development, manufacturing, and sales and marketing facility in San Jose, California. The terms of the lease include rent escalations and a tenant allowance for certain leasehold improvements.  Under the terms of the lease agreement, total rent payment is approximately $1.4 million for a period of five years commencing on June 12, 2009. Additionally, under the terms of the lease agreement, the Company received up to $100,000 cash incentive as moving allowance. As of March 31, 2010, the Company recorded $100,000 of this allowance as part of deferred rent liability to be amortized over the term of the lease. The Company reserved $200,000 as collateral for an irrevocable and negotiable standby letter of credit (the "Letter of Credit") as security for the facility lease. The $200,000 is restricted by the bank and recorded as part of the long-term deposit in our consolidated balance sheet as of March 31, 2010. Under the terms of the agreement, the Letter of Credit will expire in July 2014. We believe that the new facility will be suitable, adequate and sufficient to meet the needs of the Company through July 2014.

Rent expense for all operating leases totaled approximately $190,000 and $379,000 for the three and six months ended March 31, 2010, respectively, as compared to $185,000 and $360,000 for the three and six months ended March 31, 2009, respectively. We also lease certain equipment under capital lease arrangements, which are reflected as property and equipment in our balance sheets as of March 31, 2010 and September 30, 2009. The minimum future lease payments under all non-cancellable capital and operating leases as of  March 31, 2010 are shown in the following table (in thousands):

	Capital Leases	Operating Leases
Fiscal Years Ending September 30,
2010	$11	$301
2011	—	302
2012	—	302
2013	—	318
2014	—	248
Total contractual lease obligation	$11	$1,471
Amount representing interest	$—
Present value of minimum lease payment	$11

Contingencies

From time to time, we may become party to litigation in the normal course of our business. Litigation in general and intellectual property and securities litigation in particular, can be expensive and disruptive to normal business operations. Moreover, the results of complex litigation are difficult to predict.

The Company has also agreed to indemnify its directors and executive officers for costs associated with any fees, expenses, judgments, fines and settlement amounts incurred by them in any action or proceeding to which any of them is, or is threatened to be, made a party by reason of his or her service as a director or officer, arising out of his or her services as the Company’s director or officer.  Historically, the Company has not been required to make payments under these obligations and the Company has recorded no liabilities for these obligations in its condensed consolidated balance sheets.

The Company typically warrants its hardware products for a period of one year following shipment to end users in a manner consistent with general industry standards that are reasonably applicable under normal use and circumstances. Historically, the Company has experienced minimal warranty costs.  In addition, the Company provides distributors protection from subsequent price reductions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING INFORMATION

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying condensed consolidated financial statements and related notes included elsewhere in this report.  In addition to historical information, this Quarterly Report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act.  All statements other than statements of historical fact are "forward-looking statements" for purposes of these provisions, including any statements regarding: projections of revenues, future research and development expenses, future selling, general and administrative expenses, other expenses, gross profit, gross margin, or other financial items; the plans and objectives of management for future operations; our exposure to interest rate risk; future economic conditions or performance; and plans to focus on cost control; In some cases, forward-looking statements can be identified by the use of terminology such as "may," "will," "expects," "plans," "anticipates," "estimates," "potential," or "continue," or the negative thereof or other comparable terminology.  Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements.  Our future financial condition and results of operations, as well as any forward-looking statements, are subject to risks and uncertainties, including but not limited to the factors set forth below and elsewhere in this report.  All forward-looking statements and reasons why results may differ included in this Quarterly Report are made as of the date hereof, and we assume no obligation to update any such forward-looking statement or reason why actual results may differ.

These statements are based on current expectations and assumptions regarding future events and business performance and involve known and unknown risks, uncertainties and other factors that may cause industry trends or our actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. These factors include, and you should also carefully review the cautionary statements contained in our Annual Report on Form 10-K for the year ended September 30, 2009, as amended, including those set forth in Item 1A “Risk Factors” of that report as well as in Item IA “Risk Factors” of this report.

OVERVIEW

AltiGen Communications, Inc. (“AltiGen,” “we” or the “Company”) is a leading provider of 100% Microsoft-based Voice over Internet Protocol (VoIP) business phone systems and Unified Communications solutions. We design, deliver and support VoIP phone systems and call center solutions that combine high reliability with integrated IP communications applications.  As one of the first companies to offer VoIP solutions, AltiGen has been deploying systems since 1996. We have more than 10,000 customers worldwide with over 15,000 systems in use. Our telephony solutions are primarily used by medium and enterprise sized businesses, companies with multiple locations, corporate branch offices, and call centers.

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

We generated net revenue of $4.4 million and $8.6 million for the three and six months ended March 31, 2010, respectively, compared to net revenue of $3.6 million and $8.4 million for the three and six months ended March 31, 2009, respectively. As of March 31, 2010, we had an accumulated deficit of $61.6 million.  Net cash provided by operating activities was $85,000 for the six months ended March 31, 2010, as compared to net cash used by operating activities of $1.3 million for the six months ended March 31, 2009.

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

Our cost of revenue consists of component and material costs, direct labor costs, provisions for excess and obsolete inventory, warranty costs and overhead related to the manufacturing of our products. Several factors that have affected and will continue to affect our revenue growth are the state of the economy, the market acceptance of our products, our ability to add new resellers and our ability to design, develop, and release new products. We engage third-party assemblers, which in fiscal year 2009 and the six month period ended March 31, 2010 were All Quality Services in Fremont, California and ISIS Surface Mounting, Inc. in San Jose, California to insert the hardware components into the printed circuit board. We purchase fully-assembled chassis from Advantech Corporation, Internet protocol phones from BCM Communications, Inc., single board computers for our MAX product from AAEON Electronics, Inc. and raw material components from Avnet Electronics. We selected our manufacturing partners with the goals of ensuring a reliable supply of high-quality finished products and lowering per unit product costs as a result of manufacturing economies of scale. We cannot assure you that we will maintain the volumes required to realize these economies of scale or when or if such cost reductions will occur. The failure to obtain such cost reductions could materially adversely affect our gross margins and operating results.

We continue to focus on developing enhancements to our current products to provide greater functionality and increased capabilities, based on our market research, customer feedback and our competitors' product offerings, as well as creating new product offerings to both enhance our position in our target customer and geographical market segments and enter new customer and geographical market segments. Additionally, we intend to continue selling our products to small- to medium-sized businesses, enterprise businesses, multisite businesses, corporate and branch offices and call centers. Also, we plan to continue to recruit additional resellers and distributors to focus on selling phone systems to our target customers. We believe that the adoption rate for our telecommunications solution is much greater and faster with small- to medium-sized businesses because many of these businesses have not yet made a significant investment for a traditional phone system. Also, we believe that small- to medium-sized businesses are more likely to be looking for call center-type administration to increase the productivity and efficiency of their contacts with customers.

CRITICAL ACCOUNTING POLICIES

Revenue Recognition. Revenue consists of direct sales to end-users, resellers and distributors. Revenue from sales to end-users and resellers is recognized upon shipment, when risk of loss has passed to the customer, collection of the receivable is reasonably assured, persuasive evidence of an arrangement exists, and the sales price is fixed and determinable. We provide for estimated sales returns and allowances and warrant costs related to such sales at the time of shipment. Net revenue consists of product revenue reduced by estimated sales returns and allowances. Sales to distributors are made under terms allowing certain rights of return and protection against subsequent price declines on our products held by the distributors. Upon termination of such distribution agreements, any unsold products may be returned by the distributor for a full refund. These agreements may be canceled without cause for convenience following a specified notice period. As a result of these provisions, we defer recognition of distributor revenue until such distributors resell our products to their customers. The amounts deferred as a result of this policy are reflected as “deferred revenue” in the accompanying consolidated balance sheets. The related cost of revenue is also deferred and reported in the consolidated balance sheets as inventory. We do not recognize revenue derived from sales to customers in Asia until both of the following elements are satisfied: customer has taken ownership upon shipment and we have received payment for the purchase. Short-term deferred revenue was approximately $2.6 million as of March 31, 2010 and September 30, 2009. Long-term deferred revenue was approximately $176,000 and $154,000 as of March 31, 2010 and September 30, 2009, respectively.

Service Support Programs.  Our Software Assurance Program provides our customers with the latest updates, new releases, and technical support for the applications they are licensed to use. Our Premier Service Plan includes software assurance and extended hardware warranty. These programs have an annual subscription and can range from one to three years. Sales from our service support programs are recorded as deferred revenue and recognized as revenue over the terms of their subscriptions. Service support deferred revenue was approximately $2.4 million and $2.2 million as of March 31, 2010 and September 30, 2009, respectively. Our service plan offering remains a growth opportunity as we continue to add new service customers.

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

Cash and Cash Equivalent.  We consider all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents. Cash and cash equivalents are invested in various investment grade institutional money market accounts, U.S. Agency securities and commercial paper. The Company's investment policy requires investments to be rated single-A or better. As of March 31, 2010, our investment portfolio consists entirely of investment grade institutional money market funds and bank term deposits. We also hold a total of $2.4 million in cash in Asia of which $2.2 million is held in a bank term deposit account.

Inventory.  Inventory is stated at the lower of cost (first-in, first-out method) or market. Our inventory balance for the six months ended March 31, 2010 was $1.0 million compared to $1.2 million as of September 30, 2009. We perform a detailed review of inventory each fiscal quarter, with consideration given to future customer demand for our products, obsolescence from rapidly changing technology, product development plans, and other factors. If future demand or market conditions for our products are less favorable than those projected by management, or if our estimates prove to be inaccurate due to unforeseen technological changes, we may be required to record additional inventory obsolescence provision which would negatively affect gross margins in the period when the write-downs were recorded. In prior periods, we had established a reserve to write off excess inventory that management believed would not be sold. During the six months ended March 31, 2010, we disposed of fully-reserved inventory with a carrying value of zero and an original cost at $33,000. The disposal of such inventory had no material impact on our revenue, gross margins and net loss for the six months ended March 31, 2010. Inventory allowance was $654,000 and $692,000 as of March 31, 2010 and September 30, 2009, respectively.

Warranty Cost.  We accrue for warranty costs based on estimated product return rates and the expected material and labor costs to provide warranty services. If actual products return rates, repair cost or replacement costs differ significantly from our estimates, then our gross margin could be adversely affected. The reserve for product warranties was $125,000 and $122,000 as of March 31, 2010 and September 30, 2009, respectively.

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

Results of Operations

The following table sets forth consolidated statements of operations data for the periods indicated as a percentage of net revenue:

	Three Months Ended March 31,				Six Months Ended March 31,
	2010		2009		2010		2009
Consolidated Statements of Operations Data:
Net revenue:
Hardware	64.7%		68.8%		65.2%		71.4%
Software	15.6		13.3		14.7		13.5
Service support	19.7		17.9		20.1		15.1
Total net revenue	100.0		100.0		100.0		100.0
Cost of revenue:
Hardware	33.7		41.0		33.5		39.8
Software	0.1		0.1		0.1		0.1
Service support (1)	—		—		—		—
Total cost of revenue	33.8		41.1		33.6		39.9
Gross profit	66.2		58.9		66.4		60.1
Operating expenses:
Research and development	24.6		34.7		25.9		29.3
Sales and marketing	29.2		51.4		30.9		46.5
General and administrative	20.1		22.7		19.2		21.1
Total operating expenses	73.9		108.8		76.0		96.9
Loss from operations	(7.7)		(49.9)		(9.6)		(36.8)
Equity in net loss of investee	—		(0.1)		—		(0.1)
Interest and other income, net	—		0.6		0.3		0.7
Net loss before income taxes	(7.7)		(49.4)		(9.3)		(36.2)
Income taxes	—		(0.0)		—		0.2
Net loss	(7.7	) %	(49.4	) %	(9.3	) %	(36.0	) %

(1) Service support cost represents less than 1% of our total cost of revenue.

Net Revenue

Net sales consist primarily of revenue from direct sales to end-users, resellers and distributors.

We are organized and operate as two operating segments, the Americas and International.  The Americas segment is comprised of the United States, Canada, Mexico, Central America and the Caribbean.  The International segment is comprised of Asia, the United Kingdom, Italy and Holland.

The following table sets forth percentages of net revenue by geographic region with respect to such revenue for the periods indicated:

	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009
Americas	87%	86%	85%	86%
International	13%	14%	15%	14%
Total	100%	100%	100%	100%

Net revenue by customers that individually accounted for more than 10% of our revenue for the three and six months ended March 31, 2010 and 2009, respectively, were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009
Synnex	37%	28%	36%	30%
Altisys (1)	—	—	10%	—
Fiserv (2)	13%	10%	11%	—
Jenne (3)	—	14%	—	18%
Total	50%	52%	57%	48%

(1)
For the three months ended March 31, 2010 and 2009, revenue generated from Altisys was less than 10% of our total revenue. For the six months ended March 31, 2009, revenue generated from Altisys was less than 10% of our total revenue.

(2)	For the six months ended March 31, 2009, revenue generated from Fiserv was less than 10% of our total revenue.
(3)	In September 2009, we terminated our distribution agreement with Jenne. The termination of our relationship with Jenne did not have a material impact on our business.

The following table sets forth percentages of net revenue by product type with respect to such revenue for the periods indicated:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Hardware	65%	69%	65%	71%
Software	15%	13%	15%	14%
Service Support Plans	20%	18%	20%	15%
Total	100%	100%	100%	100%

Net revenue for the three months ended March 31, 2010 was $4.4 million as compared to $3.6 million for the three months ended March 31, 2009. Revenue generated in the Americas segment accounted for $3.8 million, or 87% of our total net revenue, as compared to $3.1 million, or 86% of our total net revenue, for the three months ended March 31, 2010 and 2009, respectively. Revenue generated in the International segment accounted for $568,000, or 13% of our total net revenue, as compared to $489,000, or 14% of our total net revenue, for the three months ended March 31, 2010 and 2009, respectively. In the Americas segment, during the three months ended March 31, 2010 and 2009, we generated approximately $957,000 and $664,000, respectively, in non-system related revenue. Non-system related revenue is primarily comprised of revenue generated from our service support plans. In the Americas segment, the increase in net revenue excluding non-system related revenue was approximately 25%. This increase in net revenue in the Americas segment was primarily attributable to change in our product mix. The number of systems shipped was approximately 1% lower than the corresponding period in the previous year. However, the average revenue per system was higher by approximately 25% because sales of our smaller systems, with lower unit pricing, decreased by approximately 34% while sales of our larger systems, with higher unit pricing, increased by approximately 53%. Sales in all markets continued to be affected by the global economic recession. We will continue to focus our sales efforts on larger enterprise customers. To the extent we are successful in penetrating larger enterprise customer, we believe that that sales of our product will increase and this will allow us to take market share from our competitors.

Net revenue for the six months ended March 31, 2010 was $8.6 million as compared to $8.4 million for the six months ended March 31, 2009. Revenue generated in the Americas segment accounted for $7.3 million, or 85% of our total net revenue, as compared to $7.2 million, or 86% of our total net revenue, for the six months ended March 31, 2010 and March 31, 2009, respectively. Revenue generated in the International segment accounted for $1.3 million, or 15% of our total net revenue, as compared to $1.2 million, or 14% of our total net revenue, for the six months ended March 31, 2010 and 2009, respectively.

Cost of Revenue

Our cost of product revenue consists primarily of component and material costs, direct labor costs, provisions for excess and obsolete inventory, warranty costs and overhead related to the manufacturing of our products. The majority of these costs vary with the unit volumes of product sold.

Cost of revenue was $1.5 million for the three months ended March 31, 2010 and 2009. For the six months ended March 31, 2010, cost of revenue decreased to $2.9 million, compared to $3.4 million for the same period of the previous fiscal year. This decrease was primarily caused by a shift in our product mix in the period. Cost of goods sold for the six months ending March 31, 2010, decreased to 33% of net revenue, compared to 40% of net revenue for the six months ending March 31, 2009 as a result of an increase of our non-system related revenue.

Research and Development Expenses

Research and development expenses consist primarily of costs related to personnel and overhead expenses, consultant expenses and other costs associated with the design, development, prototyping and testing of our products and enhancements of our converged telephone system software. For the second quarter of fiscal year 2010, research and development expenses were $1.1 million, or 25% of net revenue, compared to $1.2 million, or 35% of net revenue, for the second quarter of fiscal year 2009. The decrease in absolute dollars was primarily attributable to $81,000 of reduced personnel-related expenses. Research and development expenses decreased to $2.2 million, or 26% of net revenue, for the six months ended March 31, 2010 from $2.5 million, or 29% of net revenue, for the same period in fiscal year 2009. This $234,000 expense reduction for the six month period ended March 31, 2010 as compared to the same period of the prior year is primarily attributable to $118,000 of reduced personnel-related expenses, with reductions of $89,000 in consulting related services. The decrease in both the three and six months ended March 31, 2010 compared to the same periods of the prior year is attributable to the Company’s ongoing efforts to reduce operating expenses, including our April 2009 salary reduction program described below.

Notwithstanding the reductions to research and development expenses described above, we intend to continue to make investments in our research and development and we believe that focused investments in research and development are critical to the future growth and our ability to enhance our competitive position in the marketplace. We believe that our ability to develop and meet enterprise customer requirements is essential to our success. Accordingly, we have assembled a team of engineers with expertise in various fields, including voice and IP communications, unified communications network design, data networking and software engineering. Our principal research and development activities are conducted in San Jose, California and our subsidiary in Shanghai, China. Management continues to focus on cost control until business conditions improve. If business conditions deteriorate or the rate of improvement does not meet our expectations, we may implement additional cost-cutting actions.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in marketing, sales and customer support functions, as well as trade shows, advertising, and promotional expenses. For the second quarter of fiscal year 2010, sales and marketing expenses were $1.3 million, or 29% of net revenue, compared to $1.8 million, or 51% of net revenue, for the second quarter of fiscal year 2009. The decrease was primarily driven by $218,000 of reduced personnel-related expenses, a reduction of $77,000 in advertising and partner conference expenses, reduced consulting expenses of $53,000 and reduced travel related expenses of $104,000. Sales and marketing expenses decreased to $2.7 million, or 31% of net revenue, for the six months ended March 31, 2010 from $3.9 million, or 46% of net revenue, for the same period in fiscal year 2009. This decrease was attributable to $567,000 in personnel-related and overhead expenses, a decrease of $179,000 in service related expenses, a decrease of $197,000 in travel related expenses, with a decrease of $192,000 in advertising and partner conference expenses. The most significant factor in the decrease in both the three and six months ended March 31, 2010 compared to the same periods of the prior year is attributable to the Company’s ongoing efforts to reduce operating expenses, including our April 2009 salary reduction program described below.

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

General and Administrative Expenses

General and administrative expenses consist of salaries and related expenses for executive, finance and administrative personnel, facilities, allowance for doubtful accounts, legal and other general corporate expenses. For the second quarter of fiscal year 2010, general and administrative expenses were $887,000 or 20% of revenue, compared to $811,000 or 23% of revenue for the second quarter of fiscal year 2009. The increase in absolute dollars in general and administrative was attributable to $100,000 increase in legal expenses associated with corporate governance matters, partially offset by a $41,000 decrease in personnel-related expenses. For the six months ended March 31, 2010 and 2009, general and administrative expenses were $1.7 million and $1.8 million, respectively. As a percentage of net revenue, general and administrative expenses decreased to 19% for the six months ended March 31, 2010 from 21% for the same period in the previous fiscal year. The $100,000 expense reduction for the six month period ended March 31, 2010 as compared to the same period of the prior year is primarily attributable to $126,000 decrease in non-cash stock-based compensation expenses, partially offset by an increase of $25,000 in service related expenses. In April 2009, in an effort to reduce ongoing operating expenses and to conform our business to our objectives and opportunities, we implemented a mandatory salary reduction for all of our employees, including our executive officers.  These salary reductions ranged between 5% and 15%, depending on several factors, including, but not limited to, participation in commission plans and the original base salary.  The salaries of all of our executive officers were reduced by 15%.

Management continues to focus on cost control until business conditions improve. If business conditions deteriorate or the rate of improvement does not meet our expectations, we may implement additional cost-cutting actions.

Equity Investment in Common Stock of Private Company

In July 2004, we purchased common stock of a private Korean telecommunications company for approximately $79,000. As a result of this investment, we acquired approximately 23% of the voting power of the company. This gives us the right to nominate and elect one of the three members of the investee’s current board of directors. We are accounting for this investment using the equity method and record our minority interest in our results of operations. The Korean company is also a reseller for AltiGen. For the six months end March 31, 2010 and 2009, product sales revenue from this company was approximately $4,000 and $0, respectively. Our accounts receivable from this company was $0 and $18,000 as of March 31, 2010 and 2009, respectively.

Interest Expense and Other Income, Net

Interest expense primarily consists of interest incurred on our capital lease commitments and other income primarily consists of interest earned on cash, cash equivalents and short-term investments. Net interest and other income decreased to $1,000 and $23,000 for the three and six months ended March 31, 2010, respectively, from $23,000 and $59,000 for the same periods in fiscal year 2009. The decrease in interest and other income, net for the three and six month periods ended March 31, 2010 as compared with the same periods of the prior year, was a combination of lower invested balances, reduced cash balances and reduced rates of interest available for cash and investments in financial assets in fiscal year 2010. In the longer term, we may generate less interest income if our total invested balance decreases and these decreases are not offset by rising interest rates or increased cash generated from operations or other sources.

Liquidity and Capital Resources

We have historically financed our operations primarily through the sale of equity securities. Cash and equivalents as of March 31, 2010 were $7.5 million, an increase of $108,000 compared to the balance of $7.4 million as of September 30, 2009. The Company’s principle source of liquidity consists of cash equivalents held in liquid money market funds.

The following table shows the major components of our condensed consolidated statements of cash flows for the six months ended March 31, 2010 and 2009 (in thousands):

	Six Months Ended March 31,
	2010	2009
Cash and equivalents, beginning of period	$7,397	$9,467
Cash provided by (used in) operating activities	86	(1,295)
Cash provided by (used in) investing activities	18	(2,261)
Cash provided by financing activities	51	44
Effect of exchange rate changes on cash and cash equivalents	(47)	—
Cash and equivalents, end of period	$7,505	$5,955

During the six months ended March 31, 2010, our net cash provided by operating activities was $86,000, as compared to net cash used in operating activities of $1.3 million during the same period in fiscal year 2009. This was primarily attributable to our net loss of $810,000, a decrease of $276,000 in accounts receivable, a decrease of $227,000 in net inventories, a decrease of $121,000 in accrued liabilities and an increase of $160,000 in deferred revenue and long-term liabilities. The cash impact of the loss for the six months ended March 31, 2010 was partially offset by a non-cash expense of $370,000 in stock-based compensation expense and $98,000 in depreciation and amortization costs. Generally, as sales levels fall, we expect accounts receivable and accounts payable, and to a lesser extent inventories, to decrease. Inventories react more slowly because we outsource much of our production, and reduced demand takes time to be reflected back through our supply chain. Further, there will be routine fluctuations in these accounts from period to period that may be significant in amount. The decrease in accounts receivable was primarily due to lower shipments and good collections during the second quarter of fiscal year 2010. The increase in deferred revenue for the six months ended March 31, 2010 was primarily the result of continued growth of our recurring revenue programs. These plans include both the Software Assurance Program, which provides our customers with new software releases and support for an annual fee, and the Premier Service Plan, which includes software assurance and extended hardware.

Net accounts receivable decreased 18% from $1.5 million at September 30, 2009 to $1.2 million at March 31, 2010. Quarterly accounts receivable day of sales outstanding (DSO) decreased from 29 days as of September 30, 2009 to 26 days as of March 31, 2010. The net accounts receivable and DSO decrease was primarily due to lower shipments and good collections during the second quarter of fiscal year 2010.

Net inventories decreased 18% from $1.2 million at September 30, 2009 to $1.0 million at March 31, 2010. The decrease in net inventories during this period was the result of routine period to period fluctuations. Our annualized inventory turn rate, which represents the number of times inventory is replenished during the year, increased from 5.4 turns as of September 30, 2009 to 5.8 turns as of March 31, 2010. Inventory management will continue to be an area of focus as we balance the need to maintain strategic inventory levels to help ensure competitive lead times with the risk of inventory obsolescence due to rapidly changing technology and customer requirements.

We ended the second quarter of fiscal year 2010 with a cash conversion cycle of 14 days, as compared to 66 days for the first quarter of fiscal year 2010. The cash conversion cycle is the duration between purchase of inventories and services and the collection of the cash from the sale of our products and services and is a metric on which we have focused as we continue to try to efficiently manage our assets. The cash conversion cycle results from the calculation of (a) the days of sales outstanding added to (b) the days of supply in inventories and reduced by (c) the days of payable outstanding.  The decrease in our cash conversion cycle was primarily due to good collections during the second quarter of fiscal year 2010.

For the six months ended March 31, 2010, net cash provided by investing activities was $18,000, as compared to net cash used in investing activities of $2.3 million during the same period in fiscal year 2009. For the six months ended March 31, 2010, the Company spent approximately $73,000 on purchases of property and equipment compared to $139,000 for the six month period ended March 31, 2009. Additionally, for the six month period ended March 31, 2010, we reclassified our Shanghai facilities-related deposit of $92,000 from long-term deposit to short-term deposit.

Net cash provided by financing activities for the six months ended March 31, 2010 was approximately $51,000, as compared to $44,000 during the same period in fiscal year 2009. For the second quarter of fiscal year 2010, proceeds from issuance of common stock under employee stock plans represented approximately $50,000 as compared to $63,000 for the same period in fiscal year 2009. Additionally, during the second quarter of fiscal year 2009, repurchase of our treasury stock was approximately $19,000.

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

We did not have any material commitments for capital expenditures as of March 31, 2010. We had total outstanding commitments on noncancelable capital and operating leases of $1.5 million as of March 31, 2010. Lease terms on our existing facility operating leases generally range from three to nine years. We believe that we have sufficient cash reserves to allow us to continue our current operations for more than a year.

Contractual Obligations

The following table presents certain payments due by us under contractual obligations with minimum firm commitments as of March 31, 2010:

	Payments Due by Period
Contractual Obligations	Total	Payments Due in Less Than 1 Year	Payments Due in 1 - 3 Years	Payments Due in 3 - 5 Years	Payments Due in More Than 5 Years
	(In thousands)
Operating leases obligation	$1,471	$301	$922	$248	$—
Capital leases obligation	11	11	—	—	—
Total contractual lease obligation	$1,482	$312	$922	$248	$—

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

In June 2009, the Company adopted FASB ASC 855-10, Subsequent Events – Overall (“ASC 855-10”). ASC 855-10 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It required the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date – that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. In February 2010, the FASB issued ASU 2010-09, Amendments to Certain Recognition and Disclosure Requirements (“ASU 2010-09”). ASU 2010-09 amended the guidance on subsequent events to remove the requirement for SEC filers to disclose the date through which an entity has evaluated subsequent events. Adoption of ASC 855-10, as amended, did not have a material impact on the Company’s results of operations, financial position or liquidity.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Interest Rate Risk

At March 31, 2010, our investment portfolio consisted primarily of cash and cash equivalents of $7.5 million. These securities are subject to interest rate risk and will decline in value if market interest rates increase. Our interest income and expense is most sensitive to fluctuations in the general level of U.S. interest rates. As such, changes in U.S. interest rates affect the interest earned on our cash, cash equivalents and short-term investments, and the fair value of those investments. Due to the short duration and conservative nature of these instruments, we do not believe that we have a material exposure to interest rate risk. For example, if market interest rates were to increase immediately and uniformly by 10% from levels as of March 31, 2010, the decline in the fair value of the portfolio would not have a material effect on our results of operations over the next fiscal year.

Foreign Currency Exchange Risk

We transact a portion of our business in non-U.S. currencies, primarily the Chinese Yuan (Renminbi). We bill a majority of our customers in U.S. dollars.  Although the fluctuation of currency exchange rates may impact our customers, and thus indirectly impact us, we do not attempt to hedge this indirect and speculative risk.  We monitor our foreign currency exposure; however, as of March 31, 2010, we believe our foreign currency exposure is not material enough to warrant foreign currency hedging. In the short term, we do not foresee foreign exchange currency fluctuations to pose a material market risk to us. In future periods over the long term, we anticipate we will be exposed to fluctuations in foreign currency exchange rates on accounts receivable from sales in these foreign currencies and the net monetary assets and liabilities of the related foreign subsidiary located in Shanghai, China. A hypothetical 10% favorable or unfavorable change in foreign currency exchange rates would not have a material impact on our results of operations.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we recently implemented additional disclosure controls and procedures and carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e)) as of March 31, 2010.  Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2010.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Risks Related to Ownership of our Common Stock

Our common stock no longer trades on the NASDAQ Capital Market

In March 2010, we voluntarily delisted our common stock from the NASDAQ Capital Market and moved our common stock listing to the OTCQX over-the-counter market.  As a result, investors may find it more difficult to dispose of or obtain accurate quotations as to the market value of our common stock, and the ability of our stockholders to sell our securities in the secondary market may be materially limited.

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

We have had a history of operating losses since our inception and, as of March 31, 2010, we had an accumulated deficit of $61.6 million.  We may incur operating losses in the future, and these losses could be substantial and impact our ability to attain profitability.  We do not expect to significantly increase expenditures for product development, general and administrative expenses, and sales and marketing expenses; however, if we cannot maintain current revenue or revenue growth, we will not achieve or sustain profitability or positive operating cash flows.  Even if we achieve profitability and positive operating cash flows, we may not be able to sustain or increase profitability or positive operating cash flows on a quarterly or annual basis.

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

Sales through our distributors, Altisys Communications, Inc., Synnex Corporation and Fiserv Solutions, Inc. accounted for 57% of our net revenue during the six months ended March 31, 2010. Our business and operating results will suffer if any one of these distributors does not continue distributing our products, fails to distribute the volume of our products that it currently distributes or fails to expand our customer base.  We also need to establish and maintain relationships with additional distributors and original equipment manufacturers. In September 2009, we terminated our distribution agreement with Jenne Distributors, Inc. We believe the termination of our relationship with Jenne Distributors, Inc. will not have a material impact on our business because we anticipate that revenue from other distributors will offset a portion of the lost revenue.

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

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and new SEC regulations are creating uncertainty for companies such as ours.  These new or changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.  As a result, our efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.  In particular, our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding our required assessment of our internal controls over financial reporting and beginning with the year ended September 30, 2010, our external auditor's audit of the effectiveness of our internal controls over financial reporting has required the commitment of significant financial and managerial resources.  We expect these efforts to require the continued commitment of significant resources.  Further, our board members, chief executive officer, and chief financial officer could face an increased risk of personal liability in connection with the performance of their duties.  As a result, we may have difficulty attracting and retaining qualified board members and executive officers, which could harm our business.  If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, our reputation may be harmed.

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

For the second quarter of fiscal year 2010, approximately 13% of our net revenue came from customers outside of the Americas.  We intend to expand our international sales and marketing efforts.  Our efforts are subject to a variety of risks associated with conducting business internationally, any of which could seriously harm our business, financial condition and results of operations.  These risks include:

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

Item 5. Other Information

On February 23, 2010, the Board of Directors of the Company unanimously approved a plan to voluntarily delist the Company’s common stock from the NASDAQ Capital Market and to move its common stock listing to the OTCQX over-the-counter market. In connection therewith, the Company notified the NASDAQ Capital Market on March 5, 2010 of its intention to delist and filed a Form 25 with the SEC on March 15, 2010, which became effective ten (10) days following its filing.

Following delisting from the NASDAQ Capital Market, the Company’s common stock is quoted on the OTCQX over-the-counter market, a centralized electronic quotation service for over-the-counter securities, operated by Pink OTC Markets, Inc. The Company intends to continue to comply with OTCQX alternate reporting standards, including annual audited financial statements and unaudited quarterly financial statements beginning on or after July 1, 2010. The Company expects that its common stock will continue to trade on OTCQX so long as market makers demonstrate an interest in trading in the common stock and the Company maintains compliance with applicable rules and regulations.

Item 6. Exhibits.

Please refer to the Exhibit Index of this Quarterly Report on Form 10-Q.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTIGEN COMMUNICATIONS, INC.

Date: May 12, 2010	By:	/s/ Philip M. McDermott
Philip M. McDermott
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

3.1 (1)	Amended and Restated Certificate of Incorporation.

3.2 (2)	Second Amended and Restated Bylaws.

3.3(3)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of AltiGen Communications, Inc.

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