Form 10-Q
period 2010-06-30
ALTIGEN COMMUNICATIONS INC
filed 2010-08-12
CIK 1003607

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010
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

The number of shares of our common stock, par value $0.001 per share, outstanding as of August 10, 2010 was: 16,494,758 shares.

ALTIGEN COMMUNICATIONS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

PART I.  FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

ALTIGEN COMMUNICATIONS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	June 30,	September 30,
	2010	2009
	(Unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$5,715	$7,397
Short-term investments	1,497	—
Accounts receivable, net of allowances of $3 and $35 at June 30, 2010 and September 30, 2009, respectively	849	1,545
Inventories	1,080	1,266
Prepaid expenses and other current assets	338	128
Total current assets	9,479	10,336

Property, plant and equipment, net	577	501
Long-term investments	202	202
Long-term deposit	277	292
Total assets	$10,535	$11,331
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$959	$1,165
Accrued liabilities:
Payroll and related benefits	400	672
Warranty	114	122
Marketing	127	111
Accrued expenses	349	215
Other accrued liabilities	417	484
Total accrued liabilities	1,407	1,604
Deferred revenue, short-term	2,530	2,573
Total current liabilities	4,896	5,342
Other long-term liabilities	360	232
Commitments and contingencies (Note 3)
Stockholders’ equity:
Convertible preferred stock, $0.001 par value; Authorized—5,000,000 shares; Outstanding—none at June 30, 2010 and September 30, 2009	—	—
Common stock, $0.001 par value; Authorized—50,000,000 shares; Outstanding—16,494,758 shares at June 30, 2010 and 16,188,857 shares at September 30, 2009	18	17
Treasury stock at cost—1,318,830 shares at June 30, 2010 and September 30, 2009	(1,400)	(1,400)
Additional paid-in capital	68,272	67,716
Accumulated other comprehensive income	199	165
Accumulated deficit	(61,810)	(60,741)
Total stockholders’ equity	5,279	5,757
Total liabilities and stockholders’ equity	$10,535	$11,331

(1) The information in this column was derived from the Company’s audited consolidated financial statements as of and for the year ended September 30, 2009.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALTIGEN COMMUNICATIONS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009

Net revenue:
Hardware	$2,621	$2,838	$8,257	$8,865
Software	674	522	1,943	1,661
Service support	904	722	2,641	1,993
Total net revenue	4,199	4,082	12,841	12,519
Cost of revenue:
Hardware	1,332	1,533	4,231	4,893
Software	8	4	17	12
Service support	—	—	—	—
Total cost of revenue	1,340	1,537	4,248	4,905
Gross profit	2,859	2,545	8,593	7,614
Operating expenses:
Research and development	1,113	1,126	3,347	3,594
Sales and marketing	1,268	1,431	3,938	5,355
General and administrative	738	980	2,400	2,762
Total operating expenses	3,119	3,537	9,685	11,711
Loss from operations	(260)	(992)	(1,092)	(4,097)
Equity in net loss of investee	—	(3)	—	(9)
Interest and other income, net	1	50	24	110
Net loss before taxes	(259)	(945)	(1,068)	(3,996)
Income taxes	—	—	(1)	15
Net loss	$(259)	$(945)	$(1,069)	$(3,981)
Basic and diluted net loss per share	$(0.02)	$(0.06)	$(0.07)	$(0.25)
Weighted average shares used in computing basic and diluted net loss per share	16,453	15,923	16,391	15,869

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALTIGEN COMMUNICATIONS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended June 30,
	2010	2009
	(In thousands)
Cash flows from operating activities:
Net loss	$(1,069)	$(3,981)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	140	176
Stock-based compensation	465	501
Equity in net income of investee	—	9
Changes in operating assets and liabilities:
Accounts receivable, net	696	1,053
Inventories, net	186	260
Prepaid expenses and other current assets	(210)	(54)
Accounts payable	(206)	(498)
Accrued liabilities	(197)	199
Deferred revenue, short-term	(43)	246
Other long-term liabilities	128	22
Net cash used in operating activities	(110)	(2,067)
Cash flows from investing activities:
Purchases of short-term investments	(1,497)	(5,460)
Proceeds from sale of short-term investments	—	5,817
Changes in long-term deposits	15	(200)
Purchases of property and equipment	(216)	(269)
Net cash used in investing activities	(1,698)	(112)
Cash flows from financing activities:
Proceeds from issuances of common stock, net of issuance costs	92	121
Repurchase of treasury stock	—	(19)
Net cash provided by financing activities	92	102
Effect of exchange rate changes on cash and cash equivalents	34	—
Net change in cash and cash equivalents during period	(1,682)	(2,077)
Cash and cash equivalents, beginning of period	7,397	9,467
Cash and cash equivalents, end of period	$5,715	$7,390

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

CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

The Company’s policy is to invest in highly-rated securities with strong liquidity and requires investments to be rated single-A or better. Our investment portfolio consists of investment grade institutional money market funds, bank term deposits and commercial paper. We consider all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents. Short-term investments are highly liquid financial instruments with original maturities greater than three months but less than one year and are classified as “available-for-sale” investments. We classify our available-for-sale securities as current assets and report them at their fair value. Further, we recognize unrealized gains and losses related to these securities as an increase or reduction to shareholders’ equity as a component of other comprehensive income (loss). We evaluate our available-for-sale securities for impairment quarterly. As of June 30, 2010, the Company had $5.7 million in cash and cash equivalents. Of this amount, $3.1 million was invested in short-term money market funds and $2.6 million in operating cash. The Company had $1.5 million in short-term investments, which consist of commercial paper as of June 30, 2010.

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

	June 30,	September 30,
	2010	2009
Raw materials	$419	$450
Work-in-progress	124	29
Finished goods	537	787
Total	$1,080	$1,266

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

The underlying weighted-average assumptions used in the Black-Scholes model and the resulting estimates of fair value per share were as follows for options granted during the nine months ended June 30, 2010 and 2009:

	Employee Stock Option Plans Nine Months Ended June 30,		Employee Stock Purchase Plan Nine Months Ended June 30,
	2010	2009	2010	2009
Expected life (in years)	7	5	0.5	0.5
Risk-free interest rate	2.1%	1.9%	0.2%	0.4%
Volatility	90%	139%	90%	139%
Expected dividend	0.0%	0.0%	0.0%	0.0%

The following table summarizes stock-based compensation expense related to employee and director stock options, employee stock purchases and stock awards for the three and nine months ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009
Cost of goods sold	$4	$2	$14	$9
Research and development	36	23	184	115
Sales and marketing	25	25	148	146
General and administrative	30	41	119	231
Total	$95	$91	$465	$501

The following table summarizes the Company’s stock option plan as of October 1, 2009 and changes during the nine months ended June 30, 2010:

	Number of Shares	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding at October 1, 2009	4,362,891	$0.91
Granted	77,000	0.83
Exercised	(7,531)	0.68
Forfeitures and cancellations	(186,750)	0.97
Outstanding at June 30, 2010	4,245,610	$0.91	7.50
Vested and expected to vest at June 30, 2010	3,595,834	$0.91	7.19
Exercisable at June 30, 2010	2,135,565	$0.94	5.89

On June 30, 2010, the aggregate intrinsic value of stock options outstanding was $36,000. Total stock options vested and expected to vest at June 30, 2010 were 3.6 million shares with a weighted average exercise price of $0.91, aggregate intrinsic value of $36,000, and a weighted average remaining contractual term of 7.2 years. The total exercisable stock options as of June 30, 2010 were 2.1 million shares with an aggregate intrinsic value of $35,000, weighted average exercise price of $0.94, and a weighted average remaining contractual term of 5.9 years.

The Company has unamortized stock-based compensation expense relating to options outstanding of $726,000, which will be amortized to expense over a weighted average period of 2.86 years.

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

The Company reserved 1.5 million shares of the Company’s common stock for future issuance under the 2009 Purchase Plan. To date, 136,096 shares have been purchased by and distributed to employees under the 2009 Purchase Plan at a price of $0.63 per share, and during the nine months ended June 30, 2010, 136,096 shares were purchased by and distributed to employees under the 2009 Purchase Plan at a price of $0.63 per share.

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

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except net loss per share amounts):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009
Net loss	$(259)	$(945)	$(1,069)	$(3,981)
Divided by: weighted average shares outstanding—basic and diluted	16,453	15,923	16,391	15,869
Basic and diluted net loss per share	$(0.02)	$(0.06)	$(0.07)	$(0.25)

Options to purchase 4.2 million shares of our common stock were outstanding as of June 30, 2010 and 2009, respectively, and were excluded from the computation of diluted net earnings per share for these periods because their effect would have been antidilutive.

COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) consists of two components–net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) refers to gains and losses that under U.S. generally accepted accounting principles are recorded as an element of stockholders’ equity but are excluded from net income. The Company’s other comprehensive income (loss) consists of unrealized gains and losses on short-term investments categorized as available-for-sale and foreign exchange gains and losses.

As of June 30, 2010, accumulated other comprehensive income consists of $199,000 of accumulated foreign currency translation gains. The amounts comprising unrealized gains and losses on short-term investments as of June 30, 2010 were immaterial.

FAIR VALUE MEASUREMENTS

In October 2008, the Company adopted FASB ASC 820-10, Fair Value Measurements and Disclosures – Overall (“ASC 820-10”) with respect to its financial assets and liabilities. In February 2008, the FASB issued updated guidance related to fair value measurements, which is included in the Codification in ASC 820-10-55, Fair Value Measurements and Disclosures – Overall – Implementation Guidance and Illustrations. The updated guidance provided a one year deferral of the effective date of ASC 820-10 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. The adoption of ASC 820-10 did not have a material impact on the Company’s Condensed Consolidated Financial Statements as it relates only to disclosures.

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

The adoption of this standard with respect to our financial assets and liabilities did not impact our consolidated results of operations and financial condition, but requires additional disclosure for assets and liabilities measured at fair value. The Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2010, include money market funds within cash and cash equivalents of $3.1 million and commercial paper within investments of $1.5 million classified as Level 1within the hierarchy. The Company does not have any assets or liabilities classified as Level 2 or Level 3 within the hierarchy.

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

The following table shows our sales by geographic region as percentage of total sales for the periods indicated:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009
Americas	86%	90%	86%	87%
International	14%	10%	14%	13%
Total	100%	100%	100%	100%

The following table sets forth a measure of profit (loss) for each operating segment for the periods indicated (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009
Americas	$(158)	$(821)	$(704)	$(3,713)
International	$(101)	$(124)	$(365)	$(268)
Total	$(259)	$(945)	$(1,069)	$(3,981)

The following table sets forth the total assets for each operating segment as of the periods indicated (in thousands):

	June 30,	September 30,
	2010	2009
Americas	$7,550	$8,060
International	$2,985	$3,271
Total	$10,535	$11,331

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

The following table sets forth our net revenue by customers that individually accounted for more than 10% of our revenue in any period indicated:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009
Synnex	39%	31%	37%	30%
Fiserv (1)	12%	—	11%	—
Jenne (2)	—	17%	—	17%
Total	51%	48%	48%	47%

(1)	For the three and nine months ended June 30, 2009, revenue generated from Fiserv was less than 10% of our total revenue.
(2)	In September 2009, we terminated our distribution agreement with Jenne. The termination of our relationship with Jenne did not have a material impact on our business.

2. WARRANTY

The Company provides a warranty for hardware products for a period of one year following shipment to end users. We have historically experienced minimal warranty costs. Factors that affect our reserves for warranty liability include the number of installed units, historical experience and management’s judgment regarding anticipated rates of warranty claims and cost per claim. We assess the adequacy of our reserves for warranty liability every quarter and make adjustments to those reserves if necessary.

Changes in the reserves for our warranty liability for the three and nine months ended June 30, 2010 and 2009, respectively, are as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009
Beginning balance	$125	$109	$122	$137
Provision for warranty liability	45	23	147	81
Warranty cost including labor, components and scrap	(56)	(6)	(155)	(92)
Ending balance	$114	$126	$114	$126

3.  COMMITMENTS AND CONTINGENCIES

Commitments

We lease our facilities under various operating lease agreements expiring on various dates through December 2014. Generally, these leases have multiple options to extend for a period of years upon termination of the original lease term. We believe that our facilities are adequate for our present needs in all material respects.

In April 2009, the Company entered into a lease for a new corporate headquarters for a period of five years with an option to extend for an additional five years. This facility is leased through June 2014 and serves as our headquarters for corporate administration, research and development, manufacturing, and sales and marketing facility in San Jose, California. The terms of the lease include rent escalations and a tenant allowance for certain leasehold improvements.  Under the terms of the lease agreement, total rent payment is approximately $1.4 million for a period of five years commencing on June 12, 2009. Additionally, under the terms of the lease agreement, the Company received up to $127,000 cash incentive as moving allowance. As of June 30, 2010, the Company recorded $126,928 of this allowance as part of deferred rent liability to be amortized over the term of the lease. The Company reserved $200,000 as collateral for an irrevocable and negotiable standby letter of credit (the "Letter of Credit") as security for the facility lease. The $200,000 is restricted by the bank and recorded as part of the long-term deposit in our consolidated balance sheet as of June 30, 2010. Under the terms of the agreement, the Letter of Credit will expire in July 2014. We believe that the new facility will be suitable, adequate and sufficient to meet the needs of the Company through July 2014.

In June 2010, the Company’s Shanghai branch entered into a new lease agreement for a period of four years. This facility is leased through October 2014 and serves as our international headquarters for administration, research and development, and sales and marketing. Under the terms of the lease agreement, total rent payment is approximately $978,648 for a period of four years commencing on July 1, 2010.

Rent expense for all operating leases totaled approximately $169,000 and $547,000 for the three and nine months ended June 30, 2010, respectively, as compared to $180,000 and $540,000 for the three and nine months ended June 30, 2009, respectively. The minimum future lease payments under all noncancellable operating leases as of June 30, 2010 are shown in the following table (in thousands):

Fiscal Years Ending September 30,
2010	$160
2011	520
2012	540
2013	557
2014	509
2015	22
Total contractual lease obligation	$2,308

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

AltiGen’s systems are designed with an open architecture, built on industry standard Intel™ based servers, SIP™ compliant phones, and Microsoft Windows™ based IP applications. This adherence to widely used standards allows our solutions to both integrate with and leverage a company's existing technology investment. AltiGen’s award winning, integrated IP applications suite provides customers with a complete business communications solution. Voicemail, Unified Messaging, Automatic Call Distribution, Call Recording, Call Activity Reporting, and Mobility solutions take advantage of the convergence of voice and data communications to achieve optimal business results. We believe this enables our customers to implement communication systems solutions that have an increased return on investment versus past technology investments.

We generated net revenue of $4.2 million and $12.8 million for the three and nine months ended June 30, 2010, respectively, compared to net revenue of $4.1 million and $12.5 million for the three and nine months ended June 30, 2009, respectively. As of June 30, 2010, we had an accumulated deficit of $61.8 million.  Net cash used in operating activities was $110,000 for the nine months ended June 30, 2010, as compared to $2.1 million for the nine months ended June 30, 2009.

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

Our cost of revenue consists of component and material costs, direct labor costs, provisions for excess and obsolete inventory, warranty costs and overhead related to the manufacturing of our products. Several factors that have affected and will continue to affect our revenue growth are the state of the economy, the market acceptance of our products, our ability to add new resellers and our ability to design, develop, and release new products. We engage third-party assemblers, which in fiscal year 2009 and the nine month period ended June 30, 2010 were All Quality Services in Fremont, California and ISIS Surface Mounting, Inc. in San Jose, California to insert the hardware components into the printed circuit board. We purchase fully-assembled chassis from Advantech Corporation, Internet protocol phones from BCM Communications, Inc., single board computers for our MAX product from AAEON Electronics, Inc. and raw material components from Avnet Electronics. We selected our manufacturing partners with the goals of ensuring a reliable supply of high-quality finished products and lowering per unit product costs as a result of manufacturing economies of scale. We cannot assure you that we will maintain the volumes required to realize these economies of scale or when or if such cost reductions will occur. The failure to obtain such cost reductions could materially adversely affect our gross margins and operating results.

We continue to focus on developing enhancements to our current products to provide greater functionality and increased capabilities, based on our market research, customer feedback and our competitors’ product offerings, as well as creating new product offerings to both enhance our position in our target customer and geographical market segments and enter new customer and geographical market segments. Additionally, we intend to continue selling our products to small- to medium-sized businesses, enterprise businesses, multisite businesses, corporate and branch offices and call centers. Also, we plan to continue to recruit additional resellers and distributors to focus on selling phone systems to our target customers. We believe that the adoption rate for our telecommunications solution is much greater and faster with small- to medium-sized businesses because many of these businesses have not yet made a significant investment for a traditional phone system. Also, we believe that small- to medium-sized businesses are more likely to be looking for call center-type administration to increase the productivity and efficiency of their contacts with customers.

CRITICAL ACCOUNTING POLICIES

Revenue Recognition. Revenue consists of direct sales to end-users, resellers and distributors. Revenue from sales to end-users and resellers is recognized upon shipment, when risk of loss has passed to the customer, collection of the receivable is reasonably assured, persuasive evidence of an arrangement exists, and the sales price is fixed and determinable. We provide for estimated sales returns and allowances and warrant costs related to such sales at the time of shipment. Net revenue consists of product revenue reduced by estimated sales returns and allowances. Sales to distributors are made under terms allowing certain rights of return and protection against subsequent price declines on our products held by the distributors. Upon termination of such distribution agreements, any unsold products may be returned by the distributor for a full refund. These agreements may be canceled without cause for convenience following a specified notice period. As a result of these provisions, we defer recognition of distributor revenue until such distributors resell our products to their customers. The amounts deferred as a result of this policy are reflected as “deferred revenue” in the accompanying consolidated balance sheets. The related cost of revenue is also deferred and reported in the consolidated balance sheets as inventory. We do not recognize revenue derived from sales to customers in Asia until both of the following elements are satisfied: customer has taken ownership upon shipment and we have received payment for the purchase. Short-term deferred revenue was approximately $2.5 million as of June 30, 2010 and $2.6 million as of September 30, 2009. Long-term deferred revenue was approximately $203,000 and $154,000 as of June 30, 2010 and September 30, 2009, respectively.

Service Support Programs.  Our Software Assurance Program provides our customers with the latest updates, new releases, and technical support for the applications they are licensed to use. Our Premier Service Plan includes software assurance and extended hardware warranty. These programs have an annual subscription and can range from one to three years. Sales from our service support programs are recorded as deferred revenue and recognized as revenue over the terms of their subscriptions. Service support deferred revenue was approximately $2.4 million and $2.2 million as of June 30, 2010 and September 30, 2009, respectively. Our service plan offering remains a key part of our business as we continue to add new service customers.

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

Cash and Cash Equivalent.  We consider all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents. Cash and cash equivalents are invested in various investment grade institutional money market accounts, U.S. Agency securities and commercial paper. The Company's investment policy requires investments to be rated single-A or better. As of June 30, 2010, the Company had $5.7 million in cash and cash equivalents. Of this amount, $2.2 million is held in cash and cash equivalents in Asia, of which $1.8 million is held in a bank term deposit account.

Short-Term Investment. The Company’s policy is to invest in highly-rated securities with strong liquidity and requires investments to be rated single-A or better. Short-term investments are comprised of commercial paper. Short-term investments are highly liquid financial instruments with original maturities greater than three months but less than one year and are classified as “available-for-sale” investments. We classify our available-for-sale securities as current assets and report them at their fair value. Further, we recognize unrealized gains and losses related to these securities as an increase or reduction in stockholders’ equity. As of June 30, 2010, the Company had $1.5 million in short-term investments.

Inventory.  Inventory is stated at the lower of cost (first-in, first-out method) or market. Our inventory balance for the nine months ended June 30, 2010 was $1.1 million compared to $1.2 million as of September 30, 2009. We perform a detailed review of inventory each fiscal quarter, with consideration given to future customer demand for our products, obsolescence from rapidly changing technology, product development plans, and other factors. If future demand or market conditions for our products are less favorable than those projected by management, or if our estimates prove to be inaccurate due to unforeseen technological changes, we may be required to record additional inventory obsolescence provision which would negatively affect gross margins in the period when the write-downs were recorded. In prior periods, we had established a reserve to write off excess inventory that management believed would not be sold. During the nine months ended June 30, 2010, we disposed of fully-reserved inventory with a carrying value of zero and an original cost at $33,000. The disposal of such inventory had no material impact on our revenue, gross margins and net loss for the nine months ended June 30, 2010. Inventory allowance was $631,000 and $692,000 as of June 30, 2010 and September 30, 2009, respectively.

Warranty Cost.  We accrue for warranty costs based on estimated product return rates and the expected material and labor costs to provide warranty services. If actual products return rates, repair cost or replacement costs differ significantly from our estimates, then our gross margin could be adversely affected. The reserve for product warranties was $114,000 and $122,000 as of June 30, 2010 and September 30, 2009, respectively.

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

Results of Operations

The following table sets forth consolidated statements of operations data for the periods indicated as a percentage of net revenue:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009
Consolidated Statements of Operations Data:
Net revenue:
Hardware	62.4%	69.5%	64.3%	70.8%
Software	16.1	12.8	15.1	13.3
Service support	21.5	17.7	20.6	15.9
Total net revenue	100.0	100.0	100.0	100.0
Cost of revenue:
Hardware	31.8	37.6	32.9	39.1
Software	0.1	0.1	0.1	0.1
Service support (1)	—	—	—	—
Total cost of revenue	31.9	37.7	33.0	39.2
Gross profit	68.1	62.3	67.0	60.8
Operating expenses:
Research and development	26.5	27.6	26.1	28.7
Sales and marketing	30.2	35.1	30.7	42.8
General and administrative	17.6	24.0	18.7	22.1
Total operating expenses	74.3	86.7	75.5	93.6
Loss from operations	(6.2)	(24.4)	(8.5)	(32.8)
Equity in net loss of investee	—	(0.1)	—	(0.1)
Interest and other income, net	—	1.2	0.2	0.9
Net loss before income taxes	(6.2)	(23.3)	(8.3)	(32.0)
Income taxes	—	(0.0)	—	0.1
Net loss	(6.2)%	(23.3)%	(8.3)%	(31.9)%

(1) Service support cost represents less than 0.1% of our total cost of revenue.

Net Revenue

Net sales consist primarily of revenue from direct sales to end-users, resellers and distributors.

We are organized and operate as two operating segments, the Americas and International. The Americas segment is comprised of the United States, Canada, Mexico, Central America and the Caribbean. The International segment is comprised of Asia, the United Kingdom, Italy and Holland.

The following table sets forth percentages of net revenue by geographic region with respect to such revenue for the periods indicated:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009
Americas	86%	90%	86%	87%
International	14%	10%	14%	13%
Total	100%	100%	100%	100%

Net revenue by customers that individually accounted for more than 10% of our revenue for the three and nine months ended June 30, 2010 and 2009, respectively, were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009
Synnex	39%	31%	37%	30%
Fiserv (1)	12%	—	11%	—
Jenne (2)	—	17%	—	17%
Total	51%	48%	48%	47%

(1)	For the three and nine months ended June 30, 2009, revenue generated from Fiserv was less than 10% of our total revenue.
(2)	In September 2009, we terminated our distribution agreement with Jenne. The termination of our relationship with Jenne did not have a material impact on our business.

Net revenue for the three months ended June 30, 2010 was $4.2 million as compared to $4.1million for the three months ended June 30, 2009. Revenue generated in the Americas segment accounted for $3.6 million, or 86% of our total net revenue, as compared to $3.7 million, or 90% of our total net revenue, for the three months ended June 30, 2010 and 2009, respectively. Revenue generated in the International segment accounted for $584,000, or 14% of our total net revenue, as compared to $402,000, or 10% of our total net revenue, for the three months ended June 30, 2010 and 2009, respectively. In the Americas segment, during the three months ended June 30, 2010 and 2009, we generated approximately $935,000 and $792,000, respectively, in non-system related revenue. Non-system related revenue is primarily comprised of revenue generated from our service support plans. In the Americas segment, the decreased in net revenue excluding non-system related revenue was approximately 7%. This decrease in net revenue in the Americas segment was primarily attributable to lower number of systems shipped than the corresponding period in the previous year. Sales in all markets continued to be affected by the global economic recession. We will continue to focus our sales efforts on larger enterprise customers which we believe will result in increased sales of our products.

Net revenue for the nine months ended June 30, 2010 was $12.8 million as compared to $12.5 million for the nine months ended June 30, 2009. Revenue generated in the Americas segment accounted for $10.9 million, or 86% of our total net revenue, as compared to $10.9 million, or 87% of our total net revenue, for the nine months ended June 30, 2010 and June 30, 2009, respectively. Revenue generated in the International segment accounted for $1.9 million, or 14% of our total net revenue, as compared to $1.6 million, or 13% of our total net revenue, for the nine months ended June 30, 2010 and 2009, respectively. In the Americas segment, during the nine months ended June 30, 2010 and 2009, we generated approximately $2.8 million and $2.1 million, respectively, in non-system related revenue. Non-system related revenue is primarily comprised of revenue generated from our service support plans. In the Americas segment, the decreased in net revenue excluding non-system related revenue was approximately 5%. This decrease in net revenue in the Americas segment was primarily attributable to lower number of systems shipped than the corresponding period in the previous year.

Cost of Revenue

Our cost of product revenue consists primarily of component and material costs, direct labor costs, provisions for excess and obsolete inventory, warranty costs and overhead related to the manufacturing of our products. The majority of these costs vary with the unit volumes of product sold.

Cost of revenue decreased to $1.3 million and $4.2 million for the three and nine months ended June 30, 2010, respectively, as compared to $1.5 million and $4.9 million for the three and nine months ended June 30, 2009, respectively. The decrease in both the three and nine months ended June 30, 2010 compared to the same periods of the prior year is attributable to lower sales volumes. Cost of revenue as a percentage of net revenue decreased to 32% and 33% for the three and nine months ended June 30, 2010, respectively, as compared to 38% and 39% for the three and nine months ended June 30, 2009, respectively. This change was primarily attributable to an increase of our non-system related revenue.

Research and Development Expenses

Research and development expenses consist primarily of costs related to personnel and overhead expenses, consultant expenses and other costs associated with the design, development, prototyping and testing of our products and enhancements of our converged telephone system software. For both the three months ended June 30, 2010 and 2009, respectively, research and development expenses were $1.1 million, or 27% of net revenue. Research and development expenses decreased to $3.3 million, or 26% of net revenue, for the nine months ended June 30, 2010 from $3.6 million, or 29% of net revenue, for the same period in fiscal year 2009. This decrease in absolute dollars is primarily attributable to reduced personnel-related expenses of $244,000. This decrease is attributable to the Company’s ongoing efforts to reduce operating expenses, including our April 2009 salary reduction program described below.

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

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in marketing, sales and customer support functions, as well as trade shows, advertising, and promotional expenses. For the third quarter of fiscal year 2010, sales and marketing expenses were $1.3 million, or 30% of net revenue, compared to $1.4 million, or 35% of net revenue, for the third quarter of fiscal year 2009. The decrease was primarily driven by $141,000 of reduced personnel-related expenses and a reduction of $25,000 in advertising and partner conference expenses. Sales and marketing expenses decreased to $3.9 million, or 31% of net revenue, for the nine months ended June 30, 2010 from $5.4 million, or 43% of net revenue, for the same period in fiscal year 2009. This decrease was attributable to $690,000 in personnel-related and overhead expenses, a decrease of $175,000 in service related expenditures, a decrease of $216,000 in travel related expenses, $78,000 decrease in consulting related services and $217,000 decrease in advertising and partner conference expenses. The most significant factor in the decrease in both the three and nine months ended June 30, 2010 compared to the same periods of the prior year is attributable to the Company’s ongoing efforts to reduce operating expenses, including our April 2009 salary reduction program described below.

We expect that our sales and marketing expenses will remain relatively constant through the balance of fiscal 2010. We plan to continue investing in our domestic and international marketing activities to help build brand awareness and create sales leads for our channel partners.  Management continues to focus on cost control until business conditions improve. If business conditions deteriorate or the rate of improvement does not meet our expectations, we may implement additional cost-cutting actions.

General and Administrative Expenses

General and administrative expenses consist of salaries and related expenses for executive, finance and administrative personnel, facilities, allowance for doubtful accounts, legal and other general corporate expenses. For the third quarter of fiscal year 2010, general and administrative expenses were $738,000, or 18% of net revenue, compared to $980,000, or 24% of net revenue, for the third quarter of fiscal year 2009. The $242,000 expense decrease for the three months ended June 30, 2010 as compared to the same period of the prior year is primarily attributable to $172,000 decrease in service related expenditures, a decrease of $38,000 in consulting related services and a decrease of $31,000 in personnel-related expenses. For the nine months ended June 30, 2010, general and administrative expenses were $2.4 million, or 19% of revenue, compared to $2.7 million, or 22% of net revenue, for the same period in fiscal year 2009. The $362,000 expense decrease for the nine months ended June 30, 2010 as compared to the same period of the prior year is attributable primarily to decreased personnel-related and overhead expense of $163,000 and a decrease of $147,000 in service related expenditures. The most significant factor in the decrease in both the three and nine months ended June 30, 2010 compared to the same periods of the prior year is attributable to the Company’s ongoing efforts to reduce operating expenses, including our April 2009 salary reduction program described below.

Management continues to focus on cost control until business conditions improve. If business conditions deteriorate or the rate of improvement does not meet our expectations, we may implement additional cost-cutting actions.

Restructuring and Salary Reduction Program

Due to ongoing economic recession and related decreased product demand, we initiated several measures designed to restructure and lower the costs of our operations. In the third quarter of fiscal 2009, we implemented a reduction-in-workforce of approximately 11 employees, or 14% of our workforce, primarily in sales, manufacturing and engineering. Additionally, in the third quarter of fiscal 2009, we implemented a mandatory salary reduction for all of our employees, including our executive officers.  These salary reductions ranged between 5% and 15%, depending on several factors, including, but not limited to, participation in commission plans and the original base salary.  The salaries of all of our executive officers were reduced by 15%.

Equity Investment in Common Stock of Private Company

In July 2004, we purchased common stock of a private Korean telecommunications company for approximately $79,000. As a result of this investment, we acquired approximately 23% of the voting power of the company. This gives us the right to nominate and elect one of the three members of the investee’s current board of directors. We are accounting for this investment using the equity method and record our minority interest in our results of operations. The Korean company is also a reseller for AltiGen. For the nine months end June 30, 2010 and 2009, product sales revenue from this company was approximately $3,000 and $6,000, respectively. Our accounts receivable from this company was approximately $1,000 as of June 30, 2010.

Interest Expense and Other Income, Net

Interest expense primarily consists of interest incurred on our capital lease commitments and other income primarily consists of interest earned on cash, cash equivalents and short-term investments. Net interest and other income decreased to $1,000 and $24,000 for the three and nine months ended June 30, 2010, respectively, from $50,000 and $110,000 for the same periods in fiscal year 2009. The decrease in interest and other income, net for the three and nine month periods ended June 30, 2010 as compared with the same periods of the prior year, was a combination of lower invested balances, reduced cash balances and reduced rates of interest available for cash and investments in financial assets in fiscal year 2010. In the longer term, we may generate less interest income if our total invested balance decreases and these decreases are not offset by rising interest rates or increased cash generated from operations or other sources.

Liquidity and Capital Resources

We have historically financed our operations primarily through the sale of equity securities.  As of June 30, 2010, we held cash, cash equivalents and short-term investments totaling $7.2 million. Total cash, cash equivalents and short-term investments represent approximately 76% of total current assets for the quarter ended June 30, 2010. As of June 30, 2010, $5.7 million of our total assets are classified as cash and cash equivalents compared with $7.4 million at September 30, 2009. Short-term investments were approximately $1.5 million and $0 at June 30, 2010 and September 30, 2009, respectively.

The following table shows the cash and cash equivalents and short term investments as of June 30, 2010 and September 30, 2009 (in thousands):

	June 30, 2010	September 30, 2009
Cash and cash equivalents	$5,715	$7,397
Short-term investments	1,497	—
Total cash, cash equivalents and short-term investments	$7,212	$7,397

The following table shows the major components of our condensed consolidated statements of cash flows for the nine months ended June 30, 2010 and 2009 (in thousands):

	Nine Months Ended June 30,
	2010	2009
Cash and equivalents, beginning of period	$7,397	$9,467
Cash used in operating activities	(110)	(2,067)
Cash used in investing activities	(1,698)	(112)
Cash provided by financing activities	92	102
Effect of exchange rate changes on cash and cash equivalents	34	—
Cash and equivalents, end of period	$5,715	$7,390

During the nine months ended June 30, 2010, our net cash used in operating activities was $110,000, as compared to net cash used in operating activities of $2.1 million during the same period in fiscal year 2009. This was primarily attributable to our net loss of $1.1 million, a decrease of $696,000 in accounts receivable, a decrease of $206,000 in accounts payable and an increase of $85,000 in deferred revenue and long-term liabilities. The cash impact of the loss for the nine months ended June 30, 2010 was partially offset by a non-cash expense of $465,000 in stock-based compensation expense and $140,000 in depreciation and amortization costs. The decrease in accounts receivable was primarily due to lower shipments and good collections during the third quarter of fiscal year 2010. Accounts receivable are generally collected within 30 days of the agreed terms. The decrease in accounts payable is a result of the timing of our weekly payments to suppliers and the timing of purchases of product components. Accounts payable are generally not aged beyond the terms of our suppliers. We take advantage of available early payment discounts when offered by our vendors. Generally, as sales levels fall, we expect accounts receivable and accounts payable, and to a lesser extent inventories, to decrease.

Net accounts receivable decreased 45% from $1.5 million at September 30, 2009 to $849,000 at June 30, 2010. Accounts receivable number of days’ sales outstanding (DSO) decreased from 30 days as of June 30, 2009 to 18 days for the third quarter of fiscal year 2010. The net accounts receivable and DSO decrease was primarily due to lower revenue and good collection activity during the third quarter of fiscal year 2010.

Net inventories decreased 15% from $1.3 million at September 30, 2009 to $1.1 million at June 30, 2010. The decrease in net inventories during this period was the result of routine period to period fluctuations. Our annualized inventory turn rate, which represents the number of times inventory is replenished during the year, decreased from 5.4 turns as of September 30, 2009 to 5.0 turns as of June 30, 2010. While the amount of inventory we carry fluctuates each period based on the timing of large inventory purchases from overseas suppliers, the Company is working to reduce inventory levels modestly while still meeting customer needs. Inventory management will continue to be an area of focus as we balance the need to maintain strategic inventory levels to help ensure competitive lead times with the risk of inventory obsolescence due to rapidly changing technology and customer requirements.

Accounts payable decreased 18% from $1.2 million at September 30, 2009 to $959,000 at June 30, 2010. Generally, the change in accounts payable is due to variations in the timing of the receipt of supplies, inventory and services and our subsequent payments for these purchases.

We ended the third quarter of fiscal year 2010 with a cash conversion cycle of 26 days, as compared to 65 days for the third quarter of fiscal year 2009. The cash conversion cycle is the duration between purchase of inventories and services and the collection of the cash from the sale of our products and services and is a metric on which we have focused as we continue to try to efficiently manage our assets. The cash conversion cycle results from the calculation of (a) the days of sales outstanding added to (b) the days of supply in inventories and reduced by (c) the days of payable outstanding.  The decrease in our cash conversion cycle was primarily due to good collections during the second quarter of fiscal year 2010.

For the nine months ended June 30, 2010, net cash used in investing activities was $1.7 million, as compared to net cash used in investing activities of $112,000 during the same period in fiscal year 2009. This was directly related to purchases of short-term investments of approximately $1.5 million during the first nine months of fiscal year 2010, as compared to purchases of short-term investments of approximately $5.5 million and proceeds from maturities of short-term investments of approximately $5.8 million during the same period in fiscal year 2009. The Company also spent approximately $216,000 on purchases of property and equipment during the first nine months of fiscal year 2010, as compared to $269,000 for the nine months ended June 30, 2009.

Net cash provided by financing activities for the nine months ended June 30, 2010 was approximately $92,000, as compared to $102,000 during the same period in fiscal year 2009. For the third quarter of fiscal year 2010, proceeds from issuance of common stock under employee stock plans represented approximately $92,000, as compared to $121,000 for the same period in fiscal year 2009. Additionally, during the third quarter of fiscal year 2009, the Company repurchased approximately $19,000 of the Company’s common stock under a stock repurchase program.

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

We did not have any material commitments for capital expenditures as of June 30, 2010. We had total outstanding commitments on noncancelable operating leases of $2.3 million as of June 30, 2010. Lease terms on our existing facility operating leases generally range from three to nine years. We believe that we have sufficient cash reserves to allow us to continue our current operations for more than a year.

Contractual Obligations

The following table presents certain payments due by us under contractual obligations with minimum firm commitments as of June 30, 2010:

	Payments Due by Period
Contractual Obligations	Total	Payments Due in Less Than 1 Year	Payments Due in 1 - 3 Years	Payments Due in 4 - 5 Years	Payments Due in More Than 5 Years
	(In thousands)
Operating leases obligation	$2,308	$160	$1,617	$531	$—

Effects of Recently Issued Accounting Pronouncements

In October 2009, FASB issued ASU 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. As summarized in ASU 2009-13, ASC Topic 605 has been amended (1) to provide updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and the consideration allocated; (2) to require an entity to allocate revenue in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence (“VSOE”) or third-party evidence of selling price; and (3) to eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method. The accounting changes summarized in ASU 2009-14 and ASU 2009-13 are both effective for fiscal years beginning on or after June 15, 2010, with early adoption permitted. Adoption may either be on a prospective basis or by retrospective application. The Company is currently assessing the impact of this guidance to its consolidated financial statements.

In October 2009, FASB issued ASU 2009-14, Software (Topic 985)—Certain Revenue Arrangements That Include Software Elements. This standard changes the accounting model for revenue arrangements that include both tangible products and software elements. Under this guidance, tangible products containing software components and non-software components that function together to deliver the tangible product’s essential functionality are excluded from the software revenue guidance in Subtopic 985-605, Software-Revenue Recognition. In addition, hardware components of a tangible product containing software components are always excluded from the software revenue guidance. FASB Accounting Standards Updates 2009-14 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company is currently assessing the impact of this guidance to its consolidated financial statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Interest Rate Risk

At June 30, 2010, our investment portfolio consisted of investment-grade fixed income securities, excluding those classified as cash and cash equivalents of $3.1 million. These securities are subject to interest rate risk and will decline in value if market interest rates increase. Our interest income and expense is most sensitive to fluctuations in the general level of U.S. interest rates. As such, changes in U.S. interest rates affect the interest earned on our cash, cash equivalents and short-term investments, and the fair value of those investments. Due to the short duration and conservative nature of these instruments, we do not believe that we have a material exposure to interest rate risk. For example, if market interest rates were to increase immediately and uniformly by 10% from levels as of June 30, 2010, the decline in the fair value of the portfolio would not have a material effect on our results of operations over the next fiscal year.

Foreign Currency Exchange Risk

We transact a portion of our business in non-U.S. currencies, primarily the Chinese Yuan (Renminbi). We bill a majority of our customers in U.S. dollars.  Although the fluctuation of currency exchange rates may impact our customers, and thus indirectly impact us, we do not attempt to hedge this indirect and speculative risk.  We monitor our foreign currency exposure; however, as of June 30, 2010, we believe our foreign currency exposure is not material enough to warrant foreign currency hedging. In the short term, we do not foresee foreign exchange currency fluctuations to pose a material market risk to us. In future periods over the long term, we anticipate we will be exposed to fluctuations in foreign currency exchange rates on accounts receivable from sales in these foreign currencies and the net monetary assets and liabilities of the related foreign subsidiary located in Shanghai, China. A hypothetical 10% favorable or unfavorable change in foreign currency exchange rates would not have a material impact on our results of operations.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we recently implemented additional disclosure controls and procedures and carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e)) as of June 30, 2010.  Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2010.

 Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

The trading price of our common stock has been and may continue to be volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. Factors that could affect the trading price of our common stock could include:

•	variations in our operating results;
•	announcements of technological innovations, new products or product enhancements, strategic alliances or significant agreements by us or by our competitors;
•	the gain or loss of significant customers;
•	recruitment or departure of key personnel;
•	the impact of unfavorable worldwide economic and market conditions, including the restricted credit environment impacting our customers’ ability to obtain credit;
•	changes in estimates of our operating results or changes in recommendations by any securities analysts who follow our common stock;
•	significant sales, or announcement of significant sales, of our common stock by us or our stockholders; and
•	adoption or modification of regulations, policies, procedures or programs applicable to our business.

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
•
our stockholders may not act by written consent  and are limited in their ability to call special stockholders’ meetings; as a result, a holder, or holders controlling a majority of our capital stock would be limited in their ability to take certain actions other than at annual stockholders’ meetings or special stockholders’ meetings called by the board of directors, the chairman of the board or the president;

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

We have had a history of operating losses since our inception and, as of June 30, 2010, we had an accumulated deficit of $61.8 million.  We may incur operating losses in the future, and these losses could be substantial and impact our ability to attain profitability.  We do not expect to significantly increase expenditures for product development, general and administrative expenses, and sales and marketing expenses; however, if we cannot maintain current revenue or revenue growth, we will not achieve or sustain profitability or positive operating cash flows.  Even if we achieve profitability and positive operating cash flows, we may not be able to sustain or increase profitability or positive operating cash flows on a quarterly or annual basis.

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

Sales through our distributors, Altisys Communications, Inc., Synnex Corporation and Fiserv Solutions, Inc. accounted for 48% of our net revenue during the nine months ended June 30, 2010. Our business and operating results will suffer if any one of these distributors does not continue distributing our products, fails to distribute the volume of our products that it currently distributes or fails to expand our customer base.  We also need to establish and maintain relationships with additional distributors and original equipment manufacturers. In September 2009, we terminated our distribution agreement with Jenne Distributors, Inc. We believe the termination of our relationship with Jenne Distributors, Inc. will not have a material impact on our business because we anticipate that revenue from other distributors will offset a portion of the lost revenue.

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

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and new SEC regulations are creating uncertainty for companies such as ours.  These new or changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.  As a result, our efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.  In particular, our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding our required assessment of our internal controls over financial reporting and beginning with the year ended September 30, 2010, our external auditor’s audit of the effectiveness of our internal controls over financial reporting has required the commitment of significant financial and managerial resources.  We expect these efforts to require the continued commitment of significant resources.  Further, our board members, chief executive officer, and chief financial officer could face an increased risk of personal liability in connection with the performance of their duties.  As a result, we may have difficulty attracting and retaining qualified board members and executive officers, which could harm our business.  If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, our reputation may be harmed.

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

For the third quarter of fiscal year 2010, approximately 14% of our net revenue came from customers outside of the Americas.  We intend to expand our international sales and marketing efforts.  Our efforts are subject to a variety of risks associated with conducting business internationally, any of which could seriously harm our business, financial condition and results of operations.  These risks include:

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

If our products do not meet a country’s standards or we do not receive the certifications required by a country's laws or regulations, then we may not be able to sell our products in that country. This inability to sell our products may seriously harm our results of operation by reducing our sales or requiring us to invest significant resources to conform our products to these standards.

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

The Company intends to file a Certification of Notice of Termination of Registration on Form 15 with the Securities and Exchange Commission (SEC) to voluntarily deregister its common stock and suspend its reporting obligations under the Securities Exchange Act of 1934 in the fourth quarter of fiscal year 2010. Upon the filing of the Form 15, the Company's obligations to file certain reports with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, will immediately be suspended. The Company anticipates its common shares will continue to be quoted on the Pink OTC Markets, Inc. after deregistration. The Company currently intends to continue to make current financial information available on a regular basis consistent with the applicable rules of Pink OTC Markets, Inc. and OTCQX.

Item 6. Exhibits.

Please refer to the Exhibit Index of this Quarterly Report on Form 10-Q.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTIGEN COMMUNICATIONS, INC.

Date: August 12, 2010	By:	/s/ Philip M. McDermott
Philip M. McDermott
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

3.1 (1)	Amended and Restated Certificate of Incorporation.

3.2 (2)	Second Amended and Restated Bylaws.

3.3(3)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of AltiGen Communications, Inc.

4.1(4)
Preferred Stock Rights Agreement, dated as of April 21, 2009, between AltiGen Communications, Inc. and Computershare Trust Company, N.A., including the Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B and C, respectively.

4.2(1)	Specimen common stock certificates.

4.3(1)	Third Amended and Restated Rights Agreement dated May 7, 1999 by and among AltiGen Communications, Inc. and the Investors and Founder named therein.

31.1	Certification of Principal Executive Officer, filed herewith.

31.2	Certification of Principal Financial Officer, filed herewith.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

(1)	Incorporated by reference to exhibit filed with the Registrant’s Registration Statement on Form S-1 (No. 333-80037) declared effective on October 4, 1999.
(2)	Incorporated by reference to exhibit filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.
(3)	Incorporated by reference to exhibit filed with the Registrant’s Registration Statement on Form 8-A on April 23, 2009.
(4)	Incorporated by reference to exhibit filed with the Registrant’s Registration Statement on Form 8-K on April 23, 2009.