Form 10-K
period 2010-09-30
ALTIGEN COMMUNICATIONS INC
filed 2010-12-13
CIK 1003607

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2010

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 Or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _______________________

Commission file number: 000-27427

ALTIGEN COMMUNICATIONS, INC.
(Exact name of registrant as specified in its charter)

Delaware	94-3204299
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

410 East Plumeria Drive San Jose, CA	95134
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (408) 597-9000
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value, and associated preferred stock purchase rights	The OTCQX Over-the-Counter Market

Securities registered pursuant to Section 12(g) of the Act:  *

     *On November 2, 2010, the registrant filed a Certification of Notice of Termination of Registration on Form 15 with the Securities and Exchange   Commission to voluntarily deregister its common stock and suspend its reporting obligations under the Securities Exchange Act of 1934.

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
Yes ☐   No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $10,269,786 as of March 31, 2010, based on the closing price of our common stock as reported on The OTCQX Over-the-Counter Market on such date. Shares of common stock held by each officer and director and by each person known to own 5% or more of our outstanding common stock have been excluded in that such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.  As of March 31, 2010, there were 16,431,022 shares of our common stock issued and outstanding.

The number of shares outstanding of the registrant's common stock as of December 09, 2010 was 16,494,758.

DOCUMENTS INCORPORATED BY REFERENCE
None.

ALTIGEN COMMUNICATIONS, INC.
Form 10-K for the Year Ended September 30, 2010

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

PART I

Item 1.  BUSINESS

INTRODUCTION

AltiGen Communications, Inc. (OTCQX: ATGN.PK) is a leading provider of 100% Microsoft-based (VoIP) business phone systems and Unified Communications solutions.  AltiGen solutions are designed for high reliability, ease of use, seamless integration to Microsoft infrastructure technologies, and are built on a scalable, open standards platform.

AltiGen Communications, or AltiGen, was founded by current Chairman of the Board Gilbert Hu in 1994, and the first products began shipping in 1996. Our telephony products are primarily sold to small-to-medium sized businesses, multi-site businesses, corporate branch offices, call centers, credit unions and community banks.

AltiGen's products enable an array of applications like VoIP phones and servers, Contact Center, voicemail, call recording, call activity reporting, and mobility solutions that take advantage of the convergence of voice and data communications to achieve cost reduction.  Our systems are designed with an open architecture and are built on an industry standard platform.  This adherence to widely-used standards allows our products to integrate with and leverage a company's existing technology investment.

AltiGen's hardware and software products are available from independent authorized resellers and strategic partners. AltiGen's family of telephony solutions has been recognized for excellence with more than 40 industry awards since 1996.

We generated net revenue of $16.6 million with a net loss of $1.7 million during fiscal year 2010.  As of September 30, 2010, we had an accumulated deficit of $62.4 million.  Net cash used in operating activities was $743,000 in fiscal year 2010.

Our principal executive office is located at 410 East Plumeria Drive, San Jose, California 95134.  Our telephone number is (408) 597-9000.  We were incorporated in California in May 1994, and we reincorporated into Delaware in June 1999.

We maintain an Internet website at http://www.altigen.com.  Our most recent annual report on Form 10-K and certain of our other filings with the Securities and Exchange Commission (SEC) are available through the Investor Relations section of our website.  Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other required filings and amendments to these filings are available on the SEC website at http://www.sec.gov, which can be accessed from the Investor Relations section of our website.  In addition, you may read and copy any material we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549.  You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

INDUSTRY BACKGROUND

We focus our sales efforts on medium and enterprise sized businesses, multi-site businesses, corporate branch offices, and call centers.

THE ALTIGEN PRODUCT OFFERING

AltiGen's unified communications solutions are designed with an open architecture, built on industry standard Intel-based servers, Session Initiation Protocol ("SIP") based platform, and Microsoft Windows-based applications.  This adherence to widely-used standards allows our solutions to both integrate with and leverage a company's existing technology investment.  AltiGen's award winning, integrated IP applications suite provides customers with a complete business communications solution.  Voicemail, Unified Messaging, Mobility, Automatic Call Distribution, Call Recording, Call Activity Reporting, and Mobility solutions take advantage of the convergence of voice and data communications to achieve superior business results.

The AltiGen unified communications solutions work with digital, analog and internet protocol trunks, and internet protocol and analog telephone extensions.  AltiGen’s solutions can be configured with digital, analog or VoIP, or a combination of the three.  By allowing the customer to choose what best fits their current and future requirement, we provide a practical and cost effective solution to future growth.

Each unified communications system can be configured to include a wide range of comprehensive features. Mobile Convergence, Contact Center, voicemail  with over 2,500 hours of storage, 255 auto attendant menus with unlimited levels, automatic call distribution, call detail reporting, call recording on demand, meet-me conference bridges, and standard PBX (Private Branch Exchange) functionality.  A PBX is a telephone system within an enterprise that switches calls between enterprise users on local lines while allowing all users to share a certain number of external telephone lines.  Additionally, the system provides intuitive and easy to use system administration software to allow for customer self-administration or remote administration by our authorized reseller partners.

AltiGen phone systems can be scaled to customer needs, and multiple systems may be networked together for greater expansion.  These networked systems can be at a single site, a campus environment or multiple locations throughout the world using Internet protocol technology to link them.  AltiGen phone systems allow affordable entry point while maintaining logical system growth.

For customers with more advanced requirements, we provide AltiContact Manager.  The product is available as a software upgrade to an existing MAXCommunications Server System (MAXCS System).  For additional information regarding MAXCS System, see the section entitled “Product.” This product is capable of skills-based routing, priority queuing, centralized call recording and advanced monitoring and reporting.  This capability may be added on a per agent/supervisor basis as the customer grows.  This allows a smaller business or branch office to enjoy the same capability as a large professional call center organization.  If a customer has more than one location, call center calls can automatically be routed to other locations based on conditions the customer chooses.

Key features of our phone systems include:

•
Scalability.  AltiGen's software based MAXCS 6.5 softswitch architecture was designed to scale in both size and capability to the meet the evolving needs of the small and medium-sized business (SMB) and enterprise markets.  As a software-based system, AltiGen can rapidly deploy new features to our customers without requiring expensive hardware upgrades.

•
Native Microsoft Office Communications Server 2007 R2.  MAXCS 6.5 fully supports native integration to Microsoft’s Unified Communications platform to provide advance Contact Center and Mobility solutions. AltiGen’s solution has been tested and certified by Microsoft’s Open Interoperability Program.

•
Native Microsoft Exchange Server Integration.  MAXCS 6.5 fully supports native integration into Microsoft Exchange Server 2007 to unlock the embedded Unified Messaging capabilities of Exchange.  As the "Voice of Microsoft Exchange", mutual Microsoft and AltiGen customers now have voice access to e-mails, calendar events, and personal and global company contact information via Text-to-Speech services.

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

•
Survivability Options.  Our systems allow practical and cost efficient options for disaster recovery planning.  Redundant system hard drives allow all voicemail and configuration information to be copied to a spare hard drive.  The system allows nightly backup to another network drive.  If weather or other problems prevent employees from reaching the office, MaxMobile, One Number Access and VoIP telephones can be utilized to keep operations running.  We provide multiple options based upon what best fits the customer environment.

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

•
True Employee Mobility.  We provide flexible and useable mobility options while retaining accountability.  We provide several powerful options. MaxMobile is a native smart phone application designed to allow any phone with a direct telephone number to be enabled as a live extension on the system.  Call handling, call transfer, conferencing and voicemail capability are retained.  Our "One Number Access" feature allows the system to search and then transfer a call at up to four numbers.  For remote employees, we offer a VoIP telephone to connect to an employee's high speed Internet access.  Our mobility options are flexible and simple to use.

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

IP705 Voice over IP Telephone
The IP705 is a mid-level SIP-based VoIP phone designed to empower the user and has integrated Power over Ethernet. Users have convenient single button access to voicemail, call conferencing, call transferring, redial and call log lists. The IP705 has five programmable keys, speakerphone and intercom.

Product	Description
MaxMobile
MaxMobile extends a complete set of business PBX functionality to smart phone devices, often eliminating the need for a separate desktop phone. When users log in to MaxMobile, the smart phone is registered as the “business” PBX extension. All inbound business calls are routed through the PBX (so employees don’t have to publish their mobile phone numbers). Outbound calls can be routed through the PBX (in accordance with corporate policies) or directly through the cellular network. In every case, MaxMobile graphical user interface extends a multitude of business PBX features to smart phone devices.

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

Product	Description

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

Service Support Programs

In September 2007, we introduced our Software Assurance Program, which provides our customers with the latest updates, new releases, and technical support for the applications they are licensed to use. In fiscal year 2008, we initiated our Premier Service Plan, which includes software assurance and extended hardware warranty. These programs have an annual subscription and can range from one to three years. Sales from our service support programs are recorded as deferred revenue and recognized as revenue over the terms of their subscriptions.

The following table sets forth percentages of net revenue by product type with respect to such revenue for the periods indicated:

	Fiscal Year Ended September 30,
	2010	2009	2008
Hardware	64%	71%	86%
Software	14%	13%	14%
Service Support Plans (1)	22%	16%	—
Total	100%	100%	100%

(1)	In fiscal year 2008, revenue generated from these service support plans accounted for less than 1% of our total revenue.

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

Sales

We use a broad distribution channel to bring our products and solutions to our customers. Our distribution channel is comprised of distributors and resellers. In the United States, in fiscal year 2010, we added additional strategic account managers and business development personnel. In addition, we added new resellers and distribution partners in the United Kingdom and Italy.

We are organized and operate as two operating segments, the Americas and International.  The Americas segment is comprised of the United States, Canada, Mexico, Central America and the Caribbean.  The International segment is comprised of China, the United Kingdom, Italy and Holland. Our two geographical segments both sell similar products to similar types of customers.

The following table sets forth percentages of net revenue by geographic region with respect to such revenue for the periods indicated:

	Fiscal Year Ended September 30,
	2010	2009	2008
Americas	86%	86%	87%
International	14%	14%	13%
Total	100%	100%	100%

The following table sets forth a measure of profit or loss for each operating segment for the periods indicated (in thousands):

	Fiscal Year Ended September 30,
	2010	2009	2008
Americas	$(621)	$(3)	$(211)
International	$(1,087)	$(4,707)	$(3,726)
Total	$(1,708)	$(4,710)	$(3,937)

The following table sets forth the total assets for each operating segment as of the periods indicated (in thousands):

	Fiscal Year Ended September 30,
	2010	2009	2008
Americas	$7,606	$8,060	$11,438
International	$2,755	$3,271	$3,338
Total	$10,361	$11,331	$14,776

We currently have sales and support staff in more than 10 locations in the United States.  Our inside sales group answers incoming calls from end users and refers new leads to a qualified dealer near each end user's location.  The inside sales group is also responsible for account management of our smaller resellers.  Our outside sales force, which is primarily based in the Americas, includes enterprise account executives and technology solutions managers who work with direct enterprise accounts and larger resellers. In fiscal year 2010, we began to shift our legacy channel based sales force into a direct enterprise account team.

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

We also have a reseller agreement with Fiserv Solutions, Inc. for the Americas. Our agreement with Fiserv has an initial term of ten years ending on August 28, 2019, and shall be renewed automatically for additional five year terms unless either party provides the other party with ninety (90) days’ written notice of termination prior to the end of the initial term or any subsequent term of the agreement. The agreement can also be terminated for, among other things, material breach or insolvency of either party. Upon termination, AltiGen would continue to have support obligations for products that Fiserv distributed subject to Fiserv’s obligation to remain current on maintenance fees.

The following table sets forth our net revenue by customers that individually accounted for more than 10% of our revenue for the periods indicated:

	Fiscal Year Ended September 30,
	2010	2009	2008
Synnex	36%	30%	34%
Jenne (1)	—	15%	12%
Fiserv (2)	10%	10%	—
Altisys (3)	—	—	12%
Total	46%	55%	58%

(1)	In September 2009, we terminated our distribution agreement with Jenne. The termination of our relationship with Jenne did not have a material impact on our business for fiscal year 2010.
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

(3)	During fiscal years 2010 and 2009, revenue generated from Altisys was less than 10% of our total revenue.

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

We currently conduct the majority of our product development in-house. We also use a small number of independent contractors to assist with certain product development and testing activities. We intend to continue working with our strategic partners to enhance our products.  As of September 30, 2010, we employed 58 employees in engineering, research and development and support. A total of 34 of those employees were located in Shanghai, China.

We believe our future success relies on continued product enhancement. To accomplish this objective, we seek to improve product reliability, advance and broaden employed technologies while maintaining or reducing product cost. In addition, we actively pursue development of potential new products. Our efforts to enhance existing products and develop new products require an extensive investment in research and development. We expense research and development costs relating to both present and potential future products as incurred. These expenses totaled $4.6 million, $4.9 million and $4.2 million during fiscal years 2010, 2009 and 2008, respectively.

We intend to continue to focus on product innovation, quality improvement, performance enhancement and on-time delivery while striving for product cost improvements to promote added value for our products. We seek growth opportunities through: 1) the development of new applications for existing products, 2) technological improvements for both new and existing markets and 3) the acquisition and development of new products and competencies.

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

These competitors may enter our existing or future markets with products that may be less expensive, that may provide higher performance or additional features or that may be introduced more quickly than our products.  In fiscal 2010, we believe that we continued to be both feature and price competitive.  Additionally, we believe we provide a low ongoing cost of ownership.  We believe that our principal competitive advantages include:

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

We have filed several U.S. patent applications relating to various aspects of our client and server software, mixed-media communications and computer telephony.  As of September 30, 2010, we have been issued sixteen U.S. patents. The duration of our patents is determined by the laws of the country of issuance and for U.S. patents may be 20 years from the date of its filing depending upon when the patent application was filed.  We expect to continue to file patent applications to protect our technology and products.  We cannot be sure that our patent applications will result in the issuance of patents, or that any issued patents will provide commercially significant protection for our technology. We maintain a policy requiring our employees, consultants and other third parties to enter into confidentiality and proprietary rights agreements and to control access to software, documentation and other proprietary information.  Notwithstanding the steps we have taken to protect our intellectual property rights, third parties may infringe or misappropriate our proprietary rights. Competitors may also independently develop technologies that are substantially equivalent or superior to the technologies we employ in our services.

MANUFACTURING AND ASSEMBLY

Our manufacturing operations consist of two phases.  In the first phase, we send out components of our products to a third party assembler.  The third party assembler auto-inserts the components into the printed circuit boards.  In the second phase, we insert the assembled circuit boards into the burn-in process for a minimum of two weeks and after that we perform the final test of the circuit boards.  In fiscal year 2010, we engaged All Quality Services in Fremont, California and ISIS Surface Mounting, Inc. in San Jose, California as our third party assemblers.  During fiscal 2010, four suppliers, Advantech Corporation, BCM Communications, Inc., Avnet Electronics and AAEON Electronics, Inc., provided us with approximately 74% of our hardware product components.  We purchase fully-assembled chassis from Advantech Corporation, Internet protocol phones from BCM Communications, Inc., single board computers for our MAX product from AAEON Electronics, Inc. and raw material components from Avnet Electronics.  As of September 30, 2010, our in-house manufacturing operations occupied approximately 6,000 square feet of our corporate headquarters in San Jose, California.

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

EMPLOYEES

As of September 30, 2010, we had 112 full-time employees, including 58 in research and development and support, 33 in marketing and sales, 8 in operations, and 13 in finance and administration.  Of these full-time employees, 61 were located in the United States and 51 in China.  Our future success will depend, in part, on our ability to continue to attract, retain and motivate highly qualified technical, marketing, engineering and management personnel.

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

Our board of directors declared a dividend of one (1) right for each share of Common Stock under the terms and conditions of a Preferred Stock Rights Agreement by and between AltiGen and Computershare Trust Company, N.A., as rights agent, dated April 21, 2009, which right is exercisable for shares of AltiGen’s Preferred Stock after the date on which a hostile acquiror obtains, or announces a tender offer for, 15% or more of the Company’s Common Stock.  If an acquiror obtains 15% or more of the Company’s Common Stock, each stockholder (except the acquiror) may purchase either our Common Stock or in certain circumstances, the acquiror’s Common Stock, at a discount, resulting in substantial dilution to the acquiror’s interest.  Such rights could delay or discourage a potential acquisition of AltiGen.

If securities or industry analysts do not publish research or reports about our business, or if they issue an adverse or misleading opinion regarding our stock, our stock price and trading volume could decline.

The trading market for our common stock may be influenced by the research and reports that industry or securities analysts publish about us or our business. If any of the analysts who cover us issue an adverse or misleading opinion regarding our stock, our stock price would likely decline. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

Risks Related to Our Business

Our extensive research and development efforts may not result in products that are successful in the marketplace.

To maintain our market share for existing products and to gain market share in new markets, we must invest heavily each year in research and development spending. This research and development spending often involves new technologies or updates to existing technology. We can provide no assurance that our research and development efforts to develop new technology will be successful or that new products we may develop through such efforts will be successful in the marketplace.

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

We have had a history of operating losses since our inception and, as of September 30, 2010, we had an accumulated deficit of $62.4 million as compared to $60.7 million as of September 30, 2009.  We may incur operating losses in the future, and these losses could be substantial and impact our ability to attain profitability.  We do not expect to significantly increase expenditures for product development, general and administrative expenses, and sales and marketing expenses; however, if we cannot maintain current revenue or revenue growth, we will not achieve or sustain profitability or positive operating cash flows.  Even if we achieve profitability and positive operating cash flows, we may not be able to sustain or increase profitability or positive operating cash flows on a quarterly or annual basis.

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

Sales through our distributors, Altisys Communications, Inc., Synnex Corporation and Fiserv Solutions, Inc. accounted for 56% of our net revenue in fiscal year ended September 30, 2010. Our business and operating results will suffer if any one of these distributors does not continue distributing our products, fails to distribute the volume of our products that it currently distributes or fails to expand our customer base.  We also need to establish and maintain relationships with additional distributors and original equipment manufacturers. In September 2009, we terminated our distribution agreement with Jenne Distributors, Inc. The termination of our relationship with Jenne Distributors, Inc. did not have a material impact on our business for fiscal year 2010.

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

For fiscal year 2010, approximately 14% of our net revenue came from customers outside of the Americas.  We intend to expand our international sales and marketing efforts.  Our efforts are subject to a variety of risks associated with conducting business internationally, any of which could seriously harm our business, financial condition and results of operations.  These risks include:

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

Item 1B.  UNRESOLVED STAFF COMMENTS

None.

Item 2.  PROPERTIES

We lease approximately 27,576 square feet of space in San Jose, California in which our headquarters, sales, manufacturing and research and development facilities are located and which is used primarily by our Americas Segment. We have a lease agreement covering this property through June 2014. The agreement contains renewal options.  Outside the United States, we lease approximately 13,744 square feet of a facility in Shanghai, China, where we conduct administration, research and development, sales and marketing, and another 4,841 square feet of a facility in Beijing, China to serve sales and marketing functions, which is used primarily by our International segment.  We believe that our existing facilities both in the United States and China are adequate for our present needs in all material respects. If we require additional space, we believe that we will be able to obtain this space on commercially reasonable terms.

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

Item 4.  REMOVED AND RESERVED

PART II

Item 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The information required by this item regarding equity compensation plans is incorporated by reference to the information set forth in Item 12 of this Annual Report on Form 10-K.

COMMON STOCK PRICE RANGE

From October 4, 1999, the date of our initial public offering, to June 11, 2002, our common stock was traded on the NASDAQ National Market under the symbol ATGN. From June 12, 2002 to March 15, 2010, our common stock was traded on the NASDAQ Capital Market under the symbol ATGN. Since March 16, 2010, our common stock has traded on the OTCQX over-the-counter market under the symbol ATGN.PK. The following table sets forth the high and low closing prices as reported on the NASDAQ Capital Market during fiscal year 2009 and from October 1, 2009 to March 15, 2010. The table also sets forth the high and low sale prices as reported on the OTCQX from March 16, 2010 to September 30, 2010. As of September 30, 2010, we had approximately 78 stockholders of record. We have not paid and do not anticipate that we will pay, cash dividends on our common stock.

	Fiscal 2010		Fiscal 2009
	High	Low	High	Low
1st Quarter	$1.05	$0.75	$1.00	$0.50
2nd Quarter	$1.00	$0.58	$0.96	$0.62
3rd Quarter	$0.95	$0.61	$0.80	$0.61
4th Quarter	$0.79	$0.60	$1.10	$0.62

COMPANY STOCK PERFORMANCE

The following performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that we specifically incorporate it by reference into such filing.

The following graph compares the cumulative total stockholder return data for our stock for the period beginning September 30, 2005 and ending on September 30, 2010 to the cumulative return over such period of (i) The NASDAQ National Market Composite Index and (ii) the NASDAQ Telecommunications Index. The graph assumes $100 was invested on September 30, 2005 in our Common Stock and in each of the comparative indices, assuming the reinvestment of any dividends. Note that the historic stock price performance on the following graph is not necessarily indicative of future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among AltiGen Communications, Inc., The NASDAQ Composite Index
and The NASDAQ Telecommunications Index

	9/05	9/06	9/07	9/08	9/09	9/10

AltiGen Communications, Inc.	100.00	86.78	90.23	56.90	57.47	43.10
NASDAQ Composite	100.00	106.22	126.95	96.41	99.84	112.47
NASDAQ Telecommunications	100.00	104.62	149.78	100.60	106.68	113.20

*$100 invested on 9/30/05 in stock & index-including reinvestment of dividends. Fiscal year ending September 30.

STOCK REPURCHASE PLAN

On October 23, 2007, our Board of Directors approved the repurchase of up to $2.0 million of our common stock in the open market through November 12, 2008. On November 11, 2008, our Board of Directors extended the repurchase program by another year to November 14, 2009. Stock repurchases under this program were made from time to time at our management’s discretion through November 14, 2009. When exercising such discretion, management considered a variety of factors such as our stock price, general business and market conditions and other investment opportunities. The repurchases were made in the open market and funded from available working capital. Pursuant to the 2007 authority, we repurchased 231,135 shares during the twelve months ended September 30, 2008 at an aggregate cost of $367,000. Pursuant to the 2008 authority, we repurchased 23,800 shares during the twelve months ended September 30, 2009 at an aggregate cost of $19,000. In April 2009, our Board of Directors suspended further purchases of stock under this program. On November 16, 2010, our Board of Directors approved the termination of the repurchase program effective immediately.

The following table summarizes repurchases of our stock:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased as Part of the Program
November 1, 2007 through November 30, 2007	16,413	$1.59	16,413	$1,973,965
December 1, 2007 through December 31, 2007	92,965	1.60	92,965	1,825,685
February 1, 2008 through February 29, 2008	80,218	1.66	80,218	1,692,660
March 1, 2008 through March 31, 2008	23,919	1.61	23,919	1,654,084
August 1, 2008 through August 31, 2008	7,211	1.21	7,211	1,645,374
September 1, 2008 through September 30, 2008	10,409	1.16	10,409	1,633,338
December 1, 2008 through December 31, 2008	10,400	0.77	10,400	1,625,311
January 1, 2009 through January 31, 2009	4,275	0.79	4,275	1,621,953
February 1, 2009 through February 28, 2009	3,325	0.87	3,325	1,619,045
March 1, 2009 through March 31, 2009	5,800	0.79	5,800	1,614,461
April 1, 2009 through September 30, 2010	—	—	—	—
Total	254,935	$1.51	254,935	$1,614,461

STOCK OPTION EXCHANGE

On September 1, 2009, we completed a stock option exchange program (the “Exchange Offer”).  Pursuant to the Exchange Offer, eligible employees tendered, and we accepted for cancellation, eligible options to purchase 2,927,300 shares of our common stock, representing approximately 95% of the total shares of common stock underlying options eligible for exchange in the Exchange Offer.  On September 1, 2009, the Company granted new options to eligible employees to purchase 2,927,300 shares of common stock in exchange for the cancellation of the tendered eligible options.  The exercise price per share of the new options granted in the Exchange Offer was $0.86, the closing price of our common stock as reported by the NASDAQ Capital Market on September 1, 2009.

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

	Fiscal Year Ended September 30,
	2010	2009	2008	2007	2006
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Net revenue	$16,645	$17,385	$18,897	$17,888	$17,896
Cost of revenue	5,487	6,604	8,059	8,123	8,082
Gross profit	11,158	10,781	10,838	9,765	9,814
Operating expenses:
Research and development	4,577	4,924	4,216	3,373	3,740
Sales and marketing	5,248	7,037	7,552	5,277	4,353
General and administrative	3,114	3,654	3,322	2,497	2,058
Total operating expenses	12,939	15,615	15,090	11,147	10,151
Loss from operations	(1,781)	(4,834)	(4,252)	(1,382)	(337)
Equity in net income (loss) of investee	(4)	(9)	5	(4)	(36)
Interest and other income, net	43	118	310	461	380
Net income (loss) before income taxes	(1,742)	(4,725)	(3,937)	(925)	7
Income taxes	34	15	—	(11)	(19)
Net loss	$(1,708)	$(4,710)	$(3,937)	$(936)	$(12)
Basic and diluted net loss per share	$(0.10)	$(0.30)	$(0.25)	$(0.06)	$(0.00)
Weighted average and diluted shares used in computing basic net loss per share	16,417	15,937	15,745	15,363	14,964

	2010	2009	2008	2007	2006
	(In thousands)
Consolidated Balance Sheets Data:
Cash, cash equivalents and short-term investments	$6,524	$7,397	$9,867	$9,907	$9,922
Working capital(1)	4,187	4,994	8,687	11,551	11,027
Total liabilities	5,554	5,574	5,479	2,905	2,807
Total assets	10,361	11,331	14,776	15,250	14,644
Accumulated deficit	(62,449)	(60,741)	(56,031)	(52,094)	(51,158)
Total stockholders' equity	4,807	5,757	9,297	12,345	11,837

(1)  Working capital is defined as total current assets less total current liabilities.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act.  All statements other than statements of historical fact are "forward-looking statements" for purposes of these provisions, including any statements regarding: projections of revenues, future research and development expenses, future selling, general and administrative expenses, other expenses, gross profit, gross margin, or other financial items; the plans and objectives of management for future operations; our exposure to interest rate risk; future economic conditions or performance; plans to focus on cost control. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology.  These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in Item 1A “Risk Factors” included elsewhere in this Annual Report on Form 10-K and in our other filings with the SEC. Furthermore, such forward-looking statements speak only as of the date of this report. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

OVERVIEW

AltiGen Communications, Inc. (“we” or the “Company”) is a leading provider of 100% Microsoft-based VoIP business phone systems and Unified Communications solutions. We design, deliver and support VoIP phone systems, mobile convergence and call center solutions that combine high reliability with integrated IP communications applications.  As one of the first companies to offer VoIP solutions, AltiGen has been deploying systems since 1996. We have more than 10,000 customers worldwide with over 15,000 systems in use. Our telephony solutions are primarily used by medium and enterprise sized businesses, companies with multiple locations, corporate branch offices, and call centers.

AltiGen’s systems are designed with an open architecture, built on industry standard Intel™ based servers, SIP™ compliant phones, and Microsoft Windows™ based IP applications. This adherence to widely used standards allows our solutions to both integrate with and leverage a company's existing technology investment. AltiGen’s award winning, integrated IP applications suite provides customers with a complete business communications solution. Voicemail, Contact Center, Unified Messaging, Automatic Call Distribution, Call Recording, Call Activity Reporting, and Mobility solutions take advantage of the convergence of voice and data communications to achieve superior business results. We believe this enables our customers to implement communication systems solutions that have an increased return on investment versus past technology investments.

We generated net revenue of $16.6 million with a net loss of $1.7 million during fiscal year 2010.  As of September 30, 2010, we had an accumulated deficit of $62.4 million. Net cash used in operating activities was $743,000 in fiscal year 2010.

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

Our cost of revenue consists of component and material costs, direct labor costs, provisions for excess and obsolete inventory, warranty costs and overhead related to the manufacturing of our products. Several factors that have affected and will continue to affect our revenue growth are the state of the economy, the market acceptance of our products, our ability to add new resellers and our ability to design, develop, and release new products. We engage third-party assemblers, which in fiscal year 2010 were All Quality Services in Fremont, California and ISIS Surface Mounting, Inc. in San Jose, California to insert the hardware components into the printed circuit board. We purchase fully-assembled chassis from Advantech Corporation, Internet protocol phones from BCM Communications, Inc., single board computers for our MAX product from AAEON Electronics, Inc. and raw material components from Avnet Electronics. We selected our manufacturing partners with the goals of ensuring a reliable supply of high-quality finished products and lowering per unit product costs as a result of manufacturing economies of scale. We cannot assure you that we will maintain the volumes required to realize these economies of scale or when or if such cost reductions will occur. The failure to obtain such cost reductions could materially adversely affect our gross margins and operating results.

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

CRITICAL ACCOUNTING POLICIES

Revenue Recognition. Revenue from sales of our hardware and software products consists of direct sales to end-users, resellers and distributors. Revenue from sales to end-users and resellers is recognized upon shipment, when risk of loss has passed to the customer, collection of the receivable is reasonably assured, persuasive evidence of an arrangement exists, and the sales price is fixed and determinable. We provide for estimated sales returns and allowances and warranty costs related to such sales at the time of shipment. Net revenue consists of product revenue reduced by estimated sales returns and allowances. The Company’s sales returns were $230,000 and $133,000 for fiscal years ended September 30, 2010 and 2009, respectively. Sales to distributors are made under terms allowing certain rights of return and protection against subsequent price declines on our products held by the distributors. Upon termination of such distribution agreements, any unsold products may be returned by the distributor for a full refund. These agreements may be canceled without cause for convenience following a specified notice period. As a result of these provisions, we defer recognition of distributor revenue until such distributors resell our products to their customers. The amounts deferred as a result of this policy are reflected as “deferred revenue” in the accompanying consolidated balance sheets. The related cost of revenue is also deferred and reported in the consolidated balance sheets as inventory. We do not recognize revenue derived from sales to customers in Asia until both of the following elements are satisfied: customer has taken ownership upon shipment and we have received payment for the purchase. As of September 30, 2010 and 2009, we had approximately $2.4 million and $2.6 million, respectively in short-term deferred revenue, of which $2.0 million and $2.1 million, respectively, comprised of service support revenue, and $408,000 and $501,000, respectively, comprised of deferred channel revenue. Long-term deferred revenue is primarily comprised of revenue generated from our service support programs and is discussed below under the heading “Service Support Programs”.

Service Support Programs. Our Software Assurance Program provides our customers with the latest updates, new releases, and technical support for the applications they are licensed to use. Our Premier Service Plan includes software assurance and extended hardware warranty. These programs have an annual subscription and can range from one to three years. Sales from our service support programs are recorded as deferred revenue and recognized as revenue over the terms of their subscriptions. As described above, short-term service support revenue was approximately $2.0 million and $2.1 million as of September 30, 2010 and 2009, respectively. Long-term deferred revenue was approximately $272,000, as compared to $154,000 as of September 30, 2010 and 2009, respectively. Our service plan offering remains a key part of our business as we continue to add new service customers.

Cash and Cash Equivalent. We consider all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents. Cash and cash equivalents are invested in various investment grade institutional money market accounts, U.S. Agency securities and commercial paper. The Company's investment policy requires investments to be rated single-A or better. As of September 30, 2010 and 2009, the Company had $3.8 million and $7.4 million, respectively in cash and cash equivalents. Of this amount, the Company’s total cash and cash equivalents held in Asia was $1.8 million and $2.4 million as of September 30, 2010 and 2009, respectively. In Asia, cash and cash equivalents are primarily comprised of bank term deposits. Of the total cash and cash equivalents held in Asia, $1.4 million and $2.2 million comprised of term deposits as of September 30, 2010 and 2009, respectively.

Short-Term Investment. The Company’s policy is to invest in highly-rated securities with strong liquidity and requires investments to be rated single-A or better. Short-term investments are comprised of commercial paper. Short-term investments are highly liquid financial instruments with original maturities greater than three months but less than one year and are classified as “available-for-sale” investments. We classify our available-for-sale securities as current assets and report them at their fair value. Further, we recognize unrealized gains and losses related to these securities as an increase or reduction in stockholders’ equity. As of September 30, 2010, the Company had $2.7 million in short-term investments. The Company did not hold any short-term investments at September 30, 2009.

Inventory. Inventory is stated at the lower of cost (first-in, first-out method) or market. Our inventory balance was $1.4 million and $1.3 million as of September 30, 2010 and 2009, respectively. We perform a detailed review of inventory each fiscal quarter, with consideration given to future customer demand for our products, obsolescence from rapidly changing technology, product development plans, and other factors. If future demand or market conditions for our products are less favorable than those projected by management, or if our estimates prove to be inaccurate due to unforeseen technological changes, we may be required to record additional inventory obsolescence provision which would negatively affect gross margins in the period when the write-downs were recorded. In prior periods, we had established a reserve to write off excess inventory that management believed would not be sold. For the fiscal year ended September 30, 2010, we disposed of fully-reserved inventory with a carrying value of zero and an original cost at $33,000. The disposal of such inventory had no material impact on our revenue, gross margins and net loss for the twelve months ended September 30, 2010. During fiscal years 2010 and 2009, we recognized a provision of $3,000 and $17,000, respectively, for excess and obsolete inventories. Inventory allowance was $662,000 and $692,000 as of September 30, 2010 and 2009, respectively.

Warranty Cost.  We accrue for warranty costs based on estimated product return rates and the expected material and labor costs to provide warranty services. If actual products return rates, repair cost or replacement costs differ significantly from our estimates, then our gross margin could be adversely affected. The reserve for product warranties was $119,000 and $122,000 as of September 30, 2010 and September 30, 2009, respectively.

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

Results of Operations

The following table sets forth consolidated statements of operations data for the periods indicated as a percentage of net revenue.

	Fiscal Year Ended September 30,
	2010		2009		2008
Consolidated Statements of Operations Data:

Net revenue:
Hardware	63.4%		70.6%		80.4%
Software	14.4		13.3		13.8
Service support	22.2		16.1		5.8
Total net revenue	100.0		100.0		100.0

Cost of revenue:
Hardware	32.9		37.9		41.4
Software	0.1		0.1		1.2
Service support (1)	—		—		—
Total cost of revenue	33.0		38.0		42.6
Gross profit	67.0		62.0		57.4

Operating expenses:
Research and development	27.5		28.3		22.3
Sales and marketing	31.5		40.5		40.0
General and administrative	18.7		21.0		17.6
Total operating expenses	77.7		89.8		79.9

Loss from operations	(10.7)		(27.8)		(22.5)
Equity in net loss of investee	—		(0.1)		—
Interest and other income, net	0.2		0.7		1.7
Net loss before income taxes	(10.5)		(27.2)		(20.8)
Provision for income taxes	0.2		0.1		—
Net loss	(10.3	) %	(27.1	) %	(20.8	) %

(1) Service support cost represents less than 0.1% of our total cost of revenue.

Fiscal Year Ended September 30, 2010 Compared to Fiscal Year Ended September 30, 2009

Net Revenue

Net revenue consists primarily of revenue from direct sales to end-users, resellers and distributors.

We are organized and operate as two operating segments, the Americas and International.  The Americas segment is comprised of the United States, Canada, Mexico, Central America and the Caribbean.  The International segment is comprised of China, the United Kingdom, Italy and Holland.

The following table sets forth percentages of net revenue by geographic region with respect to such revenue for the periods indicated:

	Fiscal Year Ended September 30,
	2010	2009
Americas	86%	86%
International	14%	14%
Total	100%	100%

Net revenue by customers that individually accounted for more than 10% of our revenue for the twelve months ended September 30, 2010 and 2009, respectively, were as follows:

	Fiscal Year Ended September 30,
	2010	2009
Synnex	36%	30%
Jenne (1)	—	15%
Fiserv (2)	10%	10%
Total	46%	55%

(1)	In September 2009, we terminated our distribution agreement with Jenne. The termination of our relationship with Jenne did not have a material impact on our business for fiscal year 2010.
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

The following table sets forth percentages of net revenue by product type with respect to such revenue for the periods indicated:

	Fiscal Year Ended September 30,
	2010	2009
Hardware	64%	71%
Software	14%	13%
Service Support Plans	22%	16%
Total	100%	100%

Net revenue was $16.6 million in fiscal year 2010 as compared to $17.4 million in fiscal year 2009. Revenue generated in the Americas segment accounted for $14.2 million, or 86% of total net revenue, for fiscal year ended September 30, 2010 as compared to $15.0 million, or 86% of total net revenue, for fiscal year ended September 30, 2009. Revenue generated in the International segment accounted for $2.4 million, or 14% of our total net revenue for both fiscal years ending September 30, 2010 and 2009, respectively. In the Americas segment, during the twelve months ended September 30, 2010 and 2009, we generated approximately $3.8 million and $2.8 million, respectively, in non-system related revenue. Non-system related revenue is primarily comprised of revenue generated from our service support plans. In the Americas segment, the decreased in net revenue excluding non-system related revenue was approximately 12%. This decrease in net revenue in the Americas segment was primarily attributable to lower number of systems shipped over the prior year. Sales in all markets continued to be affected by the global economic recession. We will continue to focus our sales efforts on larger enterprise customers which we believe will result in increased sales of our products.

Cost of Revenue

Our cost of product revenue consists primarily of component and material costs, direct labor costs, provisions for excess and obsolete inventory, warranty costs and overhead related to the manufacturing of our products. The majority of these costs vary with the unit volumes of product sold.

Cost of revenue decreased to $5.5 million in fiscal year 2010 compared to $6.6 million in fiscal year 2009.  This decrease was primarily caused by a shift in our product mix and the impact of lower sales volume over the prior year. Cost of revenue as a percentage of net revenue decreased to 33% for fiscal year ended September 30, 2010 from 38% in fiscal year 2009. This change was primarily attributable to an increase of our non-system related revenue.

Research and Development Expenses

Research and development expenses consist primarily of costs related to personnel and overhead expenses, consultant expenses and other costs associated with the design, development, prototyping and testing of our products and enhancements of our converged telephone system software. Research and development expenses decreased 7% to $4.6 million in fiscal year 2010 from $4.9 million in fiscal year 2009. This decrease in absolute dollars was primarily attributable to reduced personnel-related expenses of approximately $356,000. Research and development expense as a percentage of net revenue for both fiscal years 2010 and 2009 were 28%. The expense decrease in fiscal year 2010 as compared with fiscal year 2009 is attributable to the Company’s ongoing efforts to reduce operating expenses, including our April 2009 salary reduction program described below.

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

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in marketing, sales and customer support functions, as well as trade shows, advertising, and promotional expenses. Sales and marketing expenses decreased 25% to $5.2 million in fiscal year 2010 from $7.0 million in fiscal year 2009. The decrease was primarily driven by $944,000 of reduced personnel-related and overhead expenses, a decrease of $173,000 in service related expenditures, a decrease of $187,000 in travel related expenses, $126,000 decrease in consulting related services and $288,000 decrease in advertising and partner conference expenses. The most significant factor in the expense decrease in fiscal year 2010 compared to prior fiscal year 2009 is attributable to the Company’s ongoing efforts to reduce operating expenses, including our April 2009 salary reduction program described below. Sales and marketing expenses as a percentage of revenue decreased from 40% in fiscal year 2009 to 32% in fiscal year 2010.

We plan to continue investing in our domestic and international marketing activities to help build brand awareness and create sales leads for our channel partners.  Management continues to focus on cost control until business conditions improve. If business conditions deteriorate or the rate of improvement does not meet our expectations, we may implement additional cost-cutting actions.

General and Administrative Expenses

General and administrative expenses consist of salaries and related expenses for executive, finance and administrative personnel, facilities, allowance for doubtful accounts, legal and other general corporate expenses. General and administrative expenses decreased 15% to $3.1 million in 2010 from $3.6 million in 2009. The decrease in absolute dollars in general and administrative was primarily driven by a decrease of $187,000 in personnel-related and overhead expense, a decrease in service related expenditures of $178,000 and a decrease of $198,000 in non-cash stock based compensation expenses. The most significant factor in the expense decrease in fiscal year 2010 compared to prior fiscal year 2009 is attributable to the Company’s ongoing efforts to reduce operating expenses, including our April 2009 salary reduction program described below. General and administrative expenses as a percentage of revenue decreased from 21% in fiscal year 2009 to 19% in fiscal year 2010.

Management continues to focus on cost control until business conditions improve. If business conditions deteriorate or the rate of improvement does not meet our expectations, we may implement additional cost-cutting actions.

Restructuring and Salary Reduction Program

Due to the ongoing economic recession and related decreased product demand, we initiated several measures designed to restructure and lower the costs of our operations. In the third quarter of fiscal 2009, we implemented a reduction-in-workforce of approximately 11 employees, or 14% of our workforce, primarily in sales, manufacturing and engineering. Additionally, in the third quarter of fiscal 2009, we implemented a mandatory salary reduction for all of our employees, including our executive officers. These salary reductions ranged between 5% and 15%, depending on several factors, including, but not limited to, participation in commission plans and the original base salary. The salaries of all of our executive officers were reduced by 15%.

Equity Investment in Common Stock of Private Company

In July 2004, we purchased common stock of a private Korean telecommunications company for approximately $79,000. As a result of this investment, we acquired approximately 23% of the voting power of the company. This gives us the right to nominate and elect one of the three members of the company's current board of directors. We are accounting for this investment using the equity method and record our minority interest of their results in our results of operations. For the fiscal years ended September 30, 2010 and 2009, product sales revenue from this company was approximately $3,000 and $19,000, respectively. Accounts receivable balance from this company was $0 and $22,000 as of September 30, 2010 and 2009, respectively. As of September 30, 2010 and 2009, total equity in net losses of the Korea investee was approximately $4,000 and $9,000, respectively. Our investment in the Korean company had a book value of approximately $3,000 and $7,000 as of September 30, 2010 and 2009, respectively.

Interest Expense and Other Income, Net

Interest expense primarily consists of interest incurred on our capital lease commitments and other income primarily consists of interest earned on cash, cash equivalents and short-term investments. Net interest and other income decreased to $42,000 in fiscal year 2010 from $118,000 in fiscal year 2009. The decrease in interest and other income, net in fiscal year 2010 as compared to fiscal year 2009 was a combination of lower invested balances, reduced cash balances and reduced rates of interest available for cash and investments in financial assets in fiscal year 2010. In the longer term, we may generate less interest income if our total invested balance decreases and these decreases are not offset by rising interest rates or increased cash generated from operations or other sources.

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

Net revenue by customers that individually accounted for more than 10% of our revenue for the twelve months ended September 30, 2009 and 2008, respectively, were as follows:

	Fiscal Year Ended September 30,
	2009	2008
Synnex	30%	34%
Jenne (1)	15%	12%
Fiserv (2)	10%	—
Altisys (3)	—	12%
Total	55%	58%

(1)	In September 2009, we terminated our distribution agreement with Jenne. The termination of our relationship with Jenne did not have a material impact on our business for fiscal year 2010.
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

(3)	During fiscal year 2009, revenue generated from Altisys was less than 10% of our total revenue.

The following table sets forth percentages of net revenue by product type with respect to such revenue for the periods indicated:

	Fiscal Year Ended September 30,
	2009	2008
Hardware	71%	86%
Software	13%	14%
Service Support Plans (1)	16%	—
Total	100%	100%

(1)  In fiscal year 2008, revenue generated from these service support plans accounted for less than 1% of our total revenue.

Net revenue was $17.4 million in fiscal year 2009 as compared to $18.9 million in fiscal year 2008. Revenue generated in the Americas segment accounted for $15.0 million, or 86% of total net revenue, for fiscal year ended September 30, 2009 as compared to $16.5 million, or 87% of total net revenue, for fiscal year ended September 30, 2008. Revenue generated in the International segment accounted for $2.4 million, or 14% of our total net revenue, as compared to $2.4 million, or 13% of our total net revenue, for fiscal year ending September 30, 2009 and 2008, respectively. In the Americas segment, in fiscal year 2009, we generated $2.8 million in non-system related revenue, which is primarily revenue generated from our service support plans, as compared to $1.0 million in fiscal year 2008. The change in net revenue excluding non-system related revenue was a decrease of approximately 23%. This decrease in the Americas segment was primarily the result of changes in unit sales volume of existing products. The number of systems shipped in fiscal year 2009 was approximately 28% lower than the previous year. However, the average revenue per system was higher by approximately 7% because our smaller systems, with lower profit margins, decreased while sales of our larger systems, with higher profit margins, increased. The decrease in net revenue for the Americas is primarily due to reduced incoming orders because of the global economic downturn.

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

Equity Investment in Common Stock of Private Company

In July 2004, we purchased common stock of a private Korean telecommunications company for approximately $79,000. As a result of this investment, we acquired approximately 23% of the voting power of the company. This gives us the right to nominate and elect one of the three members of the company's current board of directors. We are accounting for this investment using the equity method and record our minority interest of their results in our results of operations. For the fiscal years ended September 30, 2009 and 2008, product sales revenue from this company was approximately $19,000 and $49,000, respectively. Our accounts receivable from this company increased to $22,000 as of September 30, 2009 from $18,000 as of September 30, 2008. As of September 30, 2009 and 2008, total equity in net losses of the Korea investee was approximately $9,000 and $3,000, respectively. Our investment in the Korean company had a book value of approximately $7,000 and $16,000 as of September 30, 2009 and 2008, respectively.

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

Liquidity and Capital Resources

Cash, cash equivalents and short-term investments as of September 30, 2010 were $6.5 million, a decrease of approximately $873,000 compared to the balance of $7.4 million as of September 30, 2009. These balances were comprised of the following:

	2010	2009	2008
	(In thousands)
Cash and cash equivalents	$3,776	$7,397	$9,467
Short-term investments	2,748	—	400
Total cash, cash equivalents and short-term investments	$6,524	$7,397	$9,867

The following table shows the major components of our consolidated statements of cash flows for the last three fiscal years:

	Fiscal Year Ended September 30,
	2010	2009	2008
	(In thousands)
Cash and cash equivalents, beginning of period	$7,397	$9,467	$6,111
Cash (used in) provided by operating activities	(743)	(2,196)	77
Cash (used in) provided by investing activities	(3,034)	(139)	3,300
Cash (used in) provided by financing activities	93	103	(21)
Effect of exchange rate changes on cash and cash equivalents	63	162	—
Cash and equivalents, end of period	$3,776	$7,397	$9,467

In fiscal year 2010, our net cash used in operating activities was $743,000, as compared to net cash used in operating activities of $2.2 million during the same period in fiscal 2009. This was primarily attributable to our net loss of $1.7 million for fiscal year 2010, a decrease of $527,000 in accounts receivable, an increase of $119,000 in net inventories and an increase of $217,000 in prepaid and other current assets. The cash impact of the loss for the twelve months ended September 30, 2010 was partially offset by a non-cash expense of $602,000 in stock-based compensation and $188,000 in depreciation and amortization costs. The decrease in accounts receivable was primarily due to lower shipments during fiscal year 2010 and good collections during the fourth quarter of fiscal year 2010. Accounts receivable are generally collected within 30 days of the agreed terms.

Net accounts receivable decreased 34% from $1.5 million at September 30, 2009 to $1.0 million at September 30, 2010. Accounts receivable number of days’ sales outstanding (DSO) decreased from 29 days as of September 30, 2009 to 24 days as of September 30, 2010. The net accounts receivable and DSO decrease was primarily due to lower revenue during fiscal year 2010 and good collection activity during the fourth quarter of fiscal year 2010.

Net inventories increased 9% from $1.3 million at September 30, 2009 to $1.4 million at September 20, 2010. The increase in net inventories during this period was the result of routine period to period fluctuations. Our annualized inventory turn rate, which represents the number of times inventory is replenished during the year, decreased from 5.5 turns as of September 30, 2009 to 3.6 turns as of September 30, 2010. While the amount of inventory we carry fluctuates each period based on the timing of large inventory purchases from overseas suppliers, the Company is working to reduce inventory levels modestly while still meeting customer needs. Inventory management will continue to be an area of focus as we balance the need to maintain strategic inventory levels to help ensure competitive lead times with the risk of inventory obsolescence due to rapidly changing technology and customer requirements.

We ended fiscal year 2010 with a cash conversion cycle of 21 days, as compared to 55 days during fiscal year 2009. The cash conversion cycle is the duration between purchase of inventories and services and the collection of the cash from the sale of our products and services and is a metric on which we have focused as we continue to try to efficiently manage our assets. The cash conversion cycle results from the calculation of (a) the days of sales outstanding added to (b) the days of supply in inventories and reduced by (c) the days of payable outstanding.  The decrease in our cash conversion cycle was primarily due to quicker collections during the fourth quarter of fiscal 2010.

Net cash used in investing activities was $3.0 million in fiscal year 2010, as compared to net cash used in investing activities of 139,000 in fiscal year 2009. This was directly related to proceeds from maturities of short-term investments of approximately $2.2 million and purchases of short-term investments of approximately $5.0 million in fiscal year 2010 as compared to proceeds from maturities of short-term investments of approximately $5.8 million and purchases of short-term investments of approximately $5.4 million during fiscal 2009. The maturities of the Company’s short term investments are staggered throughout the year so that cash requirements are met. During fiscal year 2010, the Company spent approximately $300,000 on purchases of property and equipment compared to $328,000 in fiscal year 2009.

Net cash provided by financing activities was approximately $93,000, as compared to net cash provided by financing activities of $103,000 during fiscal 2009. During fiscal 2010, proceeds from issuance of common stock under employee stock plans represented approximately $93,000, as compared to $122,000 in fiscal 2009.

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

We did not have any material commitments for capital expenditures as of September 30, 2010. We had total outstanding commitments on noncancelable operating leases of $2.1 million as of September 30, 2010. Lease terms on our existing facility operating leases generally range from three to nine years. We believe that we have sufficient cash reserves to allow us to continue our current operations for more than a year.

Contractual Obligations

The Company leases certain facilities under various operating lease agreements expiring on various dates through December 2014. The following table presents certain commitments that will require the use of cash in future periods under contractual obligations with minimum firm commitments as of September 30, 2010:

	Payments Due by Period
Contractual Obligations	Total	Payments Due in Less Than 1 Year	Payments Due in 1 - 3 Years	Payments Due in 4 - 5 Years	Payments Due in More Than 5 Years
	(In thousands)
Operating leases obligation(1)	$2,148	$520	$1,606	$22	$—
(1)  Refer to discussion of “Commitments and Contingencies,” Note to Consolidated Financial Statements.

Recently Issued Accounting Pronouncements

For additional information regarding recently issued accounting pronouncements, see Note 2 to our Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Disclosures

At September 30, 2010, our investment portfolio consisted of investment-grade fixed income securities, excluding those classified as cash and cash equivalents, with fair value of $2.7 million. These securities are subject to interest rate risk and will decline in value if market interest rates increase. Our interest income and expense is most sensitive to fluctuations in the general level of U.S. interest rates. As such, changes in U.S. interest rates affect the interest earned on our cash, cash equivalents and short-term investments, and the fair value of those investments. Due to the short duration and conservative nature of these instruments, we do not believe that we have a material exposure to interest rate risk. For example, if market interest rates were to increase immediately and uniformly by 10% from levels as of September 30, 2010, the decline in the fair value of the portfolio would not have a material effect on our results of operations over the next fiscal year.

Foreign Currency Exchange Risk

We transact a portion of our business in non-U.S. currencies, primarily the Chinese Yuan (Renminbi). We bill a majority of our customers in U.S. dollars.  Although the fluctuation of currency exchange rates may impact our customers, and thus indirectly impact us, we do not attempt to hedge this indirect and speculative risk.  We monitor our foreign currency exposure; however, as of September 30, 2010, we believe our foreign currency exposure is not material enough to warrant foreign currency hedging. In the short term, we do not foresee foreign exchange currency fluctuations to pose a material market risk to us. In future periods over the long term, we anticipate we will be exposed to fluctuations in foreign currency exchange rates on accounts receivable from sales in these foreign currencies and the net monetary assets and liabilities of the related foreign subsidiary located in Shanghai, China. A hypothetical 10% favorable or unfavorable change in foreign currency exchange rates would not have a material impact on our results of operations.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this item are incorporated by reference from Part IV Item 15(a) 1 and 2 hereof.

1.           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

The following Consolidated Financial Statements are filed as part of this report:

2.           INDEX TO FINANCIAL STATEMENT SCHEDULE

The following financial statement schedule is submitted herewith:

Schedule II—Valuation and Qualifying Accounts	79

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.  CONTROL AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we recently implemented additional disclosure controls and procedures and carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e)) as of September 30, 2010.  Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2010.

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

Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

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

Management has conducted, with the involvement of our Chief Executive Officer and Chief Financial Officer, an assessment, including testing of the effectiveness of our internal controls over financial reporting as of September 30, 2010.  Management’s assessment of internal controls over financial reporting was based on the framework in Internal Control over Financial Reporting — Guidance for Smaller Public Companies (2006) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, management concluded that our system of internal controls over financial reporting was effective as of September 30, 2010.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting during the fourth quarter of fiscal 2010 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

We believe that our present internal control program has been effective at a reasonable assurance level to ensure that our financial reporting has not been materially misstated.  Nonetheless, we will continue to review, and where necessary, enhance our internal control design and documentation, ongoing risk assessment, and management review as part of our internal control program.

Item 9B.  OTHER INFORMATION

On February 23, 2010, the Board of Directors of the Company unanimously approved a plan to voluntarily delist the Company’s common stock from the NASDAQ Capital Market and to move its common stock listing to the OTCQX U.S. over-the-counter market. In connection therewith, the Company notified the NASDAQ Capital Market on March 5, 2010 of its intention to delist and filed a Form 25 with the SEC on March 15, 2010, which became effective ten (10) days following its filing.

Following delisting from the NASDAQ Capital Market, the Company’s common stock was quoted on the OTCQX U.S., a centralized electronic quotation service for over-the-counter securities, operated by Pink OTC Markets, Inc. The Company intends to continue to comply with OTCQX alternate reporting standards, including annual audited financial statements beginning in the first quarter of fiscal year 2011. The Company expects that its common stock will continue to trade on OTCQX so long as market makers demonstrate an interest in trading in the common stock and the Company maintains compliance with applicable rules and regulations.

On November 2, 2010, the Company filed a Certification of Notice of Termination of Registration on Form 15 with the Securities and Exchange Commission (SEC) to voluntarily deregister its common stock and suspend its reporting obligations under the Securities Exchange Act of 1934. The Company expects the Certification of Notice of Termination of Registration to take effect within ninety (90) days of the filing with the SEC. Following the filing of this annual report, the Company’s obligations to file certain reports with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, will immediately be suspended. We expect that this annual report will be the last filing made by the Company under the Exchange Act. The Company’s common stock will continue to be quoted on the OTCQX U.S. over-the-counter market, operated by Pink OTC Markets, Inc. after deregistration. We intend to continue to make current financial information available on a regular basis consistent with the applicable rules of Pink OTC Markets, Inc and OTCQX U.S.

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

1.     Directors and Executive Officers:

THE BOARD OF DIRECTORS

Pursuant to our Bylaws, our Board of Directors is divided into three (3) classes. The directors are elected to serve staggered three-year terms, such that the term of one class of directors expires each year. We currently have five (5) directors divided among the three classes as follows: Class I— Tacheng Chester Wang and Alan Howe; Class II—Mike Mon Yen Tsai and Jeremiah J. Fleming; and Class III—Gilbert Hu.

Set forth below is information regarding our incumbent directors.

Name	Age	Term

Class III Director
Gilbert Hu	54	Term expiring in 2011
Class I Directors
Tacheng Chester Wang(1)(2)	63	Term expiring in 2012
Alan B. Howe(1)	49	Term expiring in 2012
Class II Directors
Jeremiah J. Fleming	53	Term expiring in 2013
Mike Mon Yen Tsai(1)(2)(3)	60	Term expiring in 2013

 (1)   Member of the Audit Committee
 (2)   Member of the Compensation Committee
 (3)   Member of the Nominating and Corporate Governance Committee

Gilbert Hu founded AltiGen Communications, Inc. in May 1994. He has served as Chairman of the Board of Directors of the Company since its inception in May 1994. From May 1994 until September 2010, he served as Chief Executive Officer of the Company. Since October 2010, Mr. Hu has served as President of Asia Pacific of AltiGen. Prior to AltiGen, Mr. Hu was founder, President and CEO of Centrum Communications, a pioneer in the remote networking industry, which was acquired by 3Com Corporation in early 1994. Mr. Hu has also served in technical and managerial roles at Vitalink Corporation, Convergent Technologies, and Luxcom. Mr. Hu earned an M.S. in Electrical Engineering from Arizona State University and received a B.S. in Electrical Engineering from National Chiao-Tung University in Taiwan.

Jeremiah J. Fleming is currently Chief Executive Officer, President and Director. Mr. Fleming has been a member of the Board of Directors of AltiGen since July 2007and served as President and Chief Operating Officer from April 2007 to September 2010. From March 1997 to March 2007, Mr. Fleming has served as a member of the executive management team of Interactive Intelligence, Inc. When Interactive Intelligence launched its Vonexus subsidiary in 2004 to focus on Microsoft-based IP communications solutions, Mr. Fleming was appointed President of Vonexus. In that role, he was responsible for corporate strategy, management, business development and overall financial performance. Mr. Fleming originally joined Interactive Intelligence, Inc. as Vice President of Sales in 1997 to drive the inaugural launch of the company’s enterprise communications software. Following Interactive Intelligence’s initial public offering in 1999, Mr. Fleming was promoted to Executive Vice President of Sales for the Americas, Europe, Middle East and Africa. Previously, he spent five years at Software Artistry Inc. in various management positions, including Vice President, Domestic Sales from January 1995 to February 1997. Mr. Fleming holds a B.A. and an M.B.A. from the University of Missouri.

Tacheng Chester Wang has served as a member of the Board of Directors of AltiGen since October 2003. In April 2000, Mr. Wang co-founded Acorn Campus, LLC, a $100 million incubator/venture fund, where he currently serves as a general partner. Mr. Wang is also a founding member of Acorn Angels, an investor development support conglomerate. From April 1984 to April 2000, Mr. Wang served as the Chairman of Pacific Rim Financial Corp., a real estate development company. Mr. Wang received a B.S. in Physics from Tsinghua University in Taiwan and a Ph.D. in Physics from the University of Oregon.

Mike Mon Yen Tsai has been a member of the Board of Directors of AltiGen since July 2004. Since September 2005, Mr. Tsai has served as the Chairman and CEO of UpperVision, Inc., a pioneer in enterprise security policy management. Since August 1995, Mr. Tsai has also served as the Chairman of Salutron, Inc., a consumer electronics company. From February 2004 to July 2004, Mr. Tsai served as the General Manager and Executive Vice President of Verisity, Ltd, an electronics design automation company.  From January 1997 to February 2004, Mr. Tsai served as the President and Chief Executive Officer of Axis Systems, Inc., an electronics design automation company. Mr. Tsai is also an active investor in emerging growth companies. Mr. Tsai received a Ph.D. from University of Illinois at Urbana-Champaign in Electrical Engineering in 1978.

Alan B. Howe has been a member of the Board of Directors of AltiGen since April 2009. Mr. Howe is currently Managing Partner of Broadband Initiatives, LLC and oversees the firm’s operations. Mr. Howe also serves as Managing Director at B. Riley & Co., LLC, in their Corporate Governance Advisory Services Group in Los Angeles. Mr. Howe is also a member of the board of directors of Ditech Networks (Nasdaq:  DITC), Co-Chairman of Selectica, Inc. (Nasdaq:  SLTC) and Chairman of Proxim Wireless (OTCQX: PRXM). In addition, Mr. Howe serves on a number of private boards. From the period beginning May of 2005 to October of 2008, Mr. Howe also served as Vice President of Strategic Development for Covad Communications Group, Inc., a nationwide provider of integrated voice and data communications. From April 1995 to April 2001, Mr. Howe served as the Vice President of Finance and Corporate Development and Chief Financial Officer of Teletrac, Inc. Previously, Mr. Howe worked in several positions with Sprint Corporation, including Director of Corporate Development, and as Assistant Vice President for Manufacturers Hanover Trust (now JP Morgan). Mr. Howe holds a B.S. in Business Administration and Marketing from the University of Illinois, and an MBA in Finance from Indiana University’s Kelley Graduate School of Business.

2.     Committees of the Board of Directors

The Audit Committee currently consists of Messrs. Wang, Tsai and Howe. The Board has determined that each member of the Audit Committee is an "independent director" as defined in Rule 5605 of the Nasdaq Marketplace Rules, as may be modified or supplemented to date. Furthermore, the Board has determined that at least one member of the Audit Committee, Mr. Wang, serves as our audit committee financial expert. The Audit Committee held four meetings during the last fiscal year. The Audit Committee is responsible for retaining our independent auditors, pre-approving all audit and non-audit services provided by AltiGen’s auditors, reviewing and discussing with management the results and scope of audit and other services provided by the independent auditors and reviewing the accounting principles and auditing practices and procedures to be used in our financial statements. The Board of Directors adopted an amended and restated charter for the Audit Committee in July 2004.

The Compensation Committee currently consists of Messrs. Wang and Tsai. Messrs. Wang and Tsai are each considered to be "independent directors" as defined in Rule 5605 of the Nasdaq Marketplace Rules, as may be modified or supplemented to date. The Compensation Committee met four times in the last fiscal year. The Compensation Committee reviews and makes recommendations to the Board of Directors regarding the compensation of executive officers and other managerial employees. The Compensation Committee also reviews and approves option grants.

The Nominating Committee currently consists of Mr. Tsai.  The Board has determined that Mr. Tsai is considered to be an "independent director" as defined in Rule 5605 of the Nasdaq Marketplace Rules, as may be modified or supplemented to date.  The Nominating Committee was formed in July 2004. Prior to such time, the Company did not have a Nominating Committee. The Nominating Committee assists the Board in identifying qualified individuals to become directors, monitors the process to assess Board effectiveness and helps develop and implement the Company’s corporate governance guidelines. The Nominating Committee also considers nominees proposed by stockholders.

3.     Code of Business Conduct and Ethics

Our Board of Directors adopted a Code of Conduct for all directors, officers and employees on July 26, 2004. Our Code of Conduct is posted on our website at http://www.altigen.com/company_investors-conduct.html. We intend to disclose any amendment to, or waivers of, the provisions of our Code of Conduct that apply specifically to our Chief Executive Officer, Chief Financial Officer, Controller or persons performing similar functions by posting such information on our website. A copy of this Code of Conduct can be obtained free of charge through our investor relations department.

4.    Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, generally requires the Company's directors, executive officers and persons who own more than 10% of a registered class of the Company's equity securities (“10% owners”) to file with the Securities and Exchange Commission (“SEC”) initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company.  Directors, executive officers and 10% owners are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports that they file.  To the Company's knowledge, based solely on review of copies of such reports furnished to us and verbal representations that no other reports were required to be filed during the fiscal year ended September 30, 2010, all Section 16(a) filing requirements applicable to our directors, executive officers and 10% owners were met.

5.    Independent Registered Public Accounting Firm and Audit Committee Financial Experts

Established in June 1999, the Audit Committee makes recommendations to the Board of Directors regarding the selection of the independent registered public accounting firm, pre-approves all audit and non-audit services provided by AltiGen’s independent public accountants, reviews and discusses with management the results and scope of audit and other services provided by the independent registered public accounting firm and reviews the accounting principles and auditing practices and procedures to be used in AltiGen's financial statements. Each member of the Audit Committee is an “independent director” as defined in Rule 5605 of the National Association of Securities Dealers' listing standards. Tacheng Chester Wang serves as our audit committee financial expert.

Item 11.  EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Overview

The Compensation Committee acts on behalf of the board of directors and, by extension, the stockholders of the Company to establish, implement and continually monitor adherence with the Company’s compensation philosophy. The Compensation Committee ensures that the total compensation paid to the Company’s executive officers is competitive and consistent with the Company’s compensation philosophy and the Compensation Committee’s charter, a copy of which may be obtained on the Company’s website at www.altigen.com. The Compensation Committee generally relies upon management, but may also consider outside compensation consultants to provide information and recommendations to establish specific compensation packages for executives.

Philosophy and Objectives

AltiGen’s executive compensation policies are designed to attract and retain qualified executives who will contribute to its long-term success, to reward executives for achieving AltiGen’s financial goals, and to align executive compensation and stockholder interests through equity-based plans. The Compensation Committee believes that strong financial performance, on a sustained basis, is the most certain avenue through which AltiGen can positively affect long-term stockholder return. Furthermore, the Compensation Committee believes that, in order to attract and retain the most qualified executives in the industry, AltiGen’s compensation policies must be competitive with other companies of comparable size and in similar industries and must reinforce strategic performance objectives through the use of incentive compensation programs. In order to provide incentives to executive officers, a portion of their annual compensation is paid as a bonus. The amount of the bonus for each person is determined on the basis of several indicators of corporate performance as outlined below.

Role of Executive Officers in Compensation Decisions

The Compensation Committee makes all compensation decisions for the named executive officers and approves recommendations regarding equity awards to all employees.

The Chief Executive Officer annually reviews the performance of each other executive officer and makes recommendations to the Compensation Committee regarding salary adjustments, annual bonus targets and amounts and annual stock option grants. The Compensation Committee reviews the performance of the Chief Executive Officer. The Compensation Committee decisions are based in part, on these annual performance reviews, including with respect to salary adjustments, annual bonus amounts and annual stock option grants. The Compensation Committee can exercise its discretion to modify any recommendations of the Chief Executive Officer.

Setting Executive Compensation

Based on the foregoing goals, the Compensation Committee has structured the Company’s overall executive compensation in order to make the Company competitive from a compensation standpoint when compared to its peers and to reward strong performance.  In order to aid the Compensation Committee in obtaining its objectives, the Compensation Committee relies upon management and may engage an outside compensation consulting firm to provide it with information and recommendations with respect to compensation matters. The Compensation Committee also considers the Company’s overall performance as well as the individual performance of its executive officers when determining cash bonuses and salary adjustments.

In making compensation decisions, the Compensation Committee gathers and analyzes data and suggestions, including data on the compensation peer group of publicly-traded and privately-held technology companies. This peer group consists of companies against which the Compensation Committee believes the Company must compete for talent and for stockholder investment.

While AltiGen typically competes with many larger companies for executive talent, the Compensation Committee maintains total compensation at levels appropriate for a company of its size. The Compensation Committee believes that the potential for increase in the value of the equity underlying the Company’s stock option grants creates a powerful incentive for its employees when compared to the awards issued by larger companies.

2010 Executive Compensation Components

For the fiscal year ended September 30, 2010, the principal components of compensation for named executive officers were:

•	Base salary;

•	Cash bonus;

•	Stock option grants;

•	Retirement and other benefits; and

•	Perquisites and other benefits.

 Base Salary

The Compensation Committee reviews each executive officer’s base salary annually.  The Compensation Committee believes that executive salaries must be sufficiently competitive to attract and retain key executives.  Base pay and annual increases are determined (A) primarily through an analysis of each individual’s salary and total target compensation relative to salaries for similar positions within AltiGen and peer companies and (B) to a lesser extent, through a subjective analysis of each individual’s contributions to AltiGen’s success.

Salary levels are typically considered annually as part of AltiGen’s performance review process.  Stock price performance has not been a factor in determining annual base salary compensation because the price of the Company's common stock is subject to a variety of factors outside our control.

Cash Bonus

AltiGen’s executive bonus plan provides for incentive compensation to some but not all of its executive officers and other key employees and will be determined by a percentage of AltiGen’s revenue or accounts receivable collected.  Individual performance is measured based on goals related to each person's function within the organization.  Bonuses generally are awarded to executives if AltiGen meets or exceeds prescribed revenue objectives.  If AltiGen fails to meet these objectives, awards may be significantly reduced or even eliminated if minimum thresholds are not achieved. Conversely, if AltiGen overachieves these objectives, awards may be significantly increased above target thresholds.  In the fiscal year ended September 30, 2010, the Compensation Committee established a total 2010 target incentive bonus amount (“Target Bonus”) for three of AltiGen’s executive officers (including the CEO). The Target Bonus ranged from 0.44% to 0.87% of annual target revenue. The Compensation Committee used AltiGen’s historical data to determine target bonuses and award actual bonuses. Bonus pay ranges from monthly to quarterly. Bonus targets are established at the beginning of the year.

Long-Term Incentive Compensation—Stock Option Grants

AltiGen’s option plans provide for long-term incentive compensation for employees of AltiGen, including executive officers. Grants under our equity compensation programs enable the Company to:

•	Enhance the link between the creation of stockholder value and long-term executive incentive compensation;

•	Provide an opportunity for increased equity ownership by executives; and

•	Maintain competitive levels of total compensation, thereby helping AltiGen to attract and retain valuable executives.

AltiGen currently grants equity awards to executive officers in the form of stock options. The Compensation Committee continues to choose stock options as AltiGen’s equity compensation vehicle because stock options provide high incentives to build stockholder value. Stock options have value only if the fair market value of AltiGen’s common stock increases, thereby aligning the interests of executive officers and stockholders and providing incentives to maximize stockholder value. Further, stock options granted to executive officers generally vest over four years. This vesting schedule not only encourages the executive officers to remain with AltiGen over that period of time, but also encourages the executive officers to build value that can be sustained over time.

Stock option awards are granted at the Compensation Committees’ meetings throughout the year and are determined by the Compensation Committee in its sole discretion.  Continuing executive officers generally receive annual stock option grants at the meeting in the second quarter of the year; however, when appropriate throughout the year, the Compensation Committee grants new hire options, promotion options and, if it feels it is appropriate, additional supplemental option grants.  In November of 2009, the Compensation Committee granted common stock to certain of its employees as a bonus in order to retain its valued employees in light of the Company-wide salary reduction in April of 2009. During fiscal year 2010, Messrs. Wang and Tsai served on the Compensation Committee, which held 4 meetings over the course of the year. The Compensation Committee considers recommendations by management with respect to grants to newly hired or promoted executives at the first meeting following such employee’s hire or promotion, as the case may be. The Compensation Committee may make grants at other times in connection with employee retention or otherwise.

Stock options are awarded at an exercise price equal to the closing price of AltiGen’s common stock on the date of the grant. The Compensation Committee has never granted options with an exercise price that is less than the closing price of AltiGen’s common stock on the grant date. AltiGen has no program or practice to time option grants in connection with the release of material non-public information.

Options generally vest over multiple years, which provides incentives for the executive officers to remain with AltiGen. The number of options the Compensation Committee grants to each officer and each option’s vesting schedule are determined based on a variety of factors, including (1) the executive’s position at AltiGen, (2) his or her individual performance as assessed by the Chief Executive Officer in his annual review and by the Compensation Committee with respect to the Chief Executive Officer's performance, and (3) other factors, including independent equity compensation survey data.

Vesting ceases upon termination of employment, and the vested stock options may generally be exercised for three months following the date of termination.  Prior to the exercise of an option, the holder has no rights as a stockholder with respect to the shares subject to such option, including voting rights and the right to receive dividends or dividend equivalents. At this time, AltiGen has not adopted stock ownership guidelines with respect to the executive officers or otherwise. AltiGen has an insider trading policy that prohibits, among other things, short sales, hedging of stock ownership positions, and transactions involving derivative securities relating to AltiGen’s common stock.

Retirement and Other Benefits

All employees in the United States, including our executive officers, are eligible to participate in the our 401(k) plan, medical and dental insurance, employee stock purchase plan, as well as our life and disability insurance policy. The 401(k) plan and other generally available benefit programs allow AltiGen to remain competitive for employee talent, and we believe that the availability of such benefit programs enhances employee loyalty and productivity. The benefit programs are primarily intended to provide all eligible employees with competitive and quality healthcare and financial protection for retirement. These benefit programs typically do not factor into decisions regarding executive compensation packages.

Profit Sharing Plan

AltiGen also maintains a profit-sharing plan.  The employee profit-sharing plan has been established to share with each employee, including executive officers, the rewards of a profitable company. The profit sharing pool will consist of approximately ten percent (10%) of our quarterly profit from operations before taxes.

Perquisites and Other Personal Benefits

AltiGen does not provide perquisites and other personal benefits.

Compensation of the Chief Executive Officer

The Compensation Committee determines the CEO’s compensation following criteria similar to those used to determine the compensation for our other executive officers.  Our CEO is the person most responsible for AltiGen’s overall performance and as such a greater portion of his potential compensation is tied to the financial performance of AltiGen.

Severance and Change of Control Protection

We believe that severance protections can play a valuable role in retaining and attracting executive officers.  For this reason, in March 2009, we entered into employment agreements with Gilbert Hu, Chairman of the Board of Directors and President of Asia Pacific, and Philip McDermott, our Chief Financial Officer and in December 2007, we had entered into an employment agreement with Jeremiah J. Fleming, our Chief Executive Officer and President. Through these agreements, AltiGen provides severance compensation in the form of severance pay, continued payment of health care premiums and acceleration of outstanding equity awards if the executive’s employment is terminated under certain conditions, including a termination without cause or for good reason.  The Compensation Committee believes these arrangements are necessary to ensure that these three senior executives are focused on AltiGen’s goals and objectives as well as the best interests of stockholders rather than potential personal economic exposure under these particular circumstances.

In addition, the agreements provide some benefits in connection with a change of control, including that each of the executive’s stock options will vest immediately upon a change of control and that if any “golden parachute” excise taxes are triggered in connection with the change of control, AltiGen will “gross-up” the executives for this tax liability, so that the executive retains the same amount of value as if the excise tax had not been applied. We recognize that it is possible that AltiGen may be involved in a transaction involving a change of control, and that this possibility could result in the departure or distraction of our executives to the detriment of our business.  We also recognize that the occurrence, or potential occurrence, of a change of control transaction will create uncertainty regarding the continued employment of our executive officers.  To allow our executives to focus solely on making decisions that are in the best interests of our stockholders in the event of a possible, threatened, or pending change of control, and to encourage them to remain with AltiGen despite the possibility that the change of control might affect them adversely, we have provided these three executives with protection from change of control-related excise taxes and with option acceleration, which also provides these executives with an incentive to maximize the value of our common stock upon a change of control for the benefit of all stockholders.

Accounting and Tax Implications

Deductibility of Executive Compensation

Section 162(m) of the Internal Revenue Code imposes limitations on the deductibility for federal income tax purposes of compensation in excess of $1 million paid to certain executive officers in a taxable year. Compensation in excess of $1 million may only be deducted if it is “performance-based compensation” within the meaning of the Code.  For fiscal year 2010, AltiGen’s stock options and bonuses did not qualify as performance-based compensation and therefore counted toward the $1 million limit.  For fiscal year 2010, the compensation paid to the executive officers did not exceed $1 million and therefore was fully deductible to AltiGen.

The Compensation Committee currently intends to continue to consider the advisability of qualifying its executive compensation as performance-based compensation for purposes of Code Section 162(m) deductibility. To the extent we determine it is in the best interests of AltiGen, we may in the future seek to qualify certain compensation paid to the executive officers as performance-based compensation.  Currently, the Compensation Committee believes that the total compensation paid by AltiGen will not affect the tax deductions available to it with respect to the compensation of any of its executive officers.

Accounting for Stock-Based Compensation

Beginning on October 1, 2005, the Company began accounting for stock-based payments in accordance with the requirements of SFAS 123(R).

Compensation of Executive Officers

The following table summarizes the compensation paid during the years ended September 30, 2010 and 2009 to the Company's Principal Executive Officer and the Company’s two highly compensated executive officers other than the Principal Executive Officer, all of whom are collectively referred to as the “Named Officers.”

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)(3)	Total ($)

Gilbert Hu	2010	177,508	115,093	35,760	—	4,892	333,253
Chairman of the Board and President of Asia Pacific	2009	188,754	114,609	50,954	—	5,400	359,717
Jeremiah J. Fleming	2010	170,000	148,929	80,121	—	6,522	405,572
Chief Executive Officer, President and Director	2009	185,000	155,527	120,766	—	7,200	468,493
Philip M. McDermott	2010	170,000	77,909	37,687	—	6,522	292,118
Chief Financial Officer	2009	185,000	77,581	46,907	—	7,200	316,688

(1)
The amounts shown in this column represent the share-based compensation expense the Company recognized, in our Consolidated Statement of Operations for fiscal years 2010 and 2009, in conformity with SFAS 123(R). The amounts shown here do not represent actual payments received by the Named Officer. Instead, the amounts shown are the aggregate expense recognized for financial statement reporting purposes in 2010, as determined pursuant to SFAS 123R.

(2)
Non-Equity Incentive Plan Compensation includes profit sharing paid to the above Named Officers. The employee profit sharing plan has been established to share with each employee the rewards of a profitable company. The profit sharing pool will consist of approximately ten percent (10%) of AltiGen’s quarterly profit from operations before taxes.

(3)
All other compensation includes issuance of common stock as a bonus.  The awards granted to the Named Officers in fiscal year 2010 fully vested on date of grant. Additionally, the recipient did not pay a purchase or exercise price. We recorded stock-based compensation cost for these stock award bonuses based on the closing fair market value of the Company’s common stock on the date of grant.

Stock Options Granted in the Fiscal Year Ended September 30, 2010

The following table summarized the fiscal 2010 stock options granted to the Named Officers and directors.

Name	Grant Date	Number of Shares of Stock Awards Granted (#) (1)	Number of Securities Underlying Options Granted (#) (2)		Exercise of Base Price of Option Awards ($/Share)	Grant Date Fair Value of Option Awards ($) (4)
Gilbert Hu	08/31/2010		100,000	(2)	0.74	57,319
	11/17/2009	5,436				4,892
Jeremiah J. Fleming	08/31/2010		100,000	(2)	0.74	57,319
	11/17/2009	7,247				6,522
Philip McDermott	08/31/2010		100,000	(2)	0.74	57,319
	11/17/2009	7,247				6,522
Tacheng Chester Wang	08/31/2010	—	20,000	(3)	0.74	6,322
Mike Mon Yen Tsai	08/31/2010	—	20,000	(3)	0.74	6,322
Alan B. Howe	08/31/2010	—	20,000	(3)	0.74	6,322

(1)
On November 17, 2009, the Compensation Committee granted common stock to certain of its employees as a bonus in order to retain its valued employees in light of the Company-wide reduction in April of 2009.  In connection therewith, each of Messrs. Hu, Fleming and McDermott received stock award shares as a bonus.

(2)
Each of these options was granted pursuant to the Company's 2009 Stock Option Plan. All such options vest over a four-year period, subject to continued employment with the Company. The exercise price of each option set forth above was the closing price of our stock on the OTCQX market on the grant date.

(3)
Each of these options was granted pursuant to the Company's 2009 Stock Option Plan. All such options vest over twelve months period and the option provided for 100% acceleration upon change of control. The exercise price of each option set forth above was the closing price of our stock on the OTCQX market on the grant date.

(4)
The value of option awards is based on the fair value as of the grant date of such award determined pursuant to FAS 123R.  The exercise price for all options granted to the Named Executive Officers is 100% of the fair market value of the shares on the grant date. The option exercise price has not been deducted from the amounts indicated above. Regardless of whatever value is placed on a stock option on the grant date, the actual value of the option will depend on the market value of AltiGen’s common stock at such date in the future when the option is exercised. The proceeds to be paid to the individual following this exercise do not include the option exercise price.

Outstanding Equity Awards at September 30, 2010

The following table summarizes the value of options held at September 30, 2010 by our Named Officers.  The value of unexercised in-the-money options at September 30, 2010 figures are based on the difference between $0.75, which is the closing price of our common stock as quoted on the OTCQX market as of the close of business on September 30, 2010, and each option’s per-share exercise price, multiplied by the number of shares issued upon exercise of the option.

	Option Awards
			Number of Securities Underlying Unexercised Options (#)
Name	Option Grant Date		Exercisable	Unexercisable	Option Exercise Price ($)	Option Expiration Date
Gilbert Hu	11/11/2002	(1)	80,000	—	0.60	11/11/2012
	08/31/2010	(2)	2,083	97,917	0.74	08/31/2020
Jeremiah J. Fleming	08/31/2010	(2)	2,083	97,917	0.74	08/31/2020
Philip McDermott	11/11/2002	(1)	46,000	—	0.60	11/11/2012
	08/31/2010	(2)	2,083	97,917	0.74	08/31/2020

(1)
Each of these options was granted pursuant to the Company’s 1999 Stock Option Plan. All such options vest over a four-year period, subject to continued employment with the Company in accordance with the following vesting schedule: 25% of the shares subject to the option shall vest twelve (12) months after the grant date and 1/48th of the shares subject to the option shall vest each month thereafter.  The exercise price of each option set forth above was the closing price of our stock on NASDAQ Capital Market on the grant date.

(2)
Each of these options was granted pursuant to the Company’s 2009 Stock Option Plan. All such options vest over a four-year period, subject to continued employment with the Company in accordance with the following vesting schedule: option shall vest monthly in equal installments. The exercise price of each option set forth above was the closing price of our stock on OTCQX market on the grant date.

Option Exercises and Value Realized on Exercise

During fiscal year ended September 30, 2010, our Named Officers did not exercise any of their vested options.

Director Compensation

The table below summarizes the cash, equity awards and stock awards earned by or paid or awarded to each of our directors during the fiscal year ended September 30, 2010.

Name	Fees Earned or Paid in Cash ($)	Value of Outstanding Option wards ($) (1)	Value of Stock Awards ($)(2)	Total ($)
Gilbert Hu	4,000	35,760	4,892	44,652
Jeremiah J. Fleming	4,000	80,121	6,522	90,643
Tacheng Chester Wang	12,625	4,890	—	17,515
Mike Mon Yen Tsai	12,625	4,890	—	17,515
Alan B. Howe	12,625	7,347	—	19,972

(1)
These dollar amounts reflect the compensation expenses recognized by our company in fiscal year 2010 for financial statement reporting purposes in accordance with Statement of Financial Accounting Standard No. 123, Share-Based Compensation (“FAS 123R”). These amounts do not represent payments actually received by the directors.

(2)
On November 17, 2009, the Compensation Committee granted common stock to certain of its employees as a bonus in order to retain its valued employees in light of the Company-wide reduction in April of 2009. In connection therewith, each of Messrs. Hu and Fleming received stock awards as bonuses.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of shares of our common stock as of November 30, 2010.  The table shows ownership by:

•	each person or entity known to us to beneficially own five percent (5%) or more of the shares of our outstanding stock;

•	each of our directors;

•	each of our Named Officers;

•	each nominee for director, if such person is not currently a director or executive officer; and

•	all of our directors, executive officers and director nominees as a group.

This information is based on information received from or on behalf of the named individuals.  The column entitled “Options” consists of shares of common stock subject to options exercisable or currently exercisable within 60 days of November 30, 2010, which are deemed to be outstanding for the purpose of computing the percentage ownership of the person holding the options.  As of November 30, 2010, AltiGen had 16,494,758 shares outstanding.

Unless otherwise indicated, the principal address of each of the stockholders below is: c/o AltiGen Communications, Inc., 410 East Plumeria Drive, San Jose, California 95134.  Except as otherwise indicated in the footnotes to this table, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of our common stock beneficially owned by them.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Options	Percentage of Shares Beneficially Owned
5% Stockholders:
Lloyd I. Miller, III (1) 4650 Gordon Drive Naples, FL 34102	2,043,461	—	12.4%
Eric D. Wanger (2) 401 N. Michigan Avenue, Suite 1301 Chicago, IL 60611	1,618,617	—	9.8%
Norman H. Pessin (3) 366 Madison Avenue, 14th Floor New York, NY 10017	1,202,720	—	7..3%
Directors and Executive Officers:
Gilbert Hu (4)	865,103	405,971	7.5%
Jeremiah J. Fleming	615,815	242,970	5.1%
Philip McDermott	46,940	264,816	1.9%
Mike Mon Yen Tsai	—	55,834	*
Tacheng Chester Wang	—	55,834	*
Alan B. Howe	—	7,500	*
All directors and executive officers as a group (6 persons)	1,527,858	1,032,925	14.5%

*	Less than 1%.
(1)
According to a Form 4 filed with the SEC on September 8, 2010 by Lloyd I. Miller, III, Mr. Miller has sole voting and dispositive power with respect to 1,454,975 reported shares as a manager of a limited liability company that is the general partner of a certain limited partnership and shared voting and dispositive power with respect to 588,486 reported shares as an investment advisor to the trustee of certain family trusts.

(2)
According to a Schedule 13D/A filed with the SEC on October 20, 2009, 1,618,617 shares are held of record by Wanger Long Term Opportunity II, LP (“WLTOF”). Each of WLTOF, Wanger Investment Management, Inc. ("WIM") as an investment portfolio manager for WLTOF, WLTOF GP LLC ("GP") as general partner of WLTOF, and Mr. Wanger as President of WIM and managing member of GP, has shared voting and dispositive power with respect to the shares held by WLTOF.  WIM disclaims beneficial ownership of the shares held by WLTOF.  GP and Mr. Wanger disclaim beneficial ownership of the shares held by WLTOF except to the extent of any beneficial interest in WLTOF.

(3)
According to a Schedule 13D/A filed with the SEC on October 18, 2010 by Norman H. Pessin and Sandra F. Pessin. Mr. Pessin has sole voting and dispositive power with respect to 1,022,484 shares of common stock and Sandra F. Pessin has sole voting and dispositive power with respect to 180,236 shares.

(4)
Includes 11,978 shares registered in the name of Mr. Hu's wife May Kuei-Rong Hu, 30,000 shares registered in the name of Mr. Hu’s daughter, Michelle Hu, and 99,841 shares registered in the name of Mr. Hu's daughter, Stephanie Hu.

Equity Compensation Plan Information

The following table summarizes information about our existing equity compensation plans as of September 30, 2010. All outstanding awards relate to our common stock.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:
Option plans	5,094,740	$0.89	1,744,087
Employee stock purchase plan	—	—	1,363,904
Equity compensation plans not approved by security holders	—	—	—
Total	5,094,740	$0.89	3,107,991

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Policies and Procedures

The Company has a policy regarding the review and approval of related party transactions. Potential related party transactions are identified through an internal review process and those transactions that are determined to be interested transactions with related parties are submitted for review and approval or ratification by the Audit Committee.  In determining whether to approve or ratify an interested transaction, the Audit Committee takes into account, among other factors it deems appropriate, whether the interested transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances and the extent of the related person’s interest in the transaction.  No director shall participate in the approval of an interested transaction for which he or she is a related party, except that the director shall provide all material information concerning the transaction to the Audit Committee.

Board Meetings and Committees

Our Board of Directors held a total of four meetings during the fiscal year ended September 30, 2010. The committees of the Board of Directors include an Audit Committee, a Compensation Committee and the Nominating Committee. During the last fiscal year, no director attended fewer than 75% of the sum of the total number of meetings of the Board of Directors and the total number of meetings of the committees upon which that director served, held subsequent to his becoming a director or his appointment to such committee. The independent directors of the Board of Directors periodically meet separately in executive sessions (i.e., without any members of management present) to discuss corporate business and governance. During the last fiscal year, one such executive session was held. While members of our Board of Directors are not required to attend our annual meeting of stockholders, they are encouraged to attend. Last year, Jeremiah J. Fleming attended our annual meeting.

Director Independence

The Board of Directors has determined that Messrs. Wang, Tsai and Howe constitute a majority of the Board of Directors, that during 2010 each was independent under the rules applicable to NASDAQ listed companies, and none of them are believed to have any relationships that, in the opinion of the Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a Director. The Company moved its stock listing from the NASDAQ to the OTCQX U.S. effective March 16, 2010 and no longer is required to meet the NASDAQ requirements for director independence.

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The Audit Committee pre-approves all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. The Audit Committee has adopted a policy for the pre-approval of services provided by the independent auditors. Under the policy, pre-approval generally is provided for up to one (1) year and any pre-approval is detailed as to the particular service or category of services and is subject to a specific budget. In addition, the Audit Committee may also pre-approve particular services on a case-by-case basis. For each proposed service, the independent auditor is required to provide detailed back-up documentation at the time of approval. The Audit Committee may delegate pre-approval authority to one or more of its members. Such member must report any decisions to the Audit Committee at the next scheduled meeting.

Audit and Non-Audit Fees

The following table presents fees for professional audit services rendered by Moss Adams LLP for the audit of our annual financial statements for the year ended September 30, 2010 and 2009 and fees billed for other services rendered by Moss Adams LLP during those periods. All services provided by Moss Adams LLP in fiscal years 2010 and 2009 were pre-approved by the Audit Committee.

	Fiscal Year Ended September 30,
	2010	2009
	(In thousands)
Audit Fees(1)	$266	$245
Audit-Related Fees(2)	4	24
Tax Fees(3)	26	24
All Other Fees(4)	—	—
Total	$296	$293

(1)
Audit Fees consist of fees related to professional services rendered in connection with the audit of our consolidated annual financial statements, quarterly review of the interim consolidated financial statements included in our Forms 10-Q, and audit services provided in connection with other statutory and regulatory filings.

(2)
Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.” These services include consultations concerning financial accounting and reporting standards.

(3)
Tax Fees consist of fees related to professional services rendered for tax compliance and tax planning (domestic and international). These services include assistance regarding federal, state and international tax compliance and tax planning.

(4)	All Other Fees consist of fees for products and services other than the services reported above. During fiscal 2010 and 2009, Moss Adams LLP did not provide any services other than as described above.

PART IV

Item 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)           The following documents are filed as a part of this Annual Report on Form 10-K.

1.	Financial Statements and Financial Statement Schedule – See Index to Financial Statements and Financial Statement Schedule at Item 8 of this annual report on Form 10-K.

2.	Exhibits. The following exhibits are filed as part of, or incorporated by reference into, this Report (numbered in accordance with Item 601 of Regulation S-K):

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation.
3.2(5)	Second Amended and Restated Bylaws.
3.3(10)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of AltiGen Communications, Inc.
4.1(11)
Preferred Stock Rights Agreement, dated as of April 21, 2009, between AltiGen Communications, Inc. and Computershare Trust Company, N.A., including the Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B and C, respectively.

4.2(1)	Specimen common stock certificates.
4.3(1)	Third Amended and Restated Rights Agreement dated May 7, 1999 by and among AltiGen Communications, Inc. and the Investors and Founder named therein.
10.1(1)	Form of Indemnification Agreement.
10.2(1)	1994 Stock Option Plan, as amended, and form of stock option agreement.
10.3(4)	1999 Stock Plan, as amended, and form of stock option agreement.
10.4(3)	1999 Employee Stock Purchase Plan, as amended, and forms of subscription agreement and notice of withdrawal.
10.5	Lease agreement: 410 East Plumeria Drive, San Jose, California between FSP Montague Business Center Corp., a Delaware Corporation and AltiGen Communications, Inc., dated April 16, 2009.
10.6(1)	Employment Agreement by and between the Registrant and Philip McDermott, dated June 8, 1999.
10.7(9)	Amended and Restated Executive Employment Agreement by and between Philip McDermott and the Company, dated March 6, 2009.
10.8(7)	Executive Employment Agreement by and between Jeremiah J. Fleming and the Company, dated December 18, 2007.
10.9(9)	Executive Employment Agreement by and between Gilbert Hu and the Company, dated March 6, 2009.
10.10(2)++	OEM Agreement between AltiSys Communications and AltiGen Communications, Inc., dated January 18, 1999.
10.12(4)++	Distribution Agreement between Synnex Information Technologies, Inc. and AltiGen Communications, Inc. dated December 22, 1999.
10.14++	Reseller Agreement between Fiserv Solutions, Inc. and AltiGen Communications, Inc. dated August 28, 2009.
10.15(12)	2009 Equity Incentive Plan and form of stock option agreement thereunder.
10.16(12)	2009 Employee Stock Purchase Plan.
21.1(1)	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney (included on signature page).
31.1	Certification of Principal Executive Officer, filed herewith.
31.2	Certification of Principal Financial Officer, filed herewith.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

(1)	Incorporated by reference to exhibit filed with the Registrant's Registration Statement on Form S-1 (No. 333-80037) declared effective on October 4, 1999.
(2)	Incorporated by reference to exhibit filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2001.
(3)	Incorporated by reference to exhibit filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2002.
(4)	Incorporated by reference to exhibit filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2003.
(5)	Incorporated by reference to exhibit filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.
(7)	Incorporated by reference to exhibit filed with the Registrant's Registration Statement on Form 8-K (No. 000-27427).
(8)	Incorporated by reference to exhibit filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2007 (No. 000-27427).
(9)	Incorporated by reference to exhibit filed with the Registrant's Registration Statement on Form 8-K on March 10, 2009.
(10)	Incorporated by reference to exhibit filed with the Registrant's Registration Statement on Form 8-A on April 23, 2009.
(11)	Incorporated by reference to exhibit filed with the Registrant's Registration Statement on Form 8-K on April 23, 2009.
(12)	Incorporated by reference to exhibit filed with the Registrant's Registration Statement on Form S-8 on June 29, 2009.
++	Confidential treatment was granted for certain portions of this exhibit.

(b)	Exhibits: See list of exhibits under (a)(2) above.

(c)	Financial Statement Schedules: See list of schedules under (a)(1) above.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
AltiGen Communications, Inc.
San Jose, California

We have audited the accompanying consolidated balance sheets of AltiGen Communications, Inc. and subsidiary (the "Company") as of September 30, 2010 and 2009, and the consolidated statements of operations, stockholders' equity, and cash flows for the years ended September 30, 2010, 2009 and 2008. Our audits also included the financial statement schedule for the years ended September 30, 2010 and 2009 listed in the Index at Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AltiGen Communications, Inc. and subsidiary as of September 30, 2010 and 2009, and the consolidated results of their operations and their cash flows for the periods ended September 30, 2010, 2009 and 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ MOSS ADAMS LLP

Santa Clara, California
December 13, 2010

ALTIGEN COMMUNICATIONS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	September 30,
	2010	2009
	(In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$3,776	$7,397
Short-term investments	2,748	—
Accounts receivable, less allowance for doubtful accounts of $10 and $35, respectively	1,018	1,545
Inventories	1,385	1,266
Prepaid expenses and other current assets	345	128
Total current assets	9,272	10,336

Property, plant and equipment, net	613	501
Long-term investments	198	202
Long-term deposit	278	292
Total assets	$10,361	$11,331
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,306	$1,165
Accrued liabilities:
Payroll and related benefits	381	672
Warranty	119	122
Marketing	130	111
Accrued expenses	266	215
Other accrued liabilities	435	484
Total accrued liabilities	1,331	1,604
Deferred revenue, short-term	2,448	2,573
Total current liabilities	5,085	5,342
Other long-term liabilities	469	232
Commitments and contingencies (Note 4)
Stockholders’ equity:
Convertible preferred stock, $0.001 par value; Authorized—5,000,000 shares; Outstanding—none at September 30, 2010 and September 30, 2009	—	—
Common stock, $0.001 par value; Authorized—50,000,000 shares; Outstanding—16,494,758 shares at September 30, 2010 and 16,188,857 shares at September 30, 2009	18	17
Treasury stock at cost—1,318,830 shares at September 30, 2010 and September 30, 2009	(1,400)	(1,400)
Additional paid-in capital	68,410	67,716
Accumulated other comprehensive income	228	165
Accumulated deficit	(62,449)	(60,741)
Total stockholders’ equity	4,807	5,757
Total liabilities and stockholders’ equity	$10,361	$11,331

The accompanying notes are an integral part of the financial statements.

ALTIGEN COMMUNICATIONS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended September 30,
	2010	2009	2008
	(In thousands, except per share amounts)
Net revenue:
Hardware	$10,552	$12,279	$15,192
Software	2,394	2,304	2,614
Service support	3,699	2,802	1,091
Total net revenue	16,645	17,385	18,897
Cost of revenue:
Hardware	5,467	6,588	7,828
Software	20	16	231
Service support	—	—	—
Total cost of revenue	5,487	6,604	8,059
Gross profit	11,158	10,781	10,838
Operating expenses:
Research and development	4,577	4,924	4,216
Sales and marketing	5,248	7,037	7,552
General and administrative	3,114	3,654	3,322
Total operating expenses	12,939	15,615	15,090
Loss from operations	(1,781)	(4,834)	(4,252)
Equity in net income (loss) of investee	(4)	(9)	5
Interest and other income, net	43	118	310
Net loss before taxes	(1,742)	(4,725)	(3,937)
Income taxes	34	15	—
Net loss	$(1,708)	$(4,710)	$(3,937)
Basic and diluted net loss per share	$(0.10)	$(0.30)	$(0.25)
Weighted average shares used in computing basic and diluted net loss per share	16,417	15,937	15,745

The accompanying notes are an integral part of the financial statements.

ALTIGEN COMMUNICATIONS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock			Additional	Accumulated Other		Total
	Shares	Amount	Treasury Stock	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity
	(In thousands, except per share data)
BALANCE, SEPTEMBER 30, 2007	15,669,657	$16	$(1,014)	$65,434	$3	$(52,094)	$12,345
Net loss						(3,937)	(3,937)
Change in unrealized loss on investments							—
Cumulative foreign currency translation							—
Total comprehensive loss							(3,937)

Repurchase of treasury stock	(231,135)		(367)				(367)
Common stock issued under stock plans	338,781	1		345			346
Stock-based compensation				910			910
BALANCE, SEPTEMBER 30, 2008	15,777,303	17	(1,381)	66,689	3	(56,031)	9,297
Net loss						(4,710)	(4,710)
Change in unrealized loss on investments					(3)		(3)
Cumulative foreign currency translation					165		165
Total comprehensive loss							(4,548)
Repurchase of treasury stock	(23,800)		(19)				(19)
Common stock issued under stock plans	435,354			286			286
Stock-based compensation				741			741
BALANCE, SEPTEMBER 30, 2009	16,188,857	17	(1,400)	67,716	165	(60,741)	5,757
Net loss						(1,708)	(1,708)
Change in unrealized loss on investments							—
Cumulative foreign currency translation					63		63
Total comprehensive loss							(1,645)
Repurchase of treasury stock							—
Common stock issued under stock plans	305,901	1		237			238
Stock-based compensation				457			457
BALANCE, SEPTEMBER 30, 2010	16,494,758	$18	$(1,400)	$68,410	$228	$(62,449)	$4,807

The accompanying notes are an integral part of the financial statements.

ALTIGEN COMMUNICATIONS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended September 30,
	2010	2009	2008
	(In thousands)
Cash flows from operating activities:
Net loss	$(1,708)	$(4,710)	$(3,937)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	188	250	265
Stock-based compensation	602	905	910
Equity in net income (loss) of investee	4	9	(2)
Changes in operating assets and liabilities:
Accounts receivable	527	878	233
Inventories	(119)	328	(27)
Prepaid expenses and other current assets	(217)	48	61
Accounts payable	141	(69)	413
Accrued liabilities	(273)	(46)	221
Deferred revenue, short-term	(8)	165	1,924
Other long-term liabilities	120	46	16
Net cash (used in) provided by operating activities	(743)	(2,196)	77
Cash flows from investing activities:
Purchases of short-term investments	(4,995)	(5,460)	(45,097)
Proceeds from sale of short-term investments	2,247	5,860	48,493
Changes in long-term deposits	14	(211)	86
Purchases of property and equipment	(300)	(328)	(182)
Net cash (used in) provided by investing activities	(3,034)	(139)	3,300
Cash flows from financing activities:
Proceeds from issuances of common stock, net of issuance costs	93	122	346
Repurchase of treasury stock	—	(19)	(367)
Net cash (used in) provided by financing activities	93	103	(21)
Effect of changes in exchange rates on cash and cash equivalents	63	162	—
Net change in cash and cash equivalents during year	(3,621)	(2,070)	3,356
Cash and cash equivalents, beginning of year	7,397	9,467	6,111
Cash and cash equivalents, end of year	$3,776	$7,397	$9,467

The accompanying notes are an integral part of the financial statements.

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

2.           SIGNIFICANT ACCOUNTING POLICIES

Principles of Presentation

Our consolidated financial statements reflect the operations of AltiGen Communications, Inc. and our wholly-owned subsidiary. The subsidiary is located in Shanghai, China and was incorporated in November 1998. As of September 30, 2010, we had approximately $55,000 in long-lived assets located in China as compared to $45,000 in fiscal year 2009. Our hardware tooling used to develop the face plate for our MAX1000 Voice over IP phone system as well as tooling used to develop the IP720 and IP705 phones are located in Taiwan. All significant intercompany transactions and balances have been eliminated. Our fiscal year end is September 30. Unless otherwise stated, all references to fiscal years 2010, 2009, and 2008 refer to the twelve months ended September 30 of that year.

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

Subsequent Events

The Company has performed an evaluation of subsequent events through December 13, 2010, the date on which this Annual Report on Form 10-K was filed with the SEC. Please refer to Part IV, “Subsequent Events,” Notes to Consolidated Financial Statements for further details.

Concentration of Risk and Certain Significant Risks and Uncertainties

We purchase substantially all our hardware product components from four suppliers and purchase other manufacturing services from a relatively small number of suppliers. Our purchases are concentrated with these four suppliers and certain key chip components of our products are sole sourced. For fiscal years 2010 and 2009 these four suppliers provided 74% and 79%, respectively, of all raw materials purchased. Loss of one of these suppliers could adversely impact our operations.

We believe that changes in any of the following areas could have a material adverse effect on the Company’s future financial position or results of operations:

•	availability of necessary components;
•	changes in customer relationships;
•	risks associated with having a concentration of a few suppliers; and
•	risks associated with changes in domestic and international economic and/or political conditions or regulations.

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

Cash, Cash Equivalents and Short-Term Investments

The Company's policy is to invest in highly-rated securities with strong liquidity and requires investments to be rated single-A or better. Our investment portfolio consists principally of investment grade institutional money market funds, bank term deposits, U.S. Agency securities, corporate bonds and notes and commercial paper. We consider all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents. Short-term investments are highly liquid financial instruments with original maturities greater than three months but less than one year and are classified as "available-for-sale" investments. We classify our available-for-sale securities as current assets and report them at their fair value. Further, we recognize unrealized gains and losses related to these securities as an increase or reduction in shareholders' equity. We evaluate our available-for-sale securities for impairment quarterly. During fiscal years 2010, 2009 and 2008, we did not record any impairment on outstanding securities. The Company did not hold any short-term investments at September 30, 2009.

The following table summarizes the Company’s cash and available-for-sale securities by significant investment category as of September 30, 2010 and September 30, 2009 (in thousands):

	September 30, 2010
Security Description	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$2,141	$—	$—	$2,141
Cash equivalents
Money market mutual funds	1,385	—	—	1,385
Commercial paper	250	—	—	250
Total cash equivalents	1,635	—	—	1,635
Total cash and cash equivalents	3,776	—	—	3,776

Short-term investments:
Commercial paper	2,748	—	—	2,748
Total short-term investments	—	—	—	—
Total cash, cash equivalents and short-term investments	$6,524	$—	$—	$6,524

	September 30, 2009
Security Description	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$2,769	$—	$—	$2,769
Cash equivalents
Money market mutual funds	4,628	—	—	4,628
Commercial paper	—	—	—	—
Total cash equivalents	4,628	—	—	4,628
Total cash and cash equivalents	7,397	—	—	7,397

Short-term investments:
Commercial paper	—	—	—	—
Total short-term investments	—	—	—	—
Total cash, cash equivalents and short-term investments	$7,397	$—	$—	$7,397

Unrealized gains and losses and realized gains were not significant for both fiscal years 2010 and 2009. The Company reports unrealized gains and losses on its “available-for-sale” securities in other comprehensive income, a component of stockholders’ equity.

Inventories

Inventories (which include costs associated with components assembled by third-party assembly manufacturers, as well as internal labor and allocable overhead) are stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or market value. Provisions, when required, are made to reduce excess and obsolete inventories to their estimated net realizable values. We regularly monitor inventory quantities on hand and record a provision for excess and obsolete inventories based primarily on our estimated forecast of product demand and production requirements for the next six months. We record a write-down for product and component inventories that have become obsolete or are in excess of anticipated demand or net realizable value. Raw material inventory is considered obsolete and is fully reserved if it has not moved in 365 days. In fiscal year 2010, we disposed of fully-reserved inventory with a carrying value of zero and an original cost at $33,000. The disposal of such inventory had no material impact on our revenue, gross margins and net loss for the twelve months ended September 30, 2010. During fiscal years 2010, 2009 and 2008, we recognized a provision of $3,000, $17,000 and $12,000, respectively, for excess and obsolete inventories. The components of inventories, net of inventory reserves, include (in thousands):

	September 30,
	2010	2009
Raw materials	$562	$450
Work-in-progress	12	29
Finished goods	811	787
Total	$1,385	$1,266

Property, Plant and Equipment, Net

Property, plant, and equipment are stated at cost. Cost includes purchase cost, applicable taxes and freight costs. We compute depreciation and amortization using the straight-line method over the estimated useful lives of the assets, which is three years except for tooling and leasehold improvements. Our tooling is depreciated using the greater value between the five year straight-line method or the number of phones shipped in the period. We depreciate leasehold improvements over the shorter of the lease term or the improvement’s estimated useful life. Depreciation expense for fiscal years 2010, 2009 and 2008, was approximately $132,000, $250,000 and $265,000, respectively. All repairs and maintenance costs are expensed as incurred.

Property, plant and equipment, net, consist of (in thousands):

	September 30,
	2010	2009
Machinery and equipment	$395	$342
Furniture and equipment	1,224	1,266
Tooling	675	675
Computer software	949	949
Leasehold improvements	106	77
Construction-in-progress	235	31
Total	3,584	3,340
Accumulated depreciation and amortization	(2,971)	(2,839)
Property and equipment, net	$613	$501

Long-Term Investments

As of September 30, 2010 and September 30, 2009, we held an investment of common stock of a private Taiwanese telecommunication company valued at approximately $195,000. This investment is valued using the cost method. Our interest in the company is approximately 2%, which interest does not allow us to exercise significant influence.

In July 2004, we purchased common stock of a private Korean telecommunications company for approximately $79,000. As a result of this investment, we acquired approximately 23% of the voting power of the company. This gives us the right to nominate and elect one of the three members of the Company's current board of directors. We are accounting for this investment using the equity method and record our minority interest of their results in our results of operations. As of September 30, 2010, 2009 and 2008, our investment in the Korean company had a book value of approximately $3,000, $7,000 and $16,000, respectively. We recorded $4,000, $9,000 and $3,000 in our proportionate share of the net losses of our investee for the fiscal years 2010, 2009 and 2008, respectively.

We perform periodic reviews of our investments for impairment. Our investments are considered impaired when a review of the issuer's operations and other indicators of impairment indicate that the carrying value of the investment is not likely to be recoverable. Such indicators include, but are not limited to, limited capital resources, limited prospects of receiving additional financing, and limited prospects for liquidity of the related securities. No write-downs were recorded during fiscal years 2010, 2009 or 2008.

Foreign Currency Translation

The functional currency of the Company’s foreign subsidiary is the Chinese Yuen (Renminbi). In consolidation, the Company translates the assets and liabilities of its Chinese subsidiary at the exchange rate in effect at the balance sheet date.  The Company translates revenue and expense accounts at average exchange rates during the period in which the transaction takes place.  The foreign currency translation is included in accumulated other comprehensive income, a component of stockholders’ equity.

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

Revenue Recognition

Revenue consists of direct sales to end-users, resellers and distributors. Revenue from sales to end-users and resellers is recognized upon shipment, when risk of loss has passed to the customer, collection of the receivable is reasonably assured, persuasive evidence of an arrangement exists, and the sales price is fixed and determinable. We provide for estimated sales returns and allowances and warrant costs related to such sales at the time of shipment. Net revenue consists of product revenue reduced by estimated sales returns and allowances. Sales returns average was approximately 0.9% and 1.8% of sales for fiscal years ended September 30, 2010 and 2009, respectively. Sales to distributors are made under terms allowing certain rights of return and protection against subsequent price declines on our products held by the distributors. Upon termination of such distribution agreements, any unsold products may be returned by the distributor for a full refund. These agreements may be canceled without cause for convenience following a specified notice period. As a result of these provisions, we defer recognition of distributor revenue until such distributors resell our products to their customers. The amounts deferred as a result of this policy are reflected as “deferred revenue” in the accompanying consolidated balance sheets. The related cost of revenue is also deferred and reported in the consolidated balance sheets as inventory. We do not recognize revenue derived from sales to customers in Asia until both of the following elements are satisfied: customer has taken ownership upon shipment and we have received payment for the purchase.

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

Net revenue by customers that individually accounted for more than 10% of our revenue during fiscal years 2010, 2009, 2008 is as follows:

	Fiscal Year Ended September 30,
	2010	2009	2008
Synnex	36%	30%	34%
Jenne (1)	—	15%	12%
Fiserv (2)	10%	10%	—
Altisys (3)	—	—	12%
Total	46%	55%	58%

(1)	In September 2009, we terminated our distribution agreement with Jenne. The termination of our relationship with Jenne did not have a material impact on our business for fiscal year 2010.
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

(3)	During fiscal years 2010 and 2009, revenue generated from Altisys was less than 10% of our total revenue.

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

The following table shows our sales by geographic region as percentage of total sales for the periods indicated:

	Fiscal Year Ended September 30,
	2010	2009	2008
Americas	86%	86%	87%
International	14%	14%	13%
Total	100%	100%	100%

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

Changes in the Company's warranty liability for the fiscal years ended September 30, 2010 and 2009, respectively, are as follows (in thousands):

	September 30,
	2010	2009
	(In thousands)
Accrued warranty, beginning of year	$122	$137
Provision for warranty liability	176	111
Warranty cost including labor, components and scrap	(179)	(126)
Accrued warranty, end of year	$119	$122

Recently Issued Accounting Pronouncements

In July 2010, FASB issued ASU 2010-20, Disclosures about Credit Quality of Financing Receivables and Allowance for Credit Losses, which adds new requirements for disclosures about an entity’s allowance for credit losses and the credit quality of its financing receivables. The amendment is effective the first reporting period beginning after December 15, 2011. The Company is currently assessing the future impact of this new accounting pronouncement to its consolidated financial statements.

In February 2010, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”), which eliminates the requirement for public companies to disclose the date through which subsequent events have been evaluated. The Company will continue to evaluate subsequent events through the date of the issuance of the financial statements, however, consistent with the guidance, this date will no longer be disclosed. ASU 2010-09 does not have any impact on the Company’s results of operations, financial condition or liquidity.

In January 2010, the FASB issued an ASU which clarifies and provides additional disclosure requirements on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons for and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). This standard is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of revised Level 3 disclosure requirements which are effective for interim and annual reporting periods beginning after December 15, 2010. Comparative disclosures are not required in the year of adoption. Such adoption did not have a material impact on our financial position or results of operation.

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

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except net loss per share amounts):

	Fiscal Year Ended September 30,
	2010	2009	2008
Net loss	$(1,708)	$(4,710)	$(3,937)
Weighted average shares outstanding—basic and diluted loss per share	16,417	15,937	15,745
Basic and diluted net loss per share	$(0.10)	$(0.30)	$(0.25)

Options to purchase 5.1 million, 4.4 million and 4.5 million shares of common stock were outstanding for the years ended September 30, 2010, 2009 and 2008, respectively, and were excluded from the computation of diluted net earnings per share for these periods because their effect would have been antidilutive.

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

As of September 30, 2010 and September 30, 2009, accumulated other comprehensive income consisted of $228,000 and $165,000, respectively, of accumulated foreign currency translation gains. The amounts comprising unrealized gains and losses on marketable securities and the related changes as of September 30, 2010, 2009 and 2008 were immaterial.

3.           STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION

 Stock Option Plans

On March 10, 2009, our 1999 Stock Plan and our 1999 Employee Stock Purchase Plan (the “1999 Purchase Plan”) expired.  These plans will, however, continue to govern the securities previously granted under them.  On April 21, 2009, our Board of Directors approved a 2009 Equity Incentive Plan (the “2009 Stock Plan”), which was approved by our stockholders on June 18, 2009.  The 2009 Stock Plan replaced all previous stock plans and the shares available for future grants under those prior plans. Under the Plans, the Board of Directors may grant incentive stock options, non-qualified stock options, restricted stock awards, restricted stock units, stock appreciation rights, performance units and performance shares to eligible employees, directors and consultants. In accordance with the 2009 Stock Plan, the exercise price per share for stock options cannot be less than 100% of the fair market value, as determined by the Board of Directors, on the date of grant. Additionally, the exercise price of options granted to a greater than 10% stockholder may not be less than 110% of the fair market value on the date of grant. The value of common stock subject to incentive stock options that become exercisable by any one employee in any calendar year may not exceed $100,000. Options under this Plan will generally expire ten years after the date of grant. Upon approval of the 2009 Stock Plan, 6.5 million shares were reserved for issuance.

As of September 30, 2010, shares of common stock issuable pursuant to outstanding awards granted under the 2009 Stock Plan and our previous stock plans were 5.1 million shares and there were 1.7 million shares reserved for future grants.

The following table summarizes the Company's stock option plans under the Stock Plans as of September 30, 2007 and changes during the three fiscal years ended September 30, 2010:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at September 30, 2007	3,701,205	$3.62
Options granted	1,180,320	$1.30
Options exercised	(140,950)	$0.86
Options forfeited or expired	(188,753)	$2.70
Outstanding at September 30, 2008	4,551,822	$3.14
Options granted	3,196,107	$0.85
Options exercised	(13,700)	$0.60
Options forfeited or expired	(3,371,338)	$3.87
Outstanding at September 30, 2009	4,362,891	$0.91
Options granted	989,000	$0.75
Options exercised	(7,531)	$0.68
Options forfeited or expired	(249,620)	$0.97
Outstanding at September 30, 2010	5,094,740	$0.89
Exercisable at September 30, 2008	3,184,036	$3.91
Exercisable at September 30, 2009	1,564,566	$0.97
Exercisable at September 30, 2010	2,344,125	$0.94

At September 30, 2010, the aggregate intrinsic value of stock options outstanding was $62,000. Total stock options vested and expected to vest at September 30, 2010 were 4.3 million shares with a weighted average exercise price of $0.89, aggregate intrinsic value of $59,000, and a weighted average remaining contractual term of 7.4 years. The total exercisable stock options as of September 30, 2010 were 2.3 million shares with an aggregate intrinsic value of $50,000, weighted average exercise price of $0.94, and a weighted average remaining contractual term of 5.8 years.

The Company has unamortized share-based compensation expense relating to options outstanding of $954,000, which will be amortized to expense over a weighted average period of 2.86 years.

The table below provides the range of exercise prices of stock options outstanding and stock options exercisable at September 30, 2010.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Term (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.60 – $0.73	455,485	3.84	$0.63	364,870	$0.61
0.74 – 0.74	897,000	9.92	$0.74	22,437	$0.74
0.78 – 0.80	303,218	0.80	$0.78	303,218	$0.78
0.86 – 0.86	2,928,278	8.86	$0.86	1,226,755	$0.86
0.90 – 1.56	399,759	4.27	$1.09	315,845	$1.08
1.83 – 1.83	20,000	5.56	$1.83	20,000	$1.83
2.00 – 2.00	3,000	4.82	$2.00	3,000	$2.00
2.43 – 2.43	20,000	3.82	$2.43	20,000	$2.43
2.98 – 2.98	40,000	4.12	$2.98	40,000	$2.98
3.82 – 3.82	28,000	3.27	$3.82	28,000	$3.82
$0.60 – $3.82	5,094,740	7.65	$0.88	2,344,125	$0.94

Employee Stock Purchase Plan

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

The Company reserved 1.5 million shares of the Company’s common stock for future issuance under the 2009 Purchase Plan. During fiscal year 2010, 136,096 shares were purchased by and distributed to employees at a price of $0.63 per share.

Share-Based Compensation

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

The underlying weighted-average assumptions used in the Black-Scholes model and the resulting estimates of fair value per share were as follows for options granted during the twelve months ended September 30, 2010, 2009 and 2008:

	Employee Stock Option Plans Fiscal Year Ended September 30,			Employee Stock Purchase Plan Fiscal Year Ended September 30,
	2010	2009	2008	2010	2009	2008
Expected life (in years)	7	6	6	0.5	0.5	0.5
Risk-free interest rate	1.6-2.5%	1.6-2.4%	2.8-3.7%	0.15-0.23%	0.21-1.2%	1.5-4.2%
Volatility	90%	138%-141%	87%-88%	90%	138%-140%	87%-89%
Expected dividend	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%

The following table summarizes stock-based compensation expense related to employee and director stock options and employee stock purchases for the years ended September 30, 2010, 2009 and 2008:

	Fiscal Year Ended September 30,
	2010	2009	2008
	(In thousands)
Cost of goods sold	$20	$15	$18
Research and development	234	246	197
Sales and marketing	184	279	226
General and administrative	164	365	469
Total	$602	$905	$910

Issuance of Common Stock as Bonuses

In July 2009, our Board of Directors approved the issuance of our common stock to employees as bonuses. The stock bonuses would be granted in four quarterly installments based on the evaluation of the Company’s overall financial performance for each respective quarter. The stock awards are immediately vested on the date of grant. We recorded stock-based compensation cost for these stock award bonuses based on the closing fair market value of the Company’s common stock on the date of grant. During fiscal year 2009, the Company issued 228,243 shares of common stock to its employees and recorded total expense of $164,335. During fiscal year 2010, the Company issued 162,274 shares of common stock to its employees and recorded total expense of $146,047 for bonus awards earned in the fourth quarter of fiscal year 2009. Our Board of Directors suspended further issuance of common stock as bonus under this program during the first quarter of fiscal year 2010.

Stock Option Exchange

On September 1, 2009, we completed a stock option exchange program (the “Exchange Offer”).  Pursuant to the Exchange Offer, eligible employees tendered, and we accepted for cancellation, eligible options to purchase 2,927,300 shares of our common stock, representing approximately 95% of the total shares of common stock underlying options eligible for exchange in the Exchange Offer.  On September 1, 2009, the Company granted new options to eligible employees to purchase 2,927,300 shares of common stock in exchange for the cancellation of the tendered eligible options.  The exercise price per share of the new options granted in the Exchange Offer was $0.86, the closing price of our common stock as reported by the NASDAQ Capital Market on September 1, 2009. Expense related to modification of the stock options was not material for the year ended September 30, 2009.

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

Pursuant to the accounting standards, we are required to recognize additional compensation expense to the extent the new options have a greater value than the exchanged options they replaced. The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model for the non-executive options and the similar value options granted to the named executive officers. Make-up options were valued using the Binomial Model. Similar to the Black-Scholes model, the Binomial Model takes into account variables such as volatility, dividend yield rate, and risk free interest rate. In addition, the Binomial Model incorporates actual option-pricing behavior and changes in volatility over the option’s contractual term. For options granted under the Exchange Offer, the following assumptions were used:

Valuation of Options
Expected life (in years)	5
Risk-free interest rate	2.3%
Forfeiture rate	0%
Volatility	138%
Expected dividend	0.0%

Stock Repurchase Plan

On October 23, 2007, our Board of Directors approved the repurchase of up to $2.0 million of our common stock in the open market through November 12, 2008. On November 11, 2008, our Board of Directors extended the repurchase program by another year to November 14, 2009. Stock repurchases under this program were made from time to time at our management’s discretion through November 14, 2009. When exercising such discretion, management considered a variety of factors such as our stock price, general business and market conditions and other investment opportunities. The repurchases were made in the open market and funded from available working capital. Pursuant to the 2007 authority, we repurchased 231,135 shares during the twelve months ended September 30, 2008 at an aggregate cost of $367,000. Pursuant to the 2008 authority, we repurchased 23,800 shares during the twelve months ended September 30, 2009 at an aggregate cost of $19,000. In April 2009, our Board of Directors suspended further purchases of stock under this program. On November 16, 2010, our Board of Directors approved the termination of the repurchase program effective immediately.

4.           COMMITMENTS AND CONTINGENCIES

Commitments

We lease our facilities under various operating lease agreements expiring on various dates through December 2014. Generally, these leases have multiple options to extend for a period of years upon termination of the original lease term. We believe that our facilities are adequate for our present needs in all material respects.

In April 2009, the Company entered into a lease for a new corporate headquarters for a period of five years with an option to extend for an additional five years. This facility is leased through June 2014 and serves as our headquarters for corporate administration, research and development, manufacturing, and sales and marketing facility in San Jose, California. The terms of the lease include rent escalations and a tenant allowance for certain leasehold improvements. Under the terms of the lease agreement, total rent payment is approximately $1.4 million for a period of five years commencing on June 12, 2009. Additionally, under the terms of the lease agreement, the Company received up to $127,000 cash incentive as moving allowance. As of September 30, 2010, the Company recorded $126,928 of this allowance as part of deferred rent liability to be amortized over the term of the lease. The Company reserved $200,000 as collateral for an irrevocable and negotiable standby letter of credit (the “Letter of Credit”) as security for the facility lease. The $200,000 is restricted by the bank and recorded as part of the long-term deposit in our consolidated balance sheet as of September 30, 2010. Under the terms of the agreement, the Letter of Credit will expire in July 2014. We believe that the new facility will be suitable, adequate and sufficient to meet the needs of the Company through July 2014.

In June 2010, the Company’s Shanghai branch entered into a new lease agreement for a period of four years. This facility is leased through October 2014 and serves as our international headquarters for administration, research and development, and sales and marketing. Under the terms of the lease agreement, total rent payment is approximately $978,648 for a period of four years commencing on July 1, 2010 and includes rent escalations with four rent free periods at the initial portion of the lease term.

Rent expense for all operating leases totaled approximately $812,000, $758,000 and $688,000, for fiscal years 2010, 2009 and 2008, respectively. Deferred rent was $231,000 and $111,000 as of September 30, 2010 and 2009, respectively. The minimum future lease payments under all non-cancellable operating leases as of September 30, 2010 are shown in the following table (in thousands):

Future Lease Payments
Fiscal Year
2011	$520
2012	540
2013	557
2014	509
2015	22
Thereafter	—
Total	$2,148

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

 5.           SHAREHOLDER RIGHTS PLAN

The Company has adopted a Shareholder Rights Plan (“the Plan”) and declared a dividend distribution of one right for each outstanding share of the Company’s common stock.  The record date for the distribution was May 7, 2009.  The Company designed the plan to protect the long-term value of the Company for its shareholders during any future unsolicited acquisition attempt.  The Company did not adopt the Plan in response to any specific attempt to acquire the Company or its shares and the Company is not aware of any current efforts to do so.  These rights will become exercisable only upon the occurrence of certain events specified in the plan, including the acquisition of 15% of the Company’s outstanding common stock by a person or group.  Should a person or group acquire 15% or more of the outstanding common stock or announce an unsolicited tender offer, the consummation of which would result in a person or group acquiring 15% or more of the outstanding common stock, shareholders other than the acquiring person may exercise the rights, unless the Board of Directors has approved the transaction in advance.  Each right will initially entitle stockholders to purchase a fractional share of the company’s preferred stock for $4.00.  However, the rights are not immediately exercisable and will become exercisable only upon the occurrence of certain events.  If a person or group acquires, or announces a tender or exchange offer that would result in the acquisition of, fifteen percent (15%) or more of our common stock while the stockholder rights plan remains in place, then, unless the rights are redeemed by us for $0.001 per right, the rights will become exercisable by all rights holders, except the acquiring person or group, for shares of AltiGen or shares of the third party acquirer having a value of twice the right’s then-current exercise price. The Rights will expire on May 7, 2019.

6.           FAIR VALUE MEASUREMENTS

ASC 820-10 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs are obtained from independent sources and can be validated by a third party, whereas unobservable inputs reflect assumptions regarding what a third party would use in pricing an asset or liability. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820-10 establishes three levels of inputs that may be used to measure fair value:

Level 1 - Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

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

In accordance with ASC 820-10, we measure our cash equivalents at fair value and classify them within Level 1 or Level 2 of the fair value hierarchy. The classification has been determined based on the manner in which we value our cash equivalents, primarily using quoted market prices or alternative pricing sources and models utilizing market observable inputs.

	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Total Balance
	(In thousands)
Cash equivalents:
Money market mutual funds	$1,385	$—	$1,385
Commercial paper	—	250	250
	1,385	250	1,635
Short-term investments:
Commercial paper	—	2,748	2,748
Total assets measured at fair value	$1,385	$2,998	$4,383

7.           INCOME TAXES

Worldwide loss from continuing operations before provision for income taxes consists of the following (in thousands):

	Years Ended September 30,
	2010	2009	2008
United States	$(1,121)	$(4,722)	$(3,726)
Foreign	(621)	(3)	(211)
Loss from continuing operations	$(1,742)	$(4,725)	$(3,937)

The provision for income taxes consisted of the following and is attributable to federal and state minimum taxes (in thousands):

	Years Ended September 30,
	2010	2009	2008
Federal	$(35)	$(1)	$—
State	1	(14)	—
Foreign	—	—	—
Income tax provision	$(34)	$(15)	$—

The Company records a tax provision for the anticipated tax consequences of the reported results of operations. In accordance with ASC 740, Accounting for Income Taxes, the provision for income taxes is computed using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets are expected to be realized or settled. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. The following is a summary of the significant components of the deferred tax asset (in thousands):

	Years Ended September 30,
	2010	2009
Net operating loss carryforwards	$18,923	$18,696
Reserve and other cumulative temporary differences	1,030	1,143
Research and development credit carryforward	854	762
Net capitalized research and development expenses	17	68
	20,824	20,669
Valuation allowance	(20,824)	(20,669)
Net deferred tax asset	$—	$—

As of September 30, 2010, the Company had net operating loss carryforwards for federal income tax purposes of approximately $50.3 million that expire at various dates through 2030, and federal research and development tax credits of approximately $634,000 that expire at various dates through 2030. The Company also had net operating loss carryforwards for state income tax purposes of approximately $29.1 million that expire at various dates through 2030, and state research and development tax credits of approximately $387,000 which do not have an expiration date and may be carried forward indefinitely. Utilization of the Company's net operating loss and tax credit carryforwards may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss carryforwards before utilization.

The Company's subsidiary in China is entitled to a five-year tax holiday, pursuant to which it is exempted from paying the enterprise income tax for calendar 2008 through 2009. After the two-year exemption period, the Company's subsidiary in China will be entitled to approximately a 50% exemption for calendar years 2010 through 2011.

A valuation allowance has been recorded for the entire deferred tax asset as a result of uncertainties regarding realization of the asset, including limited operating history of the Company, lack of profitability to date and uncertainty over future operating profitability and taxable income. During fiscal year 2010, 2009 and 2008, valuation allowance increased $155,000, $1.7 million and $573,000, respectively. As of September 30, 2010 and 2009, the Company had no significant deferred tax liabilities.

Reconciliation between the Company's effective tax rate and the U.S. statutory rate is as follows:

	Years Ended September 30,
	2010	2009	2008
Tax computed at federal statutory rate	35.0%	35.0%	35.0%
Change in valuation allowance	(8.9)	(36.4)	(14.6)
State taxes	4.5	4.6	4.5
Meals & entertainment	(0.8)	(0.5)	(0.6)
Unbenefitted foreign loss	(0.7)	—	(1.9)
Stock-based compensation	(8.7)	(5.5)	(6.6)
FIN 48 liability	(20.7)	—	(5.9)
Other	2.2	3.1	(9.9)
Provision for income taxes	1.9%	0.3%	—

In October 2007, the Company adopted the FASB’s updated guidance related to income taxes, which establishes a single model to address accounting for uncertain tax positions. This updated guidance clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company has reviewed its income tax positions and identified approximately $274,000 of total gross unrecognized tax benefits of which none, if recognized, would impact the effective tax rate as the Company has a valuation allowance on its carryforward attributes. The Company does not expect its unrecognized tax benefits to change materially over the next 12 months.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows (in thousands):

Total Gross Unrecognized Tax Benefits
Balance at October 1, 2009	$274
Additions based on tax positions related to the current year	205
Additions based on tax positions of prior years	156
Settlements of tax positions	—
Balance at September 30, 2010	$635

Interest and penalties related to unrecognized tax benefits within the provision for taxes on the consolidated condensed statements of operations did not change as a result of implementing the provisions of FIN 48. Management determined that no accrual for interest and penalties was required as of September 30, 2010.

The Company filed a consolidated U.S. income tax return and tax returns in various state and local jurisdictions, and foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world, including such jurisdictions as United States and China. With some exceptions, the Company is no longer subject to U.S. federal, state or foreign income tax examinations for fiscal years before 1994. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses or tax credits were generated and carried forward, and make adjustments up to the amount of the net operating loss or credit carryforward amount.

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

8.           RELATED PARTY TRANSACTIONS

The Company holds ownership interests in two privately held companies, which are also the Company’s customers.

As of September 30, 2010 and September 30, 2009, the Company held an investment of common stock of a private Taiwanese telecommunication company valued at approximately $195,000. The Company is accounting for this investment using the cost method. Our interest in the company is approximately 2%, which interest does not allow us to exercise significant influence. For the fiscal years ended September 30, 2010, 2009 and 2008, product sales revenues from this company were approximately $43,000, $216,000 and $72,000, respectively. Accounts receivable balances from this company were $46,000 and $4,000 as of September 30, 2010 and 2009, respectively.

In July 2004, the Company purchased common stock of a private Korean telecommunications company for approximately $79,000. As a result of this investment, the Company acquired approximately 23% of the voting power of the company. This gives us the right to nominate and elect one of the three members of the Company's current board of directors. The Company is accounting for this investment using the equity method and records its minority interest of their results in our results of operations. For the fiscal years ended September 30, 2010, 2009 and 2008, product sales revenues from this company were approximately $3,000, $19,000 and $49,000, respectively. Accounts receivable balances from this company were $0, $22,000 and $18,000 as of September 30, 2010, 2009 and 2008, respectively. Our investment in the Korean company had a book value of approximately $3,000, $7,000 and $16,000 as of September 30, 2010, 2009 and 2008, respectively.

9.           SUBSEQUENT EVENTS

The Company has performed an evaluation of subsequent events through December 13, 2010, the date on which this Annual Report on Form 10-K was filed with the SEC.

On November 2, 2010, the Company filed a Certification of Notice of Termination of Registration on Form 15 with the Securities and Exchange Commission (SEC) to voluntarily deregister its common stock and suspend its reporting obligations under the Securities Exchange Act of 1934. The Company expects the Certification of Notice of Termination of Registration to take effect within ninety (90) days of the filing with the SEC. Following the filing of this annual report, the Company's obligations to file certain reports with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, will immediately be suspended. We expect that this annual report will be the last filing made by the Company under the Exchange Act. The Company’s common stock will continue to be quoted on the OTCQX U.S. over-the-counter market, operated by Pink OTC Markets, Inc. after deregistration. We intend to continue to make current financial information available on a regular basis consistent with the applicable rules of Pink OTC Markets, Inc and OTCQX U.S.

On November 16, 2010, our Board of Directors approved the termination of the repurchase program effective immediately.

10.           SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

Following is a summary of our quarterly operating results and share data for the years ended September 30, 2010, 2009 and 2008.

	For the Quarter Ended
	December 31,	March 31,	June 30,	September 30,
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Fiscal year ended September 30, 2010:
Net revenue	$4,221	$4,421	$4,199	$3,804
Gross profit	2,810	2,924	2,859	2,565
Net loss	$(470)	$(340)	$(259)	$(639)
Basic and diluted net loss per share	$(0.03)	$(0.02)	$(0.02)	$(0.04)
Weighted average shares used in computing basic and diluted net loss per share	16,293	16,430	16,453	16,495

Fiscal year ended September 30, 2009:
Net revenue	$4,860	$3,577	$4,082	$4,866
Gross profit	2,962	2,107	2,545	3,167
Net loss	$(1,268)	$(1,767)	$(945)	$(730)
Basic and diluted net loss per share	$(0.08)	$(0.11)	$(0.06)	$(0.05)
Weighted average shares used in computing basic and diluted net loss per share	15,838	15,862	15,923	16,137

Fiscal year ended September 30, 2008:
Net revenue	$4,260	$4,712	$4,812	$5,113
Gross profit	2,406	2,619	2,827	2,986
Net loss	$(971)	$(1,127)	$(1,029)	$(810)
Basic and diluted net loss per share	$(0.06)	$(0.07)	$(0.07)	$(0.05)
Weighted average shares used in computing basic and diluted net loss per share	15,728	15,708	15,697	15,777

ALTIGEN COMMUNICATIONS, INC. AND SUBSIDIARY
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Classification	Balance at Beginning of Fiscal Year	Charged to Costs and Expenses	Deductions	Balance at End of Fiscal Year
	(In thousands)
Allowance for doubtful accounts:
Fiscal year ending September 30, 2010	$35	$—	$(25)	$10
Fiscal year ending September 30, 2009	$19	$19	$(3)	$35
Fiscal year ending September 30, 2008	$33	$—	$(14)	$19
Inventory reserve:
Fiscal year ending September 30, 2010	$691	$3	$(33)	$661
Fiscal year ending September 30, 2009	$850	$17	$(176)	$691
Fiscal year ending September 30, 2008	$2,375	$—	$(1,525)	$850

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 13, 2010	ALTIGEN COMMUNICATIONS, INC.

	By:	/s/ JEREMIAH FLEMING
Jeremiah Fleming
Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Jeremiah Fleming and Philip M. McDermott, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JEREMIAH FLEMING	Chief Executive Officer (principal	December 13, 2010
Jeremiah Fleming	executive officer), President and Director

/s/ GILBERT HU	Chairman of the Board and	December 13, 2010
Gilbert Hu	President of Asia Pacific

/s/ PHILIP M. MCDERMOTT	Chief Financial Officer (principal	December 13, 2010
Philip McDermott	financial and accounting officer)

/s/ TACHENG CHESTER WANG	Director	December 13, 2010
Tacheng Chester Wang

/s/ MIKE MON YEN TSAI	Director	December 13, 2010
Mike Mon Yen Tsai

/s/ ALAN HOWE	Director	December 13, 2010
Alan Howe

AltiGen Communications, Inc.

Exhibit Index

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation.
3.2(5)	Second Amended and Restated Bylaws.
3.3(10)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of AltiGen Communications, Inc.
4.1(11)
Preferred Stock Rights Agreement, dated as of April 21, 2009, between AltiGen Communications, Inc. and Computershare Trust Company, N.A., including the Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B and C, respectively.

4.2(1)	Specimen common stock certificates.
4.3(1)	Third Amended and Restated Rights Agreement dated May 7, 1999 by and among AltiGen Communications, Inc. and the Investors and Founder named therein.
10.1(1)	Form of Indemnification Agreement.
10.2(1)	1994 Stock Option Plan, as amended, and form of stock option agreement.
10.3(4)	1999 Stock Plan, as amended, and form of stock option agreement.
10.4(3)	1999 Employee Stock Purchase Plan, as amended, and forms of subscription agreement and notice of withdrawal.
10.5	Lease agreement: 410 East Plumeria Drive, San Jose, California between FSP Montague Business Center Corp., a Delaware Corporation and AltiGen Communications, Inc., dated April 16, 2009.
10.6(1)	Employment Agreement by and between the Registrant and Philip McDermott, dated June 8, 1999.
10.7(9)	Amended and Restated Executive Employment Agreement by and between Philip McDermott and the Company, dated March 6, 2009.
10.8(7)	Executive Employment Agreement by and between Jeremiah J. Fleming and the Company, dated December 18, 2007.
10.9(9)	Executive Employment Agreement by and between Gilbert Hu and the Company, dated March 6, 2009.
10.10(2)++	OEM Agreement between AltiSys Communications and AltiGen Communications, Inc., dated January 18, 1999.
10.12(4)++	Distribution Agreement between Synnex Information Technologies, Inc. and AltiGen Communications, Inc. dated December 22, 1999.
10.14++	Reseller Agreement between Fiserv Solutions, Inc. and AltiGen Communications, Inc. dated August 28, 2009.
10.15(12)	2009 Equity Incentive Plan and form of stock option agreement thereunder.
10.16(12)	2009 Employee Stock Purchase Plan.
21.1(1)	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney (included on signature page).
31.1	Certification of Principal Executive Officer, filed herewith.
31.2	Certification of Principal Financial Officer, filed herewith.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

(1)	Incorporated by reference to exhibit filed with the Registrant's Registration Statement on Form S-1 (No. 333-80037) declared effective on October 4, 1999.
(2)	Incorporated by reference to exhibit filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2001.
(3)	Incorporated by reference to exhibit filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2002.
(4)	Incorporated by reference to exhibit filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2003.
(5)	Incorporated by reference to exhibit filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.
(7)	Incorporated by reference to exhibit filed with the Registrant's Registration Statement on Form 8-K (No. 000-27427).
(8)	Incorporated by reference to exhibit filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2007 (No. 000-27427).
(9)	Incorporated by reference to exhibit filed with the Registrant's Registration Statement on Form 8-K on March 10, 2009.
(10)	Incorporated by reference to exhibit filed with the Registrant's Registration Statement on Form 8-A on April 23, 2009.
(11)	Incorporated by reference to exhibit filed with the Registrant's Registration Statement on Form 8-K on April 23, 2009.
(12)	Incorporated by reference to exhibit filed with the Registrant's Registration Statement on Form S-8 on June 29, 2009.
++	Confidential treatment was granted for certain portions of this exhibit.